Form 10-Q
period 1996-06-30
PENNFIRST BANCORP INC
filed 1996-08-09
CIK 872835

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT of 1934

            For the transition period from _________ to ____________

                        Commission File Number: 0-19345

                            PENNFIRST BANCORP, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                 25-1659846
- -------------------------------                 -----------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                  Identification Number)


                              600 Lawrence Avenue
                        Ellwood City, Pennsylvania 16117
                        -------------------------------
                    (Address of principal executive offices)

                                (412) 758-5584
                       --------------------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.   YES  X     NO
                                               ---       ---

         Shares outstanding as of July 31, 1996: 3,933,712 shares Common Stock, par value $.01 per share.

                            PENNFIRST BANCORP, INC.

                                     INDEX


PART I.                      FINANCIAL INFORMATION                                                           PAGE
- -----------------------------------------------------------------------------------------------------------------
Item 1.                      Financial Statements

                             Consolidated Statements of Financial
                             Condition as of June 30, 1996 (Unaudited)
                             and December 31, 1995                                                              3

                             Consolidated Statements of Income
                             for the Three and Six Months Ended
                             June 30, 1996 and 1995 (Unaudited)                                                 4

                             Consolidated Statements of Cash Flows
                             for the Six Months Ended
                             June 30, 1996 and 1995 (Unaudited)                                                 5

                             Consolidated Statement of Changes in
                             Stockholders' Equity for the Six Months
                             ended June 30, 1996 (Unaudited)                                                    6

                             Notes to Consolidated Financial Statements                                         7

Item 2.                      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations for the Three and Six Months
                             Ended June 30, 1996                                                                8

PART II.                     OTHER INFORMATION
- -----------------------------------------------------------------------------------------------------------------


Item 1.                      Legal Proceedings                                                                 22
Item 2.                      Changes in Securities                                                             22
Item 3.                      Defaults upon Senior Securities                                                   22
Item 4.                      Submission of Matters to a Vote of
                             Security Holders                                                                  22
Item 5.                      Other Information                                                                 22
Item 6.                      Exhibits and Reports on Form 8-K                                                  22
Signatures                                                                                                     23

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      JUNE 30,       DECEMBER 31,
                                                                                       1996              1995
                   ASSETS                                                           (UNAUDITED)
                   ------                                                          ------------      -----------
                                                                                       (Dollars in Thousands)
     Cash on hand and due from banks                                              $      1,940      $      2,195
     Interest-earning deposits in other institutions                                     5,288             4,448
     Federal funds sold                                                                  1,242               151
     Investment securities held to maturity, at cost
       (market value of $17,596 and $20,916)                                            18,079            20,757
     Investment securities available for sale, at market
       (cost of $90,944 and $42,733)                                                    88,690            43,932
     Mortgage-backed securities, at cost (market value of
       $81,517 and $89,806)                                                             84,550            91,173
     Mortgage-backed securities available for sale, at market
       (cost of $264,782 and $286,273)                                                 262,518           286,921
     Loans receivable (net of unearned income of $371 and $467)                        206,542           186,349
     Less allowance for losses on loans                                                  2,745             2,471
                                                                                  ------------      ------------
       Loans receivable, net                                                           203,797           183,878
     Accrued interest receivable                                                         5,556             4,651
     Real estate owned, net                                                                 78                52
     Federal Home Loan Bank stock, at cost                                              14,448            12,473
     Office properties and equipment, at cost, less accumulated depreciation
       and amortization                                                                  2,841             2,841
     Prepaid expenses and sundry assets                                                  7,440             5,899
                                                                                  ------------      ------------
           Total assets                                                           $    696,467      $    659,371
                                                                                  ============      ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
     Liabilities:
       Savings deposits:
         Non-interest bearing                                                     $      3,815      $      3,776
         Interest-bearing demand, passbook and money market                            142,992           139,561
         Certificate of deposit and other time deposits                                188,841           195,157
                                                                                  ------------      ------------
            Total deposits                                                             335,648           338,494
       Advances by borrowers for taxes and insurance                                     2,724             1,808
       Borrowed funds                                                                  304,742           259,472
       Federal and state income taxes                                                        -                 2
       Accrued expenses and other liabilities                                            4,897             4,669
                                                                                  ------------      ------------
           Total liabilities                                                           648,011           604,445
     Commitments and contingencies                                                       ----              ----
     Stockholders' equity:
       Preferred stock:
         5,000,000 shares, par value $.01 per share, authorized;
         None issued and outstanding                                                     ----              ----
       Common stock:
         10,000,000 shares, par value $.01 per share,
         authorized; 4,364,023 shares issued                                                44                44
       Additional paid-in capital                                                       26,047            26,045
       Retained income, substantially restricted                                        31,965            33,706
       Unrealized gain (loss) on securities available for sale, net                     (2,982)            1,219
       Unearned Employee Stock Ownership Plan shares                                    (1,179)           (1,205)
       Treasury stock, at cost; (425,311 and 375,949 shares)                            (5,439)           (4,883)
                                                                                  ------------      ------------
           Total stockholders' equity                                                   48,456            54,926
                                                                                  ------------      ------------
           Total liabilities and stockholders' equity                             $    696,467      $    659,371
                                                                                  ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                             (UNAUDITED)                     (UNAUDITED)
                                                          1996         1995              1996           1995
                                                         --------    --------          ---------      --------
                                                                         (Dollars in Thousands)
Interest income:
    Loans........................................       $  3,916     $  3,715          $  7,738       $  7,188
    Investment securities held to maturity.......            341          487               783            963
    Investment securities available for sale.....          1,428          149             2,275            224
    Mortgage-backed securities held to maturity..          1,253        4,776             2,567          9,587
    Mortgage-backed securities available for sale          4,464        1,592             9,066          3,254
    Federal Home Loan Bank stock.................            222          204               424            401
                                                        --------     --------          --------       --------
        Total interest income....................         11,624       10,923            22,853         21,617
                                                        --------     --------          --------       --------
Interest expense:
    Savings deposits and escrow..................          3,612        3,668             7,306          7,106
    Borrowed funds...............................          4,432        3,811             8,571          7,523
                                                        --------     --------          --------       --------
        Total interest expense...................          8,044        7,479            15,877         14,629
                                                        --------     --------          --------       --------
Net interest income..............................          3,580        3,444             6,976          6,988
Provision for possible losses on loans...........              -            7               285              6
                                                        --------     --------          --------       --------
Net interest income after provision
    for possible losses on loans.................          3,580        3,437             6,691          6,982
                                                        --------     --------          --------       --------
Non-interest income:
   Fees and service charges......................            227          220               436            416
   Gains (losses) on sale of securities
      available for sale.........................            (23)          32               (21)            54
    Other income.................................              7           11                26             21
                                                        --------     --------          --------       --------
        Total non-interest income................            211          263               441            491
                                                        --------     --------          --------       --------

Non-interest expense:
    Salaries and personnel costs.................          1,060        1,058             2,118          2,204
    Premises and occupancy costs.................            238          245               494            482
    Federal insurance premiums...................            193          190               387            381
    Data processing costs........................             91           83               186            182
    Advertising..................................             42           56                72             86
    Gains on real estate owned...................             (7)         (47)               (1)           (51)
    Other........................................            561          526               811          1,034
                                                        --------     --------          --------       --------
        Total non-interest expense...............          2,178        2,111             4,067          4,318
                                                        --------     --------          --------       --------
        Income before income taxes...............          1,613        1,589             3,065          3,155
                                                        --------     --------          --------       --------
Income taxes:
 Federal.........................................            439          490               798            984
 State...........................................             90          104               168            202
                                                        --------     --------          --------       --------
          Total income taxes.....................            529          594               966          1,186
                                                        --------     --------          --------       --------
           Net income............................       $  1,084     $    995          $  2,099       $  1,969
                                                        ========     ========          ========       ========
         Earnings per share......................           $.27         $.24              $.53           $.46
         Cash dividends paid per share ..........           $.59         $.09              $.68           $.18
         Weighted average shares and share
         equivalents outstanding ................      3,978,447    4,231,540         3,984,256      4,318,102

     See accompanying notes to unaudited consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                     (Unaudited)
                                                                            ----------------------------
                                                                                1996             1995
                                                                            -----------      -----------
                                                                                (Dollars in Thousands)
     Cash flows from operating activities:
          Net income                                                        $     2,099      $     1,969
          Adjustments to reconcile net income to
            net cash provided by operating activities:
              Depreciation and amortization                                         200              215
              Provision (recovery) for loan and real estate owned losses            289              (47)
              Amortization of premiums and accretion of discounts                   589              243
              Gain (loss) on sale of securities available for sale                   21              (54)
              Gain on sale of loans                                                   -               (3)
              Increase in accrued interest receivable                              (905)            (227)
              Increase in prepaid and sundry assets                                  (4)            (220)
              Increase in accrued interest payable                                1,164            1,374
              Increase in other liabilities                                         607            1,015
              Other                                                                  73               63
                                                                            -----------      -----------

                Net cash provided by operating activities                         4,133            4,328
                                                                            -----------      -----------

     Cash flows from investing activities:
          Loans originated and purchased                                        (52,092)         (33,187)
          Purchases of:
            Investment securities held to maturity                               (8,489)          (8,000)
            Investment securities available for sale                            (52,022)         (24,838)
            Mortgage-backed securities held to maturity                               -           (5,929)
            Mortgage-backed securities available for sale                       (41,619)         (44,796)
            Fixed assets                                                           (200)            (583)
            FHLB stock                                                           (1,975)            (152)
          Proceeds from repayments and maturities of:
            Loans                                                                31,933           19,351
            Investment securities held to maturity                               11,171            3,265
            Investment securities available for sale                                650                -
            Mortgage-backed securities held to maturity                           6,398           15,627
            Mortgage-backed securities available for sale                        34,073            7,177
          Proceeds from sale of:
            Loans                                                                     -              412
            Investment securities available for sale                              3,284           17,723
            Mortgage-backed securities available for sale                        28,422           50,071
            Fixed assets                                                              -              219
            Real estate owned                                                        26              357
                                                                             ----------      -----------

                Net cash used by investing activities                           (40,440)          (3,283)
                                                                            -----------      -----------

     Cash flows from financing activities:
          Net increase in NOW, money market demand,
            passbook and club accounts                                            3,470            1,181
          Net increase (decrease) in certificates of deposit                     (6,316)           2,658
          Net increase in borrowed funds                                         45,270              910
          Proceeds from issuance of common stock                                    562               14
          Cash dividends paid on common stock                                    (2,694)            (782)
          Purchase of treasury stock                                             (2,337)          (3,651)
          Additional stock purchased by ESOP                                        (96)               -
          Principal repayment of ESOP loan                                          124              108
                                                                            -----------      -----------

                Net cash provided by financing activities                        37,983              438
                                                                            -----------      -----------

     Net increase in cash and cash equivalents                                    1,676            1,483
     Cash and cash equivalents at beginning of period                             6,794            8,925
                                                                            -----------      -----------
     Cash and cash equivalents at end of period                             $     8,470      $    10,408
                                                                            ===========      ===========

     Supplemental disclosures of cash flow information:
          Cash paid during the period for:
            Interest expense                                                $    14,740           14,671
                                                                            ===========      ===========

            Income taxes                                                    $       828            1,100
                                                                            ===========      ===========

          Noncash item - foreclosed mortgage loans
            transferred to real estate owned                                $        55               47
                                                                            ===========      ===========

          Dividends declared but not paid                                   $       345              366
                                                                            ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   Six Months Ended June 30, 1996 (Unaudited)
                             (Dollars in Thousands)

                                                                                                       Unrealized
                                                                                                       Gain (loss)
                                                   Additional    Unearned                             on Securities       Total
                                        Common      Paid in        ESOP        Retained    Treasury   Available for    Stockholders'
                                        Stock       Capital       Shares        Income       Stock        Sale            Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995...       $     44     $  26,045    $ (1,205)     $  33,706     $(4,883)   $     1,219      $   54,926

Principal payment on Employee
Stock Ownership Plan (ESOP)
debt...........................           ----             2         122           ----        ----           ----             124

Additional stock acquired
by ESOP........................           ----          ----         (96)          ----        ----           ----             (96)

Cash dividends declared on
Common Stock at $.59 per
share..........................           ----          ----        ----         (2,621)       ----           ----          (2,621)

Unrealized loss on securities
available for sale.............           ----          ----        ----           ----        ----         (4,201)         (4,201)

Purchase of Treasury Stock, at
cost, (186,128 shares).........           ----          ----        ----           ----      (2,337)          ----          (2,337)

Common stock issued from Treasury
Stock for options exercised
(136,766 shares)...............           ----          ----        ----         (1,219)      1,781           ----             562

Net income.....................           ----          ----        ----          2,099        ----           ----           2,099
                                    ----------------------------------------------------------------------------------------------

Balance at June 30, 1996.......     $       44     $  26,047    $ (1,179)      $ 31,965     $(5,439)    $   (2,982)     $   48,456
                                    ==============================================================================================


See accompanying notes to unaudited consolidated financial statements.

PENNFIRST BANCORP, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECLASSIFICATION OF PRIOR YEAR'S STATEMENTS

         Certain items previously reported have been reclassified to conform with the current year's reporting format.

3.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of PennFirst Bancorp, Inc.a thrift holding company, includes the accounts of the Company and its direct and indirect wholly owned subsidiaries, ESB Bank, F.S.B., PennFirst Financial Services, Inc., and AMSCO, Inc.

4.       INCOME TAXES

         Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

PENNFIRST BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

GENERAL

         PennFirst Bancorp, Inc. ("PennFirst" or the "Company") is the parent holding company of ESB Bank, F.S.B. ("ESB Bank" or the "Savings Bank") and PennFirst Financial Services, Inc. ("PFSI"). PFSI, which was incorporated on July 31, 1992 as a Delaware-chartered company, is engaged in the management of investments on behalf of PennFirst. PFSI had total assets of approximately $33.3 million as of June 30, 1996. The operating results of PennFirst depend primarily upon its net interest income, which is determined by the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's net income also is affected by its provision for possible losses on loans, as well as the level of its non-interest income, including loan origination and other fees, and its non-interest expense, such as employee salaries and benefits, occupancy costs and income taxes.

         In general, thrift institutions are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of thrift institutions, including the Savings Bank, have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits. This factor has historically caused the income earned by thrift institutions, including ESB Bank, on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds. While having liabilities that reprice more frequently than assets is generally beneficial to net interest income in times of declining interest rates such an asset/liability mismatch is generally detrimental during periods of rising interest rates. To reduce the effect of adverse changes in interest rates on its operations, the Company has implemented the asset and liability management policies described below.

ASSET AND LIABILITY MANAGEMENT

         PennFirst maintains a program designed to preserve the Company's relatively low exposure to material and prolongedincreases in interest rates. The principal determinant of the exposure of PennFirst's earnings to interest rate risk is the timing difference between the repricing or maturity of PennFirst's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. PennFirst's asset and liability management policies have increased the Company's interest rate sensitivity primarily by shortening the maturities of PennFirst's interest-earning assets while at the same time extending the maturities of PennFirst's interest-bearing liabilities. The Board of Directors of PennFirst continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. The Company's mortgage-backed securities portfolio consists of both adjustable-rate as well as fixed-rate securities that have expected weighted average lives of between three and seven years.

         The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations and the Senior Vice President of Lending of the Company. This committee, which meets quarterly, generally monitors various asset and liability management policies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable rate and shorter duration mortgage-backed securities and (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages ("ARMs"), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans.

         As of June 30, 1996, the implementation of these asset and liability initiatives resulted in the following: (i) $123.5 million or 57.0% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $75.7 million or 54.9% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $108.5 million or 31.3% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

         The implementation of the foregoing asset and liability strategies has resulted in the Company being able to maintain a one-year interest rate sensitivity GAP ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity GAP is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 1996, the Company's interest-earning assets maturing or repricing within one year totaled $263.3 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $363.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $100.4 million or a negative 14.4% of total assets. At June 30, 1996, the percentage of the Company's assets to liabilities maturing or repricing within one year was 72.4%. The Company's one-year GAP changed from a negative 5.6% of total assets at December 31, 1995 to a negative 14.4% of total assets at June 30, 1996 as a result of the Company's purchase of $60.5 million in investment securities with maturities exceeding 5 years as well as the maturing of long-term Federal Home Loan Bank ("FHLB") advances. The Company expects to refinance a portion of its maturing and short-term advances in the third quarter of 1996 into longer-term advances to improve its overall GAP position. The Company does not presently anticipate that its one-year interest rate sensitivity GAP will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

         The one year interest rate sensitivity GAP has been the most common industry standard used to measure an institution's interest rate risk position. PennFirst also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of PennFirst believes that simulation modeling may more accurately estimate the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions to maximize the stability of net interest income under various interest rate scenarios. At June 30, 1996, PennFirst's simulation model indicated that the Company's balance sheet is liability sensitive, and as such in a 300 basis point rising rate environment, with minor changes in the balance sheet and limited reinvestment changes, net interest income is projected to decrease by approximately 10% over a 24-month period.

RESULTS OF OPERATIONS

         PennFirst reported net income of $1.1 million and $995,000 during the three months ended June 30, 1996 and 1995, respectively. Net income increased by $89,000 or 8.9% during the three months ended June 30, 1996 when compared to the same period in 1995. The increase was primarily the result of an increase in net interest income of $136,000, combined with decreases of $65,000 in income tax expense and a $7,000 decrease in the provision for possible losses on loans, which more than offset a $67,000 increase in non-interest expense and a $52,000 decrease in non-interest income. The Company reported net income of $2.1 million and $2.0 million during the six month periods ended June 30, 1996 and 1995, respectively. Net income increased $130,000 or 6.6%, as compared to the same period in 1995. This increase was primarily the result of decreases of $251,000 in non-interest expense and $220,000 of income tax expense, which more than offset a $279,000 increase in the provision for possible losses on loans, a $50,000 decrease in non-interest income and a $12,000 decrease in net interest income.

         NET INTEREST INCOME. The Company's net interest income increased by $136,000 or 3.9% during the three months ended June 30, 1996, when compared to the same period in 1995. This increase resulted from an increase in total interest income of $701,000 or 6.4%, which was partially offset by an increase of $565,000 or 7.6% in total interest expense for the three months ended June 30, 1996, when compared to the same period in the prior year. For the six months ended June 30, 1996, net interest income decreased $12,000 or 0.2% compared to the same period in prior year. This decrease resulted from an increase in total interest expense of $1.2 million or 8.5%, which was offset by an increase of $1.2 million or 5.7% in total interest income for the six months ended June 30, 1996, when compared to the same period in the prior year. The increases in total interest income were primarily attributable to increases in the average balances of loans and investment securities during the respective periods. The increases in total interest expense were due primarily to increases in the average balance of interest-bearing liabilities, primarily FHLB advances. PennFirst's net interest income was also decreased by the Company's stock repurchase programs which have repurchased into treasury during the last twelve months a total of approximately 280,000 shares of its common stock, at a cost of $3.6 million. The repurchases reduced the level of the Company's interest-earning assets during the last twelve months.

         INTEREST INCOME. Interest on loans increased by $201,000 or 5.4% and $550,000 or 7.7% for the three and six months ended June 30, 1996, when compared with the same periods in 1995. The increases were primarily due to increases of $21.1 million and $19.4 million in the average balance of loans outstanding, which was a result of $83.4 million in loan originations during the last twelve months.

         Interest on mortgage-backed securities (including mortgage-backed securities available for sale) decreased by $651,000 or 10.2% and $1.2 million or 9.4% for the three and six months ended June 30, 1996, when compared with the same periods in 1995. The decreases were primarily due to decreases of $46.3 million and $43.5 million in the average balance of mortgage-backed securities outstanding during the respective periods. The decreases in the average balance of mortgage-backed securities during the three and six month periods ended June 30, 1996 was the result of the cash flows from the portfolio being utilized to fund the increase in loan originations and the purchase of investment securities. At June 30, 1996, the Company had classified $262.5 million of its mortgage-backed securities as available for sale. The Company has classified such securities as available for sale due to expected interest rate changes, resultant prepayment risk and other factors related to interest rate or prepayment risk. The Company has occasionally sold securities from its available for sale portfolio in accordance with its asset and liability management strategies.

         Interest and dividends on investment securities (including investment securities available for sale) and other interest-earning assets (consisting primarily of U. S. Government and agency obligations, corporate and municipal obligations, interest-earning deposits and FHLB of Pittsburgh stock) increased substantially by $1.2 million or 137.0% and $1.9 million or 119.3% for the three and six months ended June 30, 1996, when compared with the same periods in 1995. The increases resulted from increases of $67.6 million and $57.7 million in the average balance of investment securities during the respective periods. These increases were primarily from the purchase of $42.4 million of callable U.S. Government agency securities, consisting of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Bank ("FHLB") securities, and $33.2 million of municipal obligations during the last twelve months.

         INTEREST EXPENSE. Interest expense on deposits, the largest component of the Company's interest-bearing liabilities, decreased by $56,000 or 1.5% and increased by $200,000 or 2.8% for the three and six months ended June 30, 1996, when compared with the same periods in 1995. The decrease during the three months period ended June 30, 1996 was primarily due to a decrease of 7 basis points in the weighted average rate paid on deposits. The increase during the six months period ended June 30, 1996 was primarily due to an increase of 7 basis points in the weighted average rate paid on deposits, and to a lesser extent, a $2.9 million increase in the average balance of deposits outstanding. The average rate paid on interest-bearing deposits decreased during the three month period ended June 30, 1996, due to the decline in interest rates offered by the Savings Bank. The average rate paid on interest-bearing deposits increased during the six month period ended June 30, 1996, due to the increase in the average balance of the Bank's higher yielding money market accounts.

         Interest on borrowings (consisting of advances from the FHLB of Pittsburgh, treasury tax and loan note payable and reverse repurchase agreements) increased by $621,000 or 16.3% and $1.0 million or 13.9% for the three and six months ended June 30, 1996, when compared to the same periods in 1995. The increases resulted primarily from increases of $45.1 million and $31.2 million in the average balance of the Company's borrowed funds during the respective periods. The increases in the average balance of borrowed funds for the three and six months ended June 30, 1996, when compared with the same periods in 1995, was primarily due to the purchase of $102.1 million in mortgage-backed and investment securities, which were funded at a positive interest rate spread through short-term advances from the FHLB of Pittsburgh.

         PROVISIONS FOR POSSIBLE LOSSES ON LOANS. Provisions for possible losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio.

         PennFirst did not establish any provisions for possible losses on loans during the three months ended June 30, 1996 and established provisions for possible losses on loans of $285,000 for the six month period ended June 30, 1996, as compared to $7,000 and $6,000 for the comparable periods in the prior year. The provision during the six months ended June 30, 1996 was primarily due to an increase in general reserve provisions relating to financing lease loans as discussed in greater detail below. The provisions during the three and six months ended June 30, 1995 were primarily attributable to consumer loans. As a result of the provision during the six months ended June 30, 1996, the Company's total allowance for losses on loans at June 30, 1996 amounted to $2.7 million or 1.27% of the Company's total loan portfolio, as compared to $2.5 million or 1.29% at December 31, 1995. The Company's allowance for losses on loans as a percentage of nonperforming loans at June 30, 1996 was 69.1%, as compared to 309.3% at December 31, 1995. The Company's nonperforming assets totaled $4.1 million at June 30, 1996 or 0.58% of total assets as compared to $2.2 million or 0.34% at June 30, 1995.

         The Company's non-performing assets increased as a result of the Company placing $3.6 million of commercial equipment leases on nonaccrual status during the first quarter of 1996. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group and affiliates which have filed for Chapter 11 bankruptcy. As a result of the disruption of payment flows and the uncertainty regarding the status of our servicer, the Savings Bank has classified all $3.6 million of the leases as substandard, categorizing them as non-performing, and increased the Company's loss reserves to 15 percent of the aggregate balance of the lease agreements based on the substandard classification. There can be no assurance that additional losses will not be incurred in connection with the lease agreements. The Company continues to closely monitor the situation. As a result of the leases, the Company increased the provision for possible losses on loans by $279,000 for the six months ended June 30, 1996.

         NON-INTEREST INCOME. The Company's non-interest income decreased by $52,000 or 19.8% and by $50,000 or 10.2% during the three and six months ended June 30, 1996, when compared with the same periods in 1995. The decreases for the three and six months ended June 30, 1996 were due primarily to the declines in gains on the sale of securities available for sale. The sales of such securities are discussed in greater detail below.

         Fees and service charges increased by $7,000 or 3.2% and $20,000 or 4.8% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The increases were primarily due to increases in loan origination fees earned on construction loans.

        The $21,000 loss on sale of securities available for sale recognized during the six months ended June 30, 1996 was the result of the sale of $31.7 million of mortgage-backed and investment securities within its available for sale portfolio during the period. The Company's management decided upon review of the securities within its available for sale portfolio that, due to a projected increase in prepayment speeds on certain fixed and adjustable-rate mortgage-backed securities, it was in the Company's best interest to sell such securities within its portfolio. The proceeds from the sale were invested in fixed-rate mortgage-backed securities that have expected weighted average lives of between three and seven years and callable U.S. Government agency securities with maturities exceeding 5 years. The $54,000 gain on sale of securities available for sale that was recognized during the six months ended June 30, 1995 was the result of the sale of $67.8 million of such securities within its available for sale portfolio during the period. The securities sold during the first six months of 1995 displayed some similar characteristics to those that were sold during the first six months of 1996.

         Miscellaneous other income decreased by $4,000 or 36.4% and increased by $5,000 or 23.8% during the three and six months ended June 30, 1996, respectively, when compared with the same periods in 1995. The decrease during the three month period was due primarily to a decline in income associated with a subsidiary of ESB Bank. The increase during the six month period was due primarily to a fee paid to the Savings Bank as a result of a right of way that was adjacent to a branch facility.

         NON-INTEREST EXPENSE. Non-interest expense increased by $67,000 or 3.2% and decreased by $251,000 or 5.8% during the three and six months ended June 30, 1996, when compared with the same periods in 1995. The increase for the three months ended June 30, 1996 was primarily attributable to a decline in the gains on sale of real estate owned. The decrease for the six months ended June 30, 1996 was primarily attributable to a recovery relating to litigation expenses incurred in prior periods, where as the amount of settlement in the first quarter of 1996 was less than those expenses originally estimated, and to a lesser extent, decreases in salaries and personnel costs for the period.

         The largest component of the Company's non-interest expense is salaries and personnel costs, which increased by $2,000 or 0.2% and decreased by $86,000 or 3.9% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The nominal change for the three months ended June 30, 1996, was a result of normal salary increases being offset by staffing changes due to attrition within the Savings Bank. The decrease during the six months ended June 30, 1996 was primarily due to a decrease in compensation expense due to the attrition within the Savings Bank.

         Premises and occupancy costs decreased by $7,000 or 2.9% and increased by $12,000 or 2.5% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The decrease during the three months ended June 30, 1996 was primarily due to a decline in depreciation expense.
The increase during the six months ended June 30, 1996 was primarily due to an increase in repairs and maintenance costs of the Savings Bank's branch facilities.

         Federal insurance premiums increased by $3,000 or 1.6% and 6,000 or 1.6% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. Federal insurance premiums are a function of the size of the Company's deposit base.

         Data processing costs increased by $8,000 or 9.6% and $4,000 or 2.2% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The increases were primarily due to an increase in processing charges.

         Advertising expenses decreased by $14,000 or 25.0% and $14,000 or 16.3% during the three and six months ended June 30, 1996, when compared to the same periods in 1995. The decreases were primarily due to the absence of such costs associated with a marketing program initiated during 1995.

         The Company experienced gains on real estate owned of $7,000 and $1,000 during the three and six months ended June 30, 1996, respectively, as compared to gains of $47,000 and $51,000 for the comparable periods in 1995. The gains realized during the three and six months ended June 30, 1996 were primarily due to a $7,000 profit on the sale of a single-family residential property. The gains realized during the three and six months ended June 30, 1995 were primarily due to a $58,000 profit on the sale of a commercial real estate property.

         Miscellaneous other expenses, which consist primarily of professional fees, forms, supplies, bank charges, postage, insurance expenses, organizational dues, automated teller machine ("ATM") expenses, amortization of intangible assets, carrying costs associated with real estate owned, and provisions for losses on fixed assets, increased by $35,000 or 6.7% and decreased by $223,000 or 21.6% for the three and six months ended June 30, 1996, when compared to the same periods in 1995. The increase for the three months ended June 30, 1996 was primarily due to an increase of $38,000 in professional legal fees associated with litigation matters. The decrease for the six months ended June 30, 1996, was primarily due to a $283,000 recovery relating to litigation expenses incurred in prior periods, as the amount of settlement in the first half of 1996 was less than those expenses originally estimated.

         INCOME TAXES. The Company recognized $529,000 and $966,000 in income tax expense which reflected effective tax rates of 32.8% and 31.5% for the three and six months ended June 30, 1996, as compared to $594,000 and $1.2 million with effective tax rates of 37.4% and 37.6% for the respective 1995 periods. The decreases in income tax expense of $65,000 or 10.9% and $220,000 or 18.5% during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 were primarily due to the purchase of $33.2 million in municipal obligations during the last twelve months ended June 30, 1996 which are exempt from federal income taxes and to a lesser extent the decrease in income before income taxes during the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The consolidated assets of PennFirst totaled $696.5 million at June 30, 1996 as compared to $659.4 million at December 31, 1995. The $37.1 million or 5.6% increase in total assets was due primarily to an increase of $44.8 million in investment securities available for sale. The Company's total consolidated liabilities increased by $43.6 million or 7.2% primarily as a result of an increase of $45.3 million or 17.4% in the Company's borrowed funds.

         Total consolidated stockholders' equity as of June 30, 1996 was $48.5 million, a decrease of $6.5 million or 11.8% when compared to total consolidated stockholders' equity at December 31, 1995. The decrease was primarily a result of a $4.2 million decline in the unrealized gain on securities available for sale (to a $3.0 million unrealized loss), cash dividends declared of $2.6 million (which incudes a special cash dividend of $.50 per share) and the purchase of $2.3 million of Treasury Stock, which were partially offset by net income of $2.1 million for the six months ended June 30, 1996.

         As of June 30, 1996, under federal regulations, the Savings Bank was required to maintain: (1) tangible capital at least equal to 1.5% of adjusted total assets or $10.1 million; (2) core capital at least equal to 3% of adjusted total assets or $20.1 million; and (3) risk-based capital at least equal to 8.0% of risk-weighted assets or $18.2 million. In measuring an institution's compliance with all three capital standards, savings banks must deduct from their capital, with several exceptions, their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks. At June 30, 1996, the Savings Bank had no significant investments in, or advances to, subsidiaries engaged in nonpermissible activities. Also, all equity investments in equity securities (except for subsidiaries and service corporations) and real property (except for real property used as offices for the conduct of business and certain real estate owned) must be deducted from total capital for purposes of the risk-based capital standard. At June 30, 1996, the Savings Bank had approximately $207,000 that was deducted from its capital calculation. Furthermore, supervisory goodwill and most other intangible assets must also be deducted from the calculation of core capital. The Savings Bank had no supervisory goodwill as of June 30, 1996, and, accordingly, none was included in its capital calculation. However, the Savings Bank had approximately $4.7 million in intangible assets which were deducted from its capital calculation as of June 30, 1996.

         The following table demonstrates ESB Bank's compliance with each of the three capital requirements as of June 30, 1996:

                                                    AMOUNT         PERCENTAGE
                                                --------------     ----------
                                                        (IN THOUSANDS)
      Tangible Capital:
      Actual                                       $39,035             5.82%
      Required                                      10,061             1.50
                                                   -------            -----
      Excess                                       $28,974             4.32%
                                                   =======            =====

      Core Capital:
      Actual                                       $39,035             5.82%
      Required                                      20,122             3.00
                                                   -------            -----
      Excess                                       $18,913             2.82%
                                                   =======            =====

      Risk-based Capital:
      Actual                                       $41,730            18.37%
      Required                                      18,172             8.00
                                                   -------           ------
      Excess                                       $23,558            10.37%
                                                   =======           ======


         The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments including United States government and federal agency securities and other investments. Regulations currently in effect require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings ("liquidity base") of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Savings Bank's liquidity has recently been influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Although the Savings Bank has consistently maintained liquidity well in excess of OTS requirements, the restructuring of the Company's asset portfolio has generally reduced the Savings Bank's overall liquidity. At June 30, 1996, the level of the Savings Bank's liquid assets as a percentage of the liquidity base amounted to 15.5%.

         PennFirst's primary source of funds generally have been deposits obtained through the Savings Bank's offices, borrowings from the FHLB of Pittsburgh and, to a lesser extent, amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 1996, the Company used its sources of funds primarily to purchase mortgage-backed securities and investment securities, and to a lesser extent, the funding of loan commitments. At June 30, 1996, PennFirst had $2.0 million in outstanding commitments to purchase mortgage-backed securities and $4.8 million in outstanding commitments to purchase investment securities. As of such date, the Savings Bank had outstanding loan commitments totaling $7.7 million, unused lines of credit totaling $14.4 million and $9.9 million of undisbursed loans in process.

         At June 30, 1996, savings certificates amounted to $188.8 million or 56.3% of the Company's total consolidated deposits, including $124.9 million which were scheduled to mature by June 30, 1997. At the same date, the total amount of FHLB advances which were scheduled to mature by June 30, 1997 was $151.9 million. Management of the Company believes that it has adequate resources to fund all of these commitments, that all of these commitments will be funded by June 30, 1997 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

         PennFirst's nonperforming assets totaled $4.1 million at June 30, 1996 or 0.58% of total assets. Nonperforming assets consist of nonaccrual loans and real estate owned. A loan is placed on a nonaccrual basis when such loan becomes ninety days or more delinquent. Nonperforming assets at June 30, 1996 consisted primarily of $247,000 in single-family loans, $90,000 in consumer loans, $3.6 million in commercial business loans and $78,000 in real estate owned, net of reserves. Nonperforming assets totaled $851,000 at December 31, 1995 or 0.13% of total assets and consisted primarily of $599,000 in single-family loans, $86,000 in consumer loans, $114,000 in commercial business loans and $52,000 in real estate owned, net of reserves. The increase in nonperforming assets for the six months ended June 30, 1996 was primarily the result of the thirteen financing lease loans being placed on nonaccrual status, as was previously discussed. Approximately $70,000 in additional gross interest income would have been recorded during the six months ended June 30, 1996, if the Company's nonaccrual loans had been current in accordance with their original terms and outstanding throughout the six months ended June 30, 1996.

PROPOSED DEPOSIT INSURANCE PREMIUMS

         Deposits of ESB Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. The Resolution Trust Corporation Completion Act authorized $8 billion in funding for the SAIF. However, such funds only become available to the SAIF if the Federal Deposit Insurance Corporation ("FDIC") determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

         The FDIC recently lowered the insurance rates for commercial banks and certain savings banks through the BIF to zero to 4 basis points on insured deposits (subject to a $2,000 minimum) as the commercial banks have reached the required capitalization level of $1.25 for each $100 of insured deposits. The disparity in SAIF and BIF insurance premiums places SAIF insured institutions, such as the Savings Bank, at a significant competitive disadvantage.

         In November 1995, the U.S. Senate and the U.S. House of Representatives included provisions in the Balanced Budget Act of 1995 which would recapitalize the SAIF with a one-time charge on SAIF-insured institutions of at least approximately $.80 for every $100 of assessable deposits, and an eventual merger of the SAIF and the BIF administered by the FDIC. The Balanced Budget Act was vetoed by the President for reasons unrelated to the recapitalization of the SAIF. In April 1996, the Congress and the President agreed on a budget for fiscal 1996, however, the recapitalization of the SAIF was not included in such legislation. The Savings Bank currently is unable to predict the likelihood of final legislation related to the SAIF recapitalization. If an assessment of $.80 per $100 of assessable deposits was effected based on deposits as of March 31, 1995, as proposed, the Savings Bank's pro rata share would amount to approximately $2.7 million on a pre-tax basis.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of PennFirst's assets and liabilities are critical to the maintenance of acceptable performance levels.

PART II - OTHER INFORMATION

- --------------------------------------------------------------------------------

ITEM 1.          LEGAL PROCEEDINGS

                 The Company is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 2.          CHANGES IN SECURITIES

                 NOT APPLICABLE

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 NOT APPLICABLE.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 NOT APPLICABLE.

ITEM 5.          OTHER INFORMATION

                 NOT APPLICABLE.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 By letter dated May 21, 1996, the Company filed with the SEC a Current Report on Form 8-K. The Form 8-K reported under Item 5., the declaration of a special $.50 dividend per common share.

                 By letter dated June 19, 1996, the Company filed with the SEC a Current Report on Form 8-K. The Form 8-K reported under
                 Item 5., the declaration of a $.09 dividend per common share during the quarter.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PENNFIRST BANCORP, INC.



August 5, 1996                      BY: /s/Charlotte A. Zuschlag
- --------------                         ----------------------------
Date                                Charlotte A. Zuschlag
                                    President and Chief Executive
                                    Officer



August 5, 1996                      BY: /s/Charles P. Evanoski
- --------------                         -----------------------------
Date                                Charles P. Evanoski
                                    Senior Vice President and
                                    Chief Financial Officer