Form 10-Q
period 1996-09-30
PENNFIRST BANCORP INC
filed 1996-11-12
CIK 872835

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

               For the transition period from           to

                         Commission File Number: 0-19345

                              PENNFIRST BANCORP, INC.
                             -------------------------
              (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                 25-1659846
       -----------------------------                 ---------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

                               600 Lawrence Avenue
                          ELLWOOD CITY, PENNSYLVANIA 16117
                       --------------------------------------
                      (Address of principal executive offices)

                                  (412) 758-5584
                           -----------------------------
                           Registrant's telephone number,
                                including area code

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

    Shares outstanding as of October 31, 1996: 3,896,828 shares Common Stock, par value $.01 per share.

                             PENNFIRST BANCORP, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                        PAGE
------------------------------------------------------------------------------

Item 1.      Financial Statements

             Consolidated Statements of Financial
             Condition as of September 30, 1996 (Unaudited)
             and December 31, 1995                                           3

             Consolidated Statements of Income
             for the Three and Nine Months Ended
             September 30, 1996 and 1995 (Unaudited)                         4

             Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 30, 1996 and 1995 (Unaudited)                         5

             Consolidated Statement of Changes in
             Stockholders' Equity for the Nine Months
             ended September 30, 1996 (Unaudited)                            6

             Notes to Consolidated Financial Statements                      7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations for the Three and Nine Months
             Ended September 30, 1996                                        8


PART II.     OTHER INFORMATION
------------------------------------------------------------------------------

Item 1.      Legal Proceedings                                              21
Item 2.      Changes in Securities                                          21
Item 3.      Defaults upon Senior Securities                                21
Item 4.      Submission of Matters to a Vote of
             Security Holders                                               21
Item 5.      Other Information                                              21
Item 6.      Exhibits and Reports on Form 8-K                               21
Signatures                                                                  22

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                1996             1995
                                                             (UNAUDITED)
                                                              ----------       -----------
                                                                 (DOLLARS IN THOUSANDS)
         ASSETS
         ------

Cash on hand and due from banks                               $  1,451        $  2,195
Interest-earning deposits in other institutions                  4,339           4,448
Federal funds sold                                                 458             151
Investment securities held to maturity, at cost
  (market value of $17,762 and $20,916)                         18,083          20,757
Investment securities available for sale, at market
  (cost of $100,734 and $42,733)                                99,701          43,932
Mortgage-backed securities held to maturity, at cost
  (market value of $78,395 and $89,806)                         81,104          91,173
Mortgage-backed securities available for sale, at market
  (cost of $254,097 and $286,273)                              252,944         286,921
Loans receivable (net of unearned income of $380 and $467)     215,134         186,349
  Less allowance for losses on loans                             3,138           2,471
                                                               -------         -------
  Loans receivable, net                                        211,996         183,878
  Accrued interest receivable                                    5,269           4,651
  Real estate owned, net                                            68              52
  Federal Home Loan Bank stock, at cost                         15,278          12,473
  Office properties and equipment, at cost, less accumulated
    depreciation and amortization                                2,791           2,841
  Prepaid expenses and sundry assets                             7,312           5,899
                                                              --------        --------
         Total assets                                        $ 700,794       $ 659,371
                                                              --------        --------
                                                              --------        --------



         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Savings deposits:
    Non-interest bearing                                      $  3,709        $  3,776
    Interest-bearing demand, passbook and money market         138,398         139,561
    Certificate of deposit and other time deposits             183,732         195,157
                                                              --------        --------
         Total deposits                                        325,839         338,494
  Advances by borrowers for taxes and insurance                  1,002           1,808
  Borrowed funds                                               317,242         259,472
  Federal and state income taxes                                    --               2
  Accrued expenses and other liabilities                         7,762           4,669
                                                              --------        --------
         Total liabilities                                     651,845         604,445
                                                              --------        --------
Commitments and contingencies                                       --              --
Stockholders' equity:
  Preferred stock:
    5,000,000 shares, par value $.01 per share, authorized;
    None issued and outstanding                                     --              --
  Common stock:
    10,000,000 shares, par value $.01 per share,
    authorized; 4,364,023 shares issued                             44              44
Additional paid-in capital                                      26,052          26,045
Retained income, substantially restricted                       31,333          33,706
Unrealized gain (loss) on securities available for sale, net    (1,443)          1,219
Unearned Employee Stock Ownership Plan shares                   (1,183)         (1,205)
Treasury stock, at cost; (455,079 and 375,949 shares)           (5,854)         (4,883)
                                                              --------        --------
    Total stockholders' equity                                  48,949          54,926
                                                              --------        --------
    Total liabilities and stockholders' equity                $700,794        $659,371
                                                              --------        --------
                                                              --------        --------


     See accompanying notes to unaudited consolidated financial statements.

                      PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                              (UNAUDITED)                   (UNAUDITED)
                                                          --------------------           ---------------------
                                                            1996         1995             1996           1995
                                                           ------      -------          -------         ------
                                                                         (DOLLARS IN THOUSANDS)

Interest income:
    Loans                                                 $ 4,156      $ 3,730          $ 11,894       $ 10,918
    Investment securities held to maturity                    357          571             1,139          1,534
    Investment securities available for sale                1,537          298             3,812            522
    Mortgage-backed securities held to maturity             1,204        4,590             3,772         14,178
    Mortgage-backed securities available for sale           4,420        1,648            13,486          4,901
    Federal Home Loan Bank stock                              239          208               663            609
                                                          -------      -------           -------        -------
        Total interest income                              11,913       11,045            34,766         32,662
                                                          -------      -------           -------        -------
 Interest expense:
    Savings deposits and escrow                             3,557        3,829            10,863         10,935
    Borrowed funds                                          4,806        3,940            13,377         11,463
                                                          -------      -------           -------        -------
        Total interest expense                              8,363        7,769            24,240         22,398
                                                          -------      -------           -------        -------
Net interest income                                         3,550        3,276            10,526         10,264
Provision for possible losses on loans                        396           14               681             19
                                                          -------      -------           -------        -------
Net interest income after provision
    for possible losses on loans                            3,154        3,262             9,845         10,245
                                                          -------      -------           -------        -------
Non-interest income:
   Fees and service charges                                   192          209               628            625
   Gain (loss) on sale of securities
      available for sale                                       (9)          --               (31)            54
    Other income                                               15            8                42             29
                                                          -------      -------           -------        -------
        Total non-interest income                             198          217               639            708
                                                          -------      -------           -------        -------

Non-interest expense:
    Salaries and personnel costs                            1,064          947             3,182          3,150
    Premises and occupancy costs                              257          249               751            731
    Federal insurance premiums                                193          192               581            573
    Special SAIF assessment                                 2,196            -             2,196              -
    Data processing costs                                      88           86               273            269
    Advertising                                                45           77               117            163
    Gain on real estate owned                                  --           (6)               (1)           (57)
    Other                                                     397          466             1,207          1,500
                                                          -------      -------           -------        -------
        Total non-interest expense                          4,240        2,011             8,306          6,329
                                                          -------      -------           -------        -------
        Income (loss) before income taxes                    (888)       1,468             2,178          4,624
                                                          -------      -------           -------        -------
Income taxes:
 Federal                                                     (492)         472               306          1,456
 State                                                       (110)          50                58            252
                                                          -------      -------           -------        -------
           Total income taxes (benefit)                      (602)         522               364          1,708
                                                          -------      -------           -------        -------
           Net income (loss)                                $(286)        $946            $1,814         $2,916
                                                          -------      -------           -------        -------
                                                          -------      -------           -------        -------
        Earnings per share                                  $(.07)        $.23              $.46           $.69
        Cash dividends paid per share                       $ .09         $.09              $.77           $.27
        Weighted average shares and share
        equivalents outstanding                         3,925,416    4,149,091         3,972,151      4,255,907


    See accompanying notes to unaudited consolidated financial statements.

                     PENNFIRST BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                  (UNAUDITED)
                                                                           -------------------------
                                                                             1996             1995
                                                                           -------           -------
                                                                             (DOLLARS IN THOUSANDS)


Cash flows from operating activities:
     Net income                                                           $  1,814         $  2,916
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                         311              323
         Provisions (recoveries) for loan and real estate owned losses         689              (31)
         Amortization of premiums and accretion of discounts                   791              444
        (Gain) loss on sale of securities available for sale                    31              (54)
         Increase in accrued interest receivable                              (618)            (790)
         Increase in prepaid and sundry assets                                (669)            (347)
         Increase in accrued interest payable                                1,884            2,208
         Increase (decrease) in other liabilities                            1,030             (113)
         Other                                                                  85               75
                                                                           -------          -------
           Net cash provided by operating activities                         5,348            4,631
                                                                           -------          -------
Cash flows from investing activities:
     Loans originated and purchased                                        (75,252)         (50,736)
     Purchases of:
       Investment securities held to maturity                               (8,489)         (10,000)
       Investment securities available for sale                            (65,952)         (29,212)
       Mortgage-backed securities held to maturity                              --           (6,819)
       Mortgage-backed securities available for sale                       (75,317)         (61,506)
       Fixed assets                                                           (261)            (630)
       FHLB stock                                                           (2,805)            (440)
     Proceeds from repayments and maturities of:
       Loans                                                                46,529           30,185
       Investment securities held to maturity                               11,171            3,358
       Investment securities available for sale                                650               --
       Mortgage-backed securities held to maturity                           9,735           28,000
       Mortgage-backed securities available for sale                        47,253           13,023
     Proceeds from sale of:
       Loans                                                                    --              775
       Investment securities available for sale                              7,627           17,723
       Mortgage-backed securities available for sale                        59,290           50,071
       Fixed assets                                                             --              219
       Real estate owned                                                        26              364
                                                                           -------          -------
           Net cash used by investing activities                           (45,795)         (15,625)
                                                                           -------          -------

Cash flows from financing activities:
     Net increase (decrease) in NOW, money market demand,
       passbook and club accounts                                           (1,230)             547
     Net increase (decrease) in certificates of deposit                    (11,425)           3,313
     Net increase in borrowed funds                                         57,770           10,701
     Proceeds from issuance of common stock                                    611               63
     Cash dividends paid on common stock                                    (3,049)          (1,148)
     Purchase of treasury stock                                             (2,805)          (4,206)
     Additional stock purchased by ESOP                                       (146)               -
     Principal repayment of ESOP loan                                          175              161
                                                                           -------          -------
           Net cash provided by financing activities                        39,901            9,431
                                                                           -------          -------
Net decrease in cash and cash equivalents                                     (546)          (1,563)
Cash and cash equivalents at beginning of period                             6,794            8,925
                                                                           -------          -------
Cash and cash equivalents at end of period                                 $ 6,248          $ 7,362
                                                                           -------          -------
                                                                           -------          -------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest expense                                                    $21,220           22,312
                                                                           -------          -------
       Income taxes                                                        $ 1,082            1,450
                                                                           -------          -------
                                                                           -------          -------
     Noncash item - foreclosed mortgage loans
       transferred to real estate owned                                    $    55               63
                                                                           -------          -------
                                                                           -------          -------
     Dividends declared but not paid                                       $   343              364
                                                                           -------          -------
                                                                           -------          -------


       See accompanying notes to unaudited consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                                                                    UNREALIZED
                                                                                                     GAIN (LOSS)
                                                ADDITIONAL    UNEARNED                              ON SECURITIES       TOTAL
                                      COMMON     PAID IN        ESOP        RETAINED    TREASURY    AVAILABLE FOR    STOCKHOLDERS'
                                      STOCK      CAPITAL       SHARES       INCOME       STOCK          SALE           EQUITY

Balance at December 31, 1995           $ 44      $ 26,045     $ (1,205)     $ 33,706   $ (4,883)       $ 1,219         $ 54,926

Principal payment on Employee
Stock Ownership Plan (ESOP)
debt                                     --             7          168            --         --             --              175

Additional stock acquired
by ESOP                                  --            --         (146)           --         --             --             (146)

Cash dividends declared on
Common Stock at $.77 per
share                                    --            --           --        (2,964)        --             --           (2,964)

Unrealized loss on securities
available for sale                       --            --           --            --         --         (2,662)          (2,662)

Purchase of Treasury Stock, at
cost, (219,946 shares)                   --            --           --            --     (2,805)            --           (2,805)

Common stock issued from Treasury
Stock for options exercised
(140,816 shares)                         --            --           --        (1,223)     1,834             --              611

Net income                               --            --           --         1,814         --             --            1,814

Balance at September 30, 1996          $ 44       $26,052      $(1,183)      $31,333    $(5,854)    $   (1,443)         $48,949


       See accompanying notes to unaudited consolidated financial statements.

PENNFIRST BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   RECLASSIFICATION OF PRIOR YEAR'S STATEMENTS
     -------------------------------------------

     Certain items previously reported have been reclassified to conform with the current year's reporting format.

3.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements of PennFirst Bancorp, Inc. (the "Company") a thrift holding company, includes the accounts of the Company and its direct and indirect wholly owned subsidiaries, ESB Bank, F.S.B., PennFirst Financial Services, Inc., and AMSCO, Inc.

4.   INCOME TAXES
     ------------

     Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

5.   BUSINESS COMBINATION
     --------------------

     On September 16, 1996, the Company entered into an Agreement and Plan of Reorganization with Troy Hill Bancorp, Inc. ("Troy Hill"), pursuant to which Troy Hill shall be merged with and into the Company, with the Company as the surviving corporation.

PENNFIRST BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

GENERAL

     PennFirst Bancorp, Inc. ("PennFirst" or the "Company") is the parent holding company of ESB Bank, F.S.B. ("ESB Bank" or the "Savings Bank") and PennFirst Financial Services, Inc. ("PFSI"). PFSI, which was incorporated on July 31, 1992 as a Delaware-chartered company, is engaged in the management of investments on behalf of PennFirst. PFSI had total assets of approximately $33.3 million as of September 30, 1996. The operating results of PennFirst depend primarily upon its net interest income, which is determined by the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's net income also is affected by its provision for possible losses on loans, as well as the level of its non-interest income, including loan origination and other fees, and its non-interest expense, such as employee salaries and benefits, occupancy costs and income taxes.

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

ASSET AND LIABILITY MANAGEMENT

     PennFirst maintains a program designed to preserve the Company's relatively low exposure to material and prolonged increases in interest rates. The principal determinant of the exposure of PennFirst's earnings to interest rate risk is the timing difference between the repricing or maturity of PennFirst's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. PennFirst's asset and liability management policies have increased the Company's interest rate sensitivity primarily by shortening the maturities of PennFirst's interest-earning assets while at the same time extending the maturities of PennFirst's interest-bearing liabilities. The Board of Directors of PennFirst continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. The Company's mortgage-backed securities portfolio consists of both adjustable-rate as well as fixed-rate securities that have expected weighted average lives of between three and seven years.

     The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations and the Senior Vice President of Lending of the Company. This committee, which meets quarterly, generally monitors various asset and liability management policies which were implemented by the Company over the past few years.
 These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities and
(ii) an emphasis on the origination of single-family residential adjustable-rate mortgages ("ARMs"), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans.

     As of September 30, 1996, the implementation of these asset and liability initiatives resulted in the following: (i) $128.9 million or 57.4% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $81.2 million or 56.9% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $131.5 million or 39.4% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

     The implementation of the foregoing asset and liability strategies has resulted in the Company being able to maintain a one-year interest rate sensitivity GAP ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity GAP is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 1996, the Company's interest-earning assets maturing or repricing within one year totaled $280.5 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $326.2 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $45.7 million or a negative 6.5% of total assets. At September 30, 1996, the percentage of the Company's assets to liabilities maturing or repricing within one year was 86.0%. The Company's one-year GAP has not changed significantly when compared to a negative 5.6% of total assets at December 31, 1995. The Company does not presently anticipate that its one-year interest rate sensitivity GAP will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

     The one year interest rate sensitivity GAP has been the most common industry standard used to measure an institution's interest rate risk position. PennFirst also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of PennFirst believes that simulation modeling may more accurately estimate the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions to maximize the stability of net interest income under various interest rate scenarios. At September 30, 1996, PennFirst's simulation model indicated that the Company's balance sheet is liability sensitive, and as such in a 300 basis point rising rate environment, with minor changes in the balance sheet and limited reinvestment changes, net interest income is projected to decrease by approximately 7% over a 24-month period.

RESULTS OF OPERATIONS

     PennFirst reported a net loss of $286,000 and net income of $946,000 during the three months ended September 30, 1996 and 1995, respectively. Net income decreased by $1.2 million or 130.2% during the three months ended September 30, 1996 when compared to the same period in 1995. The decrease was primarily the result of a non-recurring charge, or one-time special assessment of $2.2 million by the Federal Deposit Insurance Corporation ("FDIC") with respect to the recapitalization of the Savings Association Insurance Fund ("SAIF") as discussed in greater detail below, combined with an increase of $382,000 in the provision for possible losses on loans, a $33,000 increase in non-interest expense (not including the special SAIF assessment) and a $19,000 decrease in non-interest income which more than offset a decrease in income tax expense of $1.1 million and an increase in net interest income of $274,000. Without the one-time special assessment, the Company would have recognized net income of $1.1 million, for the three months ended September 30, 1996, an increase of $114,000 or 12.1% when compared to the same period in the prior year.

     The Company reported net income of $1.8 million and $2.9 million during the nine months ended September 30, 1996 and 1995, respectively.
 Net income decreased by $1.1 million or 37.8% during the nine months ended September 30, 1996 when compared to the same period in 1995. The decrease was primarily the result of the one-time special SAIF assessment of $2.2 million, combined with a $662,000 increase in the provision for possible losses on loans and a $69,000 decrease in non-interest income, which more than offset a $1.3 million decrease in income tax expense, a $262,000 increase in net interest income, and a $219,000 decrease in non-interest expense (not including the special SAIF assessment). Without the one-time special assessment, the Company would have recognized net income of $3.2 million, for the nine months ended September 30, 1996, an increase of $244,000 or 8.4% when compared to the same period in the prior year.

     On September 30, 1996, President Clinton signed into law legislation recapitalizing the SAIF resulting in a one-time special assessment charge to all banks and thrifts (including ESB Bank) which have SAIF-insured FDIC deposits. The one-time special assessment requires payment of 65.7 cents for every $100 of SAIF insured deposits held at March 31, 1995.

     NET INTEREST INCOME. The Company's net interest income increased by $274,000 or 8.4% during the three months ended September 30, 1996, when compared to the same period in 1995. This increase resulted from an increase in total interest income of $868,000 or 7.9%, which was partially offset by an increase of $594,000 or 7.6% in total interest expense for the three months ended September 30, 1996, when compared to the same period in the prior year. For the nine months ended September 30, 1996, net interest income increased $262,000 or 2.6% compared to the same period in prior year. This increase resulted from an increase in total interest income of $2.1 million or 6.4%, which was partially offset by an increase of $1.8 million or 8.2% in total interest expense for the nine months ended September 30, 1996, when compared to the same period in the prior year. The increases in total interest income were primarily attributable to increases in the average balances of loans and investment securities during the respective periods. The increases in total interest expense were due primarily to increases in the average balance of interest-bearing liabilities, primarily FHLB advances.

     INTEREST INCOME. Interest on loans increased by $426,000 or 11.4% and $976,000 or 8.9% for the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The increases were primarily due to increases of $29.7 million and $22.9 million in the average balance of loans outstanding during the respective periods.
The increases were primarily the result of $89.0 million in loan originations during the last twelve months.

     Interest on mortgage-backed securities (including mortgage-backed securities available for sale) decreased by $614,000 or 9.8% and $1.8 million or 9.5% for the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The decreases were primarily due to decreases of $47.3 million and $44.8 million in the average balance of mortgage-backed securities outstanding during the respective periods. The decreases in the average balance of mortgage-backed securities during the three and nine month periods ended September 30, 1996 was the result of the cash flows from the portfolio being utilized to fund the increase in loan originations and the purchase of investment securities. At September 30, 1996, the Company had classified $252.9 million of its mortgage-backed securities as available for sale. The Company has classified such securities as available for sale due to expected interest rate changes, resultant prepayment risk and other factors related to interest rate or prepayment risk. The Company has occasionally sold securities from its available for sale portfolio in accordance with its asset and liability management strategies.

     Interest and dividends on investment securities (including investment securities available for sale) and other interest-earning assets (consisting primarily of U. S. Government and agency obligations, municipal obligations, interest-earning deposits and FHLB of Pittsburgh stock) increased substantially by $1.1 million or 98.1% and $2.9 million or 110.7% for the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The increases resulted from increases of $62.2 million and $59.2 million in the average balance of investment securities during the respective periods. These increases were primarily the result of the purchase of $43.9 million of callable U.S. Government agency securities, consisting of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Bank ("FHLB") securities, and $33.4 million of municipal obligations during the last twelve months.

     INTEREST EXPENSE. Interest expense on deposits decreased by $272,000 or 7.1% and decreased by $72,000 or 0.7% for the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The decrease during the three month period ended September 30, 1996 was primarily due to a decrease of 21 basis points in the weighted average rate paid on deposits, and to a lesser extent, a $7.7 million decrease in the average balance of deposits outstanding.

The decrease during the nine month period ended September 30, 1996 was nominal. The average rate paid on interest-bearing deposits decreased during the three and nine months ended September 30, 1996, due to the decline in interest rates offered by the Savings Bank.

     Interest on borrowings (consisting of advances from the FHLB of Pittsburgh, treasury tax and loan note payable and reverse repurchase agreements) increased by $866,000 or 22.0% and $1.9 million or 16.7% for the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The increases resulted primarily from increases of $60.9 million and $41.1 million in the average balance of the Company's borrowed funds during the respective periods. The increases in the average balance of borrowed funds for the three and nine months ended September 30, 1996, when compared with the same periods in 1995, was primarily due to the purchase of $149.8 million in mortgage-backed and investment securities, which were funded at a positive interest rate spread through short-term advances from the FHLB of Pittsburgh.

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

     PennFirst established provisions for possible losses on loans of $396,000 and $681,000 for the three and nine months ended September 30, 1996, respectively, as compared to $14,000 and $19,000 for the comparable periods in the prior year. The provisions during the three and nine months ended September 30, 1996 were primarily due to an increase in general reserve provisions relating to financing lease loans as discussed in greater detail below. The provisions during the three and nine months ended September 30, 1995 were due to specific provisions relating to single family home equity loans. As a result of the provision during the nine months ended September 30, 1996, the Company's total allowance for losses on loans at September 30, 1996 amounted to $3.1 million or 1.40% of the Company's total loan portfolio, as compared to $2.5 million or 1.29% at December 31, 1995. The Company's allowance for losses on loans as a percentage of nonperforming loans at September 30, 1996 was 76.5%, as compared to 309.3% at December 31, 1995. The Company's nonperforming assets totaled $4.2 million at September 30, 1996 or .59% of total assets as compared to $2.4 million or .36% at September 30, 1995.

     The Company's non-performing assets increased as a result of the Company placing $3.6 million of commercial equipment leases on nonaccrual status during the first quarter of 1996. These leases were all originated by, serviced by, and financially guaranteed by Bennett Funding Group and affiliates which have filed for Chapter 11 bankruptcy. As a result of the disruption of payment flows and the uncertainty regarding the status of our servicer, the Savings Bank has classified all $3.6 million of the leases as substandard, categorizing them as non-performing, and increased the Company's loss reserves to 25 percent of the aggregate balance of the lease agreements
based on the substandard classification.   There can be no assurance that
additional losses will not be incurred in connection with the  lease
agreements.  The Company continues to closely monitor the situation.   As a
result of the leases, the Company increased the provision for possible losses on loans by $662,000 for the nine months ended September 30, 1996.

     NON-INTEREST INCOME. The Company's non-interest income decreased by $19,000 or 8.8% and $69,000 or 9.7% during the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The decrease for the three months ended September 30, 1996 was due to a decrease in fees and service charges during the period, while the decrease for the nine months ended September 30, 1996 was due primarily to the decline in gains on the sale of securities available for sale. The sales of such securities are discussed in greater detail below.

     Fees and service charges decreased by $17,000 or 8.1% and increased by $3,000 or .5% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The decrease for the three months ended September 30, 1996 was primarily due to a decrease in loan origination fees earned on construction loans. The increase for the nine months ended September 30 ,1996 was nominal.


     The $31,000 loss on sale of securities available for sale recognized during the nine months ended September 30, 1996 was the result of the sale of $66.9 million of mortgage-backed and investment securities within its available for sale portfolio during the period. The Company's management decided upon review of the securities within its available for sale portfolio that, due to a projected increase in prepayment speeds on certain fixed and adjustable-rate mortgage-backed securities, it was in the Company's best interest to sell such securities within its portfolio. The proceeds from the sale were invested in fixed-rate mortgage-backed securities that have expected weighted average lives of between three and seven years and callable U.S. Government agency securities with maturities exceeding 5 years. The $54,000 gain on sale of securities available for sale that was recognized during the nine months ended September 30, 1995 was the result of the sale of $67.8 million of such securities within its available for sale portfolio during the period.
 The securities sold during the first nine months of 1995 displayed similar characteristics to those that were sold during the first nine months of 1996.


     Miscellaneous other income increased by $7,000 or 87.5% and $13,000 or 44.8% during the three and nine months ended September 30, 1996, respectively, when compared with the same periods in 1995. The increase during the three month period was due primarily to an increase in income associated with a subsidiary of ESB Bank. The increase during the nine month period was due primarily to a fee paid to the Savings Bank as a result of granting a right of way that was adjacent to a branch facility and to a lesser extent from income associated with a subsidiary of ESB Bank.

     NON-INTEREST EXPENSE. Non-interest expense increased by $2.2 million or 110.8% and $2.0 million or 31.2% during the three and nine months ended September 30, 1996, when compared with the same periods in 1995. The increases for the three month and nine months ended September 30, 1996 were primarily attributable to the one time special SAIF assessment.

     The largest component of the company's recurring non-interest expense is salaries and personnel costs, which increased by $117,000 or 12.4% and $32,000 or 1.0% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The increase during the three and nine months ended September 30, 1996 were primarily due to normal salary increases and staffing changes.

     Premises and occupancy costs increased by $8,000 or 3.2% and $20,000 or 2.7% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The increases were primarily due to an increase in repairs and maintenance costs of the Savings Bank's branch facilities.

     Federal insurance premiums increased by 1,000 or .5% and 8,000 or 1.4% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. Federal insurance premiums are a function of the size of the Company's deposit base.

     On September 30, 1996, the Company accrued an expense for a non-recurring charge or one-time special SAIF assessment of $2.2 million ($1.3 million net of taxes) to be paid on November 27, 1996. The assessment was a one time charge of 65.7 cents for every $100 of SAIF insured deposits held at March 31, 1995 by the Company. The assessment will be used to recapitalize the SAIF fund allowing federal insurance premiums going forward to be reduced to approximately $.06 per $100 from $.23 per $100.

     Data processing costs increased by $2,000 or 2.3% and $4,000 or 1.5% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The increases were primarily due to an increase in processing charges.

     Advertising expenses decreased by $32,000 or 41.6% and $46,000 or 28.2% during the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The decreases were primarily due to the absence of costs associated with a marketing program initiated during 1995.

     The Company experienced no gain or loss on real estate owned and a nominal gain of $1,000 during the three and nine months ended September 30, 1996, respectively, as compared to gains of $6,000 and $57,000 for the comparable periods in 1995. The gain realized during the nine months ended September 30, 1995 was primarily due to a $58,000 profit on the sale of a commercial real estate property.

     Miscellaneous other expenses, which consist primarily of professional fees, forms, supplies, bank charges, postage, insurance expenses, organizational dues, automated teller machine ("ATM") expenses, amortization of intangible assets, carrying costs associated with real estate owned, and provisions for losses on fixed assets, decreased by $69,000 or 14.8% and $293,000 or 19.5% for the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The decrease for the three months ended September 30, 1996 was primarily due to a decrease of $62,000 in professional legal fees associated with litigation matters. The decrease for the nine months ended September 30, 1996, was primarily due to a $283,000 recovery relating to litigation expenses incurred in prior periods, as the amount of the settlement recorded in the first half of 1996 was less than those expenses originally estimated.

     INCOME TAXES. The Company recognized a tax benefit of $602,000 and income tax expense of $364,000 for the three and nine months ended September 30, 1996, respectively, as compared to $522,000 and $1.7 million of income tax expense for the respective 1995 periods. The decreases in income tax expense of $1.1 million or 215.3% and $1.3 million or 78.7% during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995 were primarily due to the decrease in income before income taxes caused by the one time special SAIF assessment of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     The consolidated assets of PennFirst totaled $700.8 million at September 30, 1996 as compared to $659.4 million at December 31, 1995. The $41.4 million or 6.3% increase in total assets was due primarily to an increase of $55.8 million in investment securities available for sale. The Company's total consolidated liabilities increased by $47.4 million or 7.8% primarily as a result of an increase of $57.8 million or 22.3% in the Company's borrowed funds.

     Total consolidated stockholders' equity as of September 30, 1996 was $48.9 million, a decrease of $6.0 million or 10.9% when compared to total consolidated stockholders' equity at December 31, 1995. The decrease was primarily a result of cash dividends declared of $3.0 million (which incudes a special cash dividend of $.50 per share), the purchase of $2.8 million of Treasury Stock and a $2.7 million decline in the unrealized gain on securities available for sale, which were partially offset by net income of $1.8 million for the nine months ended September 30, 1996.

     As of September 30, 1996, under federal regulations, the Savings Bank was required to maintain: (1) tangible capital at least equal to 1.5% of adjusted total assets or $10.1 million; (2) core capital at least equal to 3% of adjusted total assets or $20.2 million; and (3) risk-based capital at least equal to 8.0% of risk-weighted assets or $18.3 million. In measuring an institution's compliance with all three capital standards, savings banks must deduct from their capital, with several exceptions, their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks. At September 30, 1996, the Savings Bank had no significant investments in, or advances to, subsidiaries engaged in nonpermissible activities. Also, all equity investments in equity securities (except for subsidiaries and service corporations) and real property (except for real property used as offices for the conduct of business and certain real estate owned) must be deducted from total capital for purposes of the risk-based capital standard. At September 30, 1996, the Savings Bank had approximately $135,000 that was deducted from its capital calculation. Furthermore, supervisory goodwill and most other intangible assets must also be deducted from the calculation of core capital. The Savings Bank had no supervisory goodwill as of September 30, 1996, and, accordingly, none was included in its capital calculation. However, the Savings Bank had approximately $4.6 million in intangible assets which were deducted from its capital calculation as of September 30, 1996.

     The following table demonstrates ESB Bank's compliance with each of the three capital requirements as of September 30, 1996:

                                     AMOUNT         PERCENTAGE
                                    -------         ----------
                                          (IN THOUSANDS)

    Tangible Capital:
      Actual                        $39,588              5.87%
      Required                       10,123              1.50
                                    -------              ----
      Excess                        $29,465              4.37%
                                    -------              ----
                                    -------              ----

    Core Capital:
      Actual                        $39,588              5.87%
      Required                       20,247              3.00
                                    -------              ----
      Excess                        $19,341              2.87%
                                    -------              ----
                                    -------              ----

    Risk-based Capital:
      Actual                        $42,446             18.58%
      Required                       18,277              8.00
                                    -------              ----
      Excess                        $24,169             10.58%
                                    -------              ----
                                    -------              ----



     The Savings Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments including United States government and federal agency securities and other investments. Regulations currently in effect require the Savings Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings ("liquidity base") of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The Savings Bank's liquidity has recently been influenced by general economic conditions, financial market conditions and fluctuations in the interest rates and products offered by competing entities. Although the Savings Bank has consistently maintained liquidity well in excess of OTS requirements, the restructuring of the Company's asset portfolio has generally reduced the Savings Bank's overall liquidity. At September 30, 1996, the level of the Savings Bank's liquid assets as a percentage of the liquidity base amounted to 12.8%.

     PennFirst's primary source of funds generally have been deposits obtained through the Savings Bank's offices, borrowings from the FHLB of Pittsburgh and, to a lesser extent, amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 1996, the

Company used its sources of funds primarily to purchase mortgage-backed securities and investment securities, and to a lesser extent, the funding of loan commitments.

     At September 30, 1996, PennFirst had $2.1 million in outstanding commitments to purchase mortgage-backed securities and $770,000 in outstanding commitments to purchase investment securities. As of such date, the Savings Bank had outstanding loan commitments totaling $8.2 million, unused lines of credit totaling $13.1 million and $9.0 million of undisbursed loans in process.

     At September 30, 1996, savings certificates amounted to $183.7 million or 56.4% of the Company's total consolidated deposits, including $118.9 million which were scheduled to mature by September 30, 1997. At the same date, the total amount of FHLB advances which were scheduled to mature by September 30, 1997 was $114.1 million. Management of the Company believes that it has adequate resources to fund all of these commitments, that all of these commitments will be funded by September 30, 1997 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

     PennFirst's nonperforming assets totaled $4.2 million at September 30, 1996 or .59% of total assets. Nonperforming assets consist of nonaccrual loans and real estate owned. A loan is placed on a nonaccrual basis when it becomes ninety days or more delinquent. Nonperforming assets at September 30, 1996 consisted primarily of $326,000 in single-family loans, $139,000 in consumer loans, $3.6 million in commercial business loans and $68,000 in real estate owned, net of reserves. Nonperforming assets totaled $851,000 at December 31, 1995 or 0.13% of total assets and consisted primarily of $599,000 in single-family loans, $86,000 in consumer loans, $114,000 in commercial business loans and $52,000 in real estate owned, net of reserves. The increase in nonperforming assets for the nine months ended September 30, 1996 was primarily the result of the thirteen financing lease loans being placed on nonaccrual status, as was previously discussed. Approximately $152,000 in additional gross interest income would have been recorded during the nine months ended September 30, 1996, if the Company's nonaccrual loans had been current in accordance with their original terms and outstanding throughout the nine months ended September 30, 1996.

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

PART II - OTHER INFORMATION
-----------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved only in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION
         -----------------

         NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         By letter dated September 18, 1996, the Company filed with the SEC a Current Report on Form 8-K. The Form 8-K reported under Item 5., the declaration of a $.09 dividend per common share during the quarter.

         By letter dated September 25, 1996, the Company filed with the SEC a Current Report on Form 8-K. The Form 8-K reported under Item 5., the execution of an Agreement and Plan of Reorganization pursuant to which the Company will acquire Troy Hill Bancorp, Inc. and its wholly owned subsidiary Troy Hill Federal Savings Bank.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PENNFIRST BANCORP, INC.



NOVEMBER 6, 1996                       BY: /S/CHARLOTTE A. ZUSCHLAG
----------------                           ----------------------------
Date                                   Charlotte A. Zuschlag
                                       President and Chief Executive
                                       Officer



NOVEMBER 6, 1996                       BY: /S/CHARLES P. EVANOSKI
----------------                           ----------------------------
Date                                   Charles P. Evanoski
                                       Senior Vice President and
                                       Chief Financial Officer