Form 10-K405
period 1996-12-31
PENNFIRST BANCORP INC
filed 1997-03-31
CIK 872835

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            450 FIFTH STREET, N.W.
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
       [X]     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1996

                                       or

             Transition Report Pursuant to Section 13 or 15(d)
       [ ]     of the Securities Exchange Act of 1934

                  For the transition period from      to     .
                                                 ----    ----

                  Commission File Number: 0-19345


                               PennFirst Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                               25-1659846
--------------------------------                    ----------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

  600 Lawrence Avenue
 Ellwood City, Pennsylvania                                 16117
---------------------------                              ----------
       (Address)                                         (Zip Code)

      Registrant's telephone number, including area code:  (412) 758-5584

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
              -----

As of March 24, 1997, the aggregate value of the 3,467,023 shares of Common Stock of the Registrant outstanding on such date, which excludes 444,007 shares held by all directors and officers of the Registrant as a group was approximately $48.1 million. This figure is based on the closing sales price of $13.875 per share of the Registrant's Common Stock on March 24, 1997.

Number of shares of Common Stock outstanding as of March 24, 1997: 3,911,030

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated into Part II, Items 5 - 8 of this Form 10-K.

         (2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 - 13 of this Form 10-K.

================================================================================

PART I

ITEM 1.  BUSINESS

GENERAL

         PennFirst Bancorp, Inc. ("PennFirst" or the "Company") is a Pennsylvania corporation and thrift holding company registered under the Home Owners' Loan Act, as amended. PennFirst is the parent company of ESB Bank, F.S.B. ("ESB" or the "Savings Bank") and PennFirst Financial Services, Inc. ("PFSI").

         On March 25, 1994, the Company completed its acquisition of ESB Bancorp, Inc. pursuant to which ESB Bancorp, Inc. was merged with and into PennFirst. As a result of the merger, Economy Savings Bank, PaSA ("Economy Savings"), a Pennsylvania chartered savings association and wholly owned subsidiary of ESB Bancorp, Inc., operated as a wholly owned subsidiary of PennFirst until March 30, 1995, when Economy Savings was merged with and into Ellwood Federal Savings Bank. In connection with the merger, the surviving institution amended its federal stock charter to change its name to ESB Bank, F.S.B. ESB is a federally chartered, federally insured stock savings bank headquartered in Ellwood City, Pennsylvania. ESB conducts business from nine offices in Lawrence, Beaver, Butler and Allegheny counties, located in western Pennsylvania. PFSI, which was incorporated on July 31, 1992 as a Delaware-chartered company, is engaged in the management of investments on behalf of PennFirst.

         At December 31, 1996, PennFirst had on a consolidated basis, total assets of $698.7 million, total liabilities of $647.2 million, including total deposits of $332.9 million, and total stockholders' equity of $51.5 million.

         The Company, through its subsidiaries is primarily engaged in attracting retail deposits from the general public through its nine offices and using such deposits to originate loans secured by first mortgage liens on single-family (one-to-four units) residential and commercial real estate, construction and consumer loans and to purchase mortgage-backed securities.
The Company also originates loans secured by multi-family (over four units) residential real estate and, to a lesser extent, commercial business loans. In addition, the Company utilizes advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh to fund the Company's investment portfolio. The Company invests in securities issued by the United States government and agencies and other investments permitted by federal laws and regulations.

         PennFirst derives its income principally from interest earned on loans, investments and mortgage-backed securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Company's primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided by deposits, amortization and prepayments of outstanding loans and mortgage-backed securities and borrowings from the FHLB of Pittsburgh and other sources.

         PennFirst has in recent years emphasized the origination of adjustable-rate single-family residential mortgages ("ARMs"), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans, as part of the Company's asset and liability management program which is intended to reduce the Company's vulnerability to rapid increases in interest rates. At December 31, 1996, $131.3 million or 57.9% of the Company's total loan portfolio had adjustable interest rates or maturities of less than 12 months. In recent years, the Company also has increased its origination of commercial real estate loans, construction loans, consumer loans and commercial business loans. Such lending, which generally entails additional credit risks as compared to single-family residential real estate lending, is characterized by shorter terms to maturity and higher interest rates. Furthermore, in recent years, PennFirst has also substantially increased its mortgage-backed securities portfolio as an additional means of strengthening its asset and liability management program. Such mortgage-backed securities are issued by the United States government and agencies thereof and generally have an expected weighted average life of between three and seven years. The Company recently adopted a strategy of purchasing tax-exempt municipals and callable agency securities. The strategy was adopted to increase the overall yield earned on the Savings Bank's investment portfolio and because management believed that a significant or prolonged increase in interest rates was not likely at this time. The Company's investment in mortgage-backed securities (including mortgage-backed securities available for sale) and investment securities (including investment securities available for sale) amounted to $337.6 million or 48.3% and $106.8 million or 15.3%, respectively, of the Company's total assets at December 31, 1996. As a result of the Company's asset and liability management program, during 1996, the Company was able to maintain a one year interest rate sensitivity gap ("GAP") of between a positive 5% of total assets to a negative 15% of total assets. The Company's GAP was a negative 10.4% of total assets as of December 31, 1996.

         The one year interest rate sensitivity GAP has been the most common industry standard used to measure an institution's interest rate risk position. PennFirst also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management committee of PennFirst believes that simulation modeling may more accurately estimate the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions to maximize the stability of net interest income under various interest rate scenarios. At December 31, 1996, PennFirst's simulation model indicated that the Company's balance sheet is liability sensitive, and as such in a 300 basis point rising rate environment, with minor changes in the balance sheet and limited reinvestment changes, net interest income is projected to decrease by approximately 6% over a 24-month period.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). ESB, as a federally chartered savings bank is subject to comprehensive regulation and examination by the OTS and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Savings Bank's deposits to the maximum extent permitted by law. ESB is a member of the FHLB of Pittsburgh, which is one of the 12 regional banks which comprise the FHLB System. ESB is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") which governs reserves required to be maintained against deposits and certain other matters.

         The Company's principal executive offices are located at 600 Lawrence Avenue, Ellwood City, Pennsylvania 16117, and its telephone number is (412) 758-5584.


RECENT DEVELOPMENTS

         On September 16, 1996, the Company entered into an Agreement and Plan of Reorganization with Troy Hill Bancorp, Inc. ("THBC"), pursuant to which THBC shall be merged with and into the Company with the Company as the surviving corporation. Under the terms of the agreement each shareholder of THBC will receive $21.15 of each share of THBC Common Stock owned and have the option of receiving either all cash or all stock. The Company has recently received shareholder approval, however, is still awaiting regulatory approval, but still anticipates closing the transaction by April 30, 1997.

         At December 31, 1996, THBC had total consolidated assets of $102.6 million, total consolidated liabilities of $84.2 million, including total consolidated deposits of $53.3 million and total consolidated stockholders' equity of $18.5 million. THBC reported net income of $308,000 and $360,000 for the three and six months ended December 31, 1996, respectively.


LENDING ACTIVITIES

         GENERAL. At December 31, 1996, the Company's net portfolio of loans receivable totaled $216.9 million, representing approximately 31.0% of its $698.7 million of total assets at that date. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and commercial business loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA").

         A federally chartered savings institution has general authority to originate and purchase loans secured by real estate located throughout the United States. Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of Allegheny, Lawrence, Beaver and Butler counties Pennsylvania. In addition, the Company has become increasingly active in recent years in the origination of construction loans, commercial real estate loans and consumer loans also in its primary market area. On occasion, the Company has utilized its nationwide lending authority by purchasing whole loans and loan participations secured by properties located outside of its primary market area. Notwithstanding this nationwide authority, the Company estimates that approximately 90% of its mortgage loans are secured by properties located in western Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio, with the exception of certain financing leases, consists of loans made to residents and businesses located in the four counties encompassing the Company's primary market area. Financing leases are originated nationwide.

         Federal regulations permit the Savings Bank to invest without limitation in residential mortgage loans and up to four times their respective capital in loans secured by nonresidential or commercial real estate. ESB is also permitted to invest in secured and unsecured consumer loans in an amount not exceeding 35% of its total respective assets; however, such 35% limit may be exceeded for certain types of consumer loans, such as home equity, property improvement and education loans. In addition, the Savings Bank is permitted to invest up to 20% of its total respective assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes, provided that any amount in excess of 10% consist of small business loans. To date, the Savings Bank's lending activities have focused on residential real estate, commercial real estate, construction lending and consumer lending, and to a lesser extent, multi-family residential real estate and commercial business lending.

         The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

         While the Savings Bank historically originated loans with lesser dollar balances than was permitted by federal regulations, the loans-to-one borrower limitation may restrict the Company's ability to do business with certain customers. At December 31, 1996, the Savings Bank's limit on loans-to-one borrower was $6.6 million. Nonetheless, it has been a practice of the Savings Bank to limit the amount it lends to any one borrower to less than the regulatory limits. At December 31, 1996, the Company's five largest loans or groups of loans-to-one borrower, including related entities, aggregated $5.29 million, $4.16 million, $3.64 million,

$2.43 million and $2.00 million. These five loans or groups of loans are secured primarily by financing leases, commercial real estate or other residential land developments located in the Company's primary market area.

         The Company's largest borrower at December 31, 1996 was an individual engaged in residential home construction and lot development. The individual is sole owner of a home construction company and part owner of another home construction company and a land development company. The individual has one direct loan with the Savings Bank and is guarantor of four others. The direct loan is a mortgage on the individual's principle residence. The guarantees are on a loan to a family member for a mortgage on a principal residence, lines-of-credit for both the solely owned and partially owned home building companies and an acquisition and development loan to the partially owned land development company. The lines-of-credit are used by the home building companies to acquire developed lots and to construct speculative and pre-sold single-family homes. At December 31, 1996, the Savings Bank's overall loan commitments total $5.29 million and includes a $478,000 outstanding balance on the direct loan and $2.98 million outstanding balance on the guaranteed loans.

         The Company's second largest borrower at December 31, 1996 was also an individual engaged in residential home construction and land development. The individual is sole owner of a home building company and a land development company and is partial owner of another land development company. The individual does not have a direct loan with the Savings Bank, but is guarantor on three loans, one to each of the companies mentioned. The home building company has a line-of-credit and each of the land development companies has an acquisition and development loan. The Savings Bank's overall loan commitments total $4.16 million with $2.48 million outstanding at December 31, 1996.

         The Company's third largest borrower at December 31, 1996 was to a corporation involved in the origination of financing leases. These leases primarily financed office equipment and were entered into with individuals,
partnerships, corporations and municipalities.   Packages of such leases were
sold and pledged to the Savings Bank as collateral for loans to the borrower. Additionally, the borrower guaranteed the lease payments and executed promissory notes to the Savings Bank. On March 29, 1996, the borrower filed for protection under a voluntary bankruptcy petition pursuant to United States Code, Chapter 11, Title 11. Such filing was made subsequent to a criminal indictment issued at the request of the Securities and Exchange Commission against the borrower's Chief Financial Officer. The indictment alleges that the borrower was engaged in fraud involving hundreds of millions of dollars. There were approximately 250 Banks ("Banks") with claims totaling approximately $200 million and in excess of 7,000 individual investors with additional claims involved with the borrower at the time of the bankruptcy filing. The case is currently under the jurisdiction of the United States Bankruptcy Court for the Northern District of New York. The Court has appointed a Trustee to operate the borrower's business during the pendency of the Chapter 11 case. The Trustee continues to collect payments made under the leases and is required by the Court to deposit all such payment proceeds into an escrow account pending a ruling on the Banks' motion to modify the automatic stay. The Trustee, in an effort to maximize the recovery for the individual investors, is challenging the Banks' perfection of their security interests in the leases and has withheld payments to the Banks on their loans. The Court has issued an advisory ruling which appears to indicate that the Court will rule in favor of the Banks' perfection of their security interest in the leases. Actual evidentiary hearings will commence in the second quarter of 1997 with respect to this issue. Presumably, cash will begin to flow to the Banks' following a successful ruling. Of course, the Trustee may prevail at the evidentiary hearings or appeal which would further delay the receipt of cash. At December 31, 1996, the outstanding principal balance of these leases owed to the Savings Bank was $3.64 million. As a result of the disruption of payment flows and the uncertainty regarding the status of the borrower, the Savings Bank has classified all $3.64 million of the leases as substandard, categorizing them as nonperforming and increased the Company's loss reserves to 25 percent of the aggregate balance of the lease agreements based on the substandard classification. There can be no assurance that additional losses will not be incurred in connection with the lease agreements.

         The Company's fourth largest borrower at December 31, 1996 was an individual who operates as a sole proprietor and who is engaged in residential construction and land development. The Savings Bank has extended four loans to this individual. One is a permanent mortgage on the individual's residence and the other three are speculative construction loans. As of December 31, 1996, the total commitments were $2.43 million with an outstanding balance of $1.13 million. The construction loans originally financed six duplex units (of which five remain unsold), a six unit townhouse building (of which one unit remains unsold) and another eight unit townhouse building (which is still in the construction phase).

         The Company's fifth largest borrower consists of two individuals who have formed several residential development joint ventures. The individuals develop residential communities with a variety of housing products including townhouses, single-family dwellings and a variety of community amenities. The Savings Bank has extended three loans to two of the related joint ventures.
The total commitments were $2.00 million with an outstanding balance of $978,000 at December 31, 1996. The loans include a revolving construction loan for 31 townhouse units and a land loan and short term amenity financing.

         Loan Portfolio Composition and Maturity. The following table sets forth the composition of the Company's portfolio of loans receivable at the dates indicated.


                                                                    December 31,
                                          --------------------------------------------------------------
                                                1996                   1995                  1994
                                          -----------------      -----------------     -----------------
                                          Amount    Percent      Amount    Percent     Amount    Percent
                                          ------    -------      ------    -------     ------    -------
                                                               (Dollars in Thousands)

Real estate loans:
  Single-family residential(1)           $126,854     55.9%     $105,551     55.3%     $91,756     53.0%
  Multi-family residential(2)               3,516      1.5         4,015      2.1        4,451      2.6
  Commercial real estate                   20,473      9.0        16,650      8.7       17,136      9.9
  Construction                             20,942      9.2        13,495      7.1       17,851     10.3
                                         --------    -----      --------    -----      -------    -----

    Total real estate loans               171,785     75.6       139,711     73.2      131,194     75.8

Consumer loans:
  Deposit loans                             1,768      0.8         2,076      1.1        2,097      1.2
  Home improvement loans                    1,146      0.5         1,167      0.5        1,009      0.5
  Automobile loans                          6,210      2.7         5,142      2.7        1,969      1.1
  Education loans                           6,737      3.0         6,870      3.6        6,426      3.7
  Consumer discount loans                       -      0.0             -      0.0        3,763      2.2
  Home equity loans                        26,950     11.9        23,593     12.4       16,361      9.5
  Personal loans                            2,314      1.0         2,141      1.1        1,696      1.0
  Other consumer loans(3)                     361      0.2           333      0.2          473      0.3
                                         --------    -----      --------    -----      -------    -----

    Total consumer loans                   45,486     20.1        41,322     21.6       33,794     19.5

Commercial business loans(4)                9,656      4.3         9,950      5.2        8,127      4.7
                                         --------    -----      --------    -----      -------    -----

    Total loans
      receivable                          226,927    100.0%      190,983    100.0%     173,115    100.0%
                                         --------    =====      --------    =====     --------    =====

Less:
  Undisbursed loan proceeds                 6,373                  4,167                 8,372
  Discount on purchased loans                   -                      -                     -
  Unearned discounts and loan
    fees                                      380                    467                   638
  Allowance for loan losses                 3,309                  2,471                 2,475
                                         --------               --------              --------
Net loans receivable                     $216,865               $183,878              $161,630
                                         ========               ========              ========

                                                    December 31,
                                         ---------------------------------------
                                               1993                  1992
                                         -----------------     -----------------
                                         Amount    Percent     Amount    Percent
                                         ------    -------     ------    -------
                                                (Dollars in Thousands)

Real estate loans:
  Single-family residential(1)           $39,784     46.8%     $42,610    51.6%
  Multi-family residential(2)              1,512      1.8        2,357     2.9
  Commercial real estate                  12,549     14.7       13,529    16.4
  Construction                            11,555     13.6        7.743     9.4
                                         -------    -----      -------   -----

    Total real estate loans               65,400     76.9       66,239    80.3

Consumer loans:
  Deposit loans                            1,321      1.5        1,152     1.4
  Home improvement loans                   1,017      1.2        1,080     1.3
  Automobile loans                           515      0.6          552     0.7
  Education loans                          5,840      6.9        5,214     6.2
  Consumer discount loans                      -      0.0            5     0.1
  Home equity loans                        7,582      8.9        4,750     5.7
  Personal loans                           1,723      2.0        1,860     2.3
  Other consumer loans(3)                    330      0.4          373     0.5
                                         -------    -----      -------   -----

    Total consumer loans                  18,328     21.5       14,986    18.2

Commercial business loans(4)               1,344      1.6        1,273     1.5
                                         -------    -----      -------   -----

    Total loans
      receivable                          85,072    100.0%      82,498   100.0%
                                         -------    =====      -------   =====

Less:
  Undisbursed loan proceeds                4,190                 5,125
  Discount on purchased loans                  -                     -
  Unearned discounts and loan
    fees                                     239                   187
  Allowance for loan losses                1,393                 1,225
                                         -------               -------
Net loans receivable                     $79,250               $75,961
                                         =======               =======

----------------------

(1)  Consists of loans secured by one-to-four family properties.
(2)  Consists of loans secured by five-or-more family properties.
(3)  Consists primarily of overdraft loans.
(4)  Includes financing lease loans.

         The following table sets forth the scheduled contractual amortization of loans in the Company's portfolio at December 31, 1996 and the dollar amount of loans at that date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due within one year.



                                    DECEMBER 31, 1996
                         ----------------------------------------
                           REAL               COMMERCIAL
                          ESTATE    CONSUMER   BUSINESS
                           LOANS      LOANS     LOANS (1)   TOTAL
                         --------   --------  -----------   -----
                                  (DOLLARS IN THOUSANDS)

Amounts due:
 Within one year         $ 18,957     21,988    $3,483   $ 44,428
 After one year
  through two years        10,028      4,617     3,055     17,700
 After two years
  through three years      14,667      4,071     2,113     20,851
 After three years
  through five years       15,023      6,202       659     21,884
 After five years
  through ten years        32,753      7,512       336     40,601
 After ten years
  through fifteen years    22,432      1,011        10     23,453
 After fifteen years       57,925         85         -     58,010
                         --------    -------    ------   --------

    Total                $171,785    $45,486    $9,656   $226,927
                         ========    =======    ======   ========

Loans due after
 one year:

  Fixed                  $ 60,857    $20,577    $2,337   $ 83,771
                         ========    =======    ======   ========

  Adjustable             $ 91,971    $ 2,921    $3,836   $ 98,728
                         ========    =======    ======   ========


(1) Includes Financing Lease Loans

         Scheduled contractual amortization of loans does not reflect the expected actual term of an institution's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives an institution the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

         ORIGINATION, PURCHASE AND SALE OF LOANS. Applications for residential real estate loans and consumer loans are obtained at eight of the Company's nine branch offices. Applications for commercial real estate and commercial business loans are taken only at the Company's Ellwood City and Aliquippa offices. Residential loan applications are primarily attributable to existing customers, builders, mortgage banking correspondents and, to a lesser extent, walk-in customers and referrals from both real estate brokers and existing customers. Commercial real estate loan applications are obtained primarily by direct solicitation and referrals from former and existing borrowers. Consumer loans are primarily obtained through existing and walk-in customers.

         Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company's mortgage banking correspondent relationships. The processing and underwriting of real estate and commercial business loans is performed for the most part in the Ellwood City office, and to a lesser extent, in the Aliquippa office for commercial business loans originated up to a maximum of $30,000. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Company's mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to 1% of the loan amount. Underwriting of these loans is performed by the Company. Due to the average size of the consumer loans originated by the Company, processing and underwriting of such loans is generally performed at the branch offices where such loans are originated.

         The Savings Bank has established three levels of lending authority. Loans may be approved by certain loan officers within designated limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual's designated limits are referred to the officer with the requisite authority or the Officers' Loan Committee. The President and Chief Executive Officer of the Savings Bank has approval authority equal to the Federal Home Loan Mortgage Corporation's ("FHLMC") maximum conforming loan amount as revised from time to time for loans secured by residential real estate, up to $100,000 for secured commercial business loans and up to $75,000 for unsecured commercial business loans and consumer loans. Other members of the Officers' Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committee, which consists of Charlotte A. Zuschlag, President and Chief Executive Officer; Todd F. Palkovich, Senior Vice President of Lending; Robert J. Colalella, Senior Vice President; John W. Donaldson, II, Vice President; Peter J. Greco, Vice President - Retail Lending; Walter W. Gulla, Vice President - Retail Lending; and Sally A. Mannarino,

Assistant Vice President - Real Estate Lending, is authorized to act on all loan applications up to an aggregate of $400,000. The third level of lending authority is reserved for the Board of Directors or the Board's Executive Committee, which serve as the approval bodies for all loans above the aggregate of $400,000. In addition, the Board of Directors ratifies all loans originated by the Savings Bank.

         Historically, ESB has originated a substantial portion of the loans in its portfolio. Since early 1989, the residential real estate loans originated by ESB have been under terms, conditions and documentation requirements which permit the sale to the FHLMC and other investors in the secondary market. The Savings Bank in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, during 1993, the Savings Bank began to originate and sell 30-year fixed-rate residential loans to the FHLMC as a means of satisfying the demand for such loans within the Company's primary market area. In addition, a portion of these originations are maintained in its own portfolio until maturity, while not adversely affecting its interest rate sensitivity GAP.

         The Savings Bank has been an active purchaser of loans in the past. The Savings Bank has purchased single-family residential, owner-occupied residences, whole loans or loan participations in those instances where demand for new loan originations did not fulfill its needs. These loans were secured by both residential and commercial real estate located primarily outside of ESB's primary market area. Such loans were presented to ESB from contacts primarily at other financial institutions, particularly those with which it has previously done business. At December 31, 1996, $13.8 million or 6.1% of the Company's total loans receivable consisted of whole loans, participation interests in loans purchased from other financial institutions and leases. The majority of such purchases or loan participations were made prior to 1979 and at December 31, 1996, $531,000 or 3.9% of such loan purchases and loan participations consisted of loans secured by commercial real estate.

         The Company has in recent years become increasingly active in the purchase of mortgage-backed securities in order to supplement its lending activities and to increase the diversity of its interest-earning assets. See "- Mortgage-Backed Securities." Although mortgage-backed securities do not reduce the effective maturity of the Company's asset base, such securities are generally more liquid than traditional mortgage loans and thus can be more easily sold if necessitated by changes in market rates of interest. While the Company could exchange its long-term, fixed-rate mortgage loans for FHLMC participation certificates in order to achieve the same benefit of increased liquidity, to date it has not elected to do so.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At December 31, 1996, approximately $13.8 million or 6.1% of the Company's total loans receivable were being serviced for the Company by others.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                         Year Ended December 31,
                                    --------------------------------
                                      1996         1995        1994
                                    --------     -------     -------
                                         (Dollars In Thousands)

Net loans receivable at
 beginning of period                $183,878    $161,630    $ 79,250
                                    --------    --------    --------
Loans associated with
 acquisition of Economy
 Savings                                   -           -      64,785
Originations:
   Single-family residential          43,938      26,729      27,629
   Multi-family residential and
    commercial real estate             9,157       4,075       4,059
   Construction                        5,623       6,155       3,357
   Consumer                           24,154      22,574      18,149
   Commercial business                 5,872       2,452       4,819
                                    --------    --------    --------
       Total originations             88,744      61,985      58,013
                                    --------    --------    --------
Purchases                                492       2,499       2,012
                                    --------    --------    --------
       Total originations
        and purchases                 89,236      64,484      60,025
Loans sold                              (268)       (971)        (79)
Repayments                           (45,919)    (34,167)    (30,865)
                                    --------    --------    --------
Net loan activity                     43,049      29,346      29,081
                                    --------    --------    --------
Other(1)                             (10,062)     (7,098)    (11,486)
                                    --------    --------    --------
Net loans receivable at
 end of period                      $216,865    $183,878    $161,630
                                    ========    ========    ========

---------------

(1) Includes net activity for loans in process, the allowance for loan losses, unearned discounts and deferred loan fees.

         REAL ESTATE LENDING STANDARDS. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The

Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%) and one-to-four family residential (owner occupied) (no maximum ratio; however, any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

         Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multifamily and other non one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of real estate owned and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

         SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, savings institutions such as ESB have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At December 31, 1996, $126.9 million or 55.9% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

         Since July 1981, the Company has emphasized the origination of single-family residential adjustable-rate mortgages ("ARMs") which provide for periodic adjustments to the interest rate. Such loans amounted to approximately 63.0%, 74.2% and 52.6% of the single-family residential loans originated by the Company in 1996, 1995 and 1994, respectively. Included in these originations are loans that maintain a fixed rate of interest for a portion of the loan term and then adjusting annually thereafter (i.e., 3/3, 5/1, 7/1 and 10/1 loans).

         The adjustable-rate loans currently emphasized by the Company have up to 30-year terms and an interest rate which adjusts annually in accordance with one of several indices. There is a 2% cap on any increase or decrease in the interest rate per year, and there is currently a limit of 6% on the amount that the interest rate can increase and a limit of 2% on the amount that the interest rate can decrease over the life of the loan. The Company has not engaged in the practice of using a cap on the loan payments, which could allow the loan balance to increase rather than decrease, resulting in negative amortization. Although the Company occasionally offers discounts of one to two percentage points on the interest rate on its adjustable-rate residential mortgage loans during the first year of the mortgage loan for competitive reasons, generally it determines a borrower's ability to pay at the fully-indexed rate for the first two years.

         Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. These risks have not had an adverse effect on the Company to date.

         The Company continues to originate fixed-rate loans with terms of up to 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit their sale in the secondary market. The Company originated $16.3 million, $6.9 million and $11.4 million of fixed-rate single-family residential real estate loans during 1996, 1995 and 1994, respectively. In 1993, the Company began to originate and sell 30-year fixed-rate residential loans to the FHLMC, while maintaining a portion of these originations in its own portfolio, which did not adversely affect the Company's interest rate sensitivity GAP. The Company sold $268,000, $971,000 and $79,000 of fixed-rate loans to the FHLMC during 1996, 1995 and 1994, respectively, resulting in gains of $6,000, $6,000 and $1,000 during those respective years. At December 31, 1996, approximately $60.4 million or 47.6% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed-rates of interest. Although these loans generally provide for repayments of principal over a fixed period up to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         The Company is permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is generally obtained on residential loans for which loan-to-value ratios exceed 80%. The Company will generally lend up to 95% of the appraised value of one-to-four family, owner-occupied residential dwellings when the required private mortgage insurance is obtained, however, through the Company's low to moderate income loan program, the Company will lend up to 97% of the appraised value of the security property to qualified borrowers.

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers approved by the Company's Board of Directors. Appraisals are performed in accordance with federal regulations and policies.

         Title insurance policies are required on most first mortgage real estate loans originated by the Company. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due.

         MULTI-FAMILY RESIDENTIAL, COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS. The Company originates mortgage loans for the acquisition of existing multi-family residential and commercial real estate properties. At December 31, 1996, $3.5 million or 1.5% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $20.5 million or 9.0% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

         The Company's multi-family residential and commercial real estate lending activities are conducted pursuant to a policy which is reviewed and reapproved annually by the Board of Directors. The Company emphasizes investment in office buildings, apartment buildings, retail shopping establishments and churches. These types of properties constitute 90% of the Company's multi-family residential and commercial real estate loan portfolio, with the majority of the Company's commercial real estate loans being secured by office buildings. The Company's multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area. Applications for multi-family residential and commercial real estate loans are obtained primarily from previous borrowers, direct contacts with the Company and referrals.

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 25 years and mature in ten years and have interest rates which adjust at periodic intervals of generally less than five years, in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 80% or lower. However, the Company has in the past made multi-family residential and commercial real estate loans with higher loan-to-value ratios. In addition, as part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 110%. It is also the Company's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At December 31, 1996, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 140 loans with an average principal balance of $171,000. At December 31, 1996, the Company's net loans receivable did not consist of any nonaccrual multi-family residential and commercial real estate loans.

         From time to time, the Company has originated loans to construct single-family residences, commercial real estate and multi-family residences, builder loans and lines-of-credit and loans to acquire and develop real estate for construction of residential or commercial properties (together "construction loans"). These construction lending activities generally are limited to the Company's market area. Construction loans may be made to an individual for the purpose of constructing a personal residence, to a developer for the purpose of constructing single-family residential developments or to a builder for the purpose of constructing a speculative single-family residence or a commercial real estate project. During 1996, the Company began to originate builder lines-of-credit. These loans are, in effect, pre-approved loans to established builders for the purpose of purchasing developed lots and the construction of pre-sold and speculative single-family residences. The LTV guidelines established are not to exceed 80% of the appraised value or cost of construction, whichever is less on pre-sold and speculative single-family residences and 75% of the purchase price of developed lots.

The Savings Bank requires principal reduction on lots held in inventory after 18 months. Speculative single-family residences held in inventory 12 months after completion will be converted to a 25 year amortizing mortgage with a balloon payment after 60 months. The line-of-credit product significantly reduces approval turn around time and saves the builder expense over single approvals via reduced fees and title premiums. The Savings Bank does maintain the authority to refuse to fund for lots or homes it deems to be unacceptable and retains the right to cancel the line-of-credit upon notice should the lending relationship be deemed to be unsatisfactory. At December 31, 1996, construction loans amounted to $20.9 million or 9.2% of the Company's total loan portfolio. As of such date, the Company's portfolio of construction loans consisted of loans totaling $12.5 million for the construction of single-family residential loans and $8.4 million for land development and the construction of commercial real estate. Builder lines-of-credit were extended to 12 builders with $2.9 million outstanding under lines approved in the aggregate amount of $10.9 million.

         Construction loans generally have maturities of 6 to 18 months at an adjustable rate of interest, with payments being made monthly on an interest-only basis. Principal repayment comes either from the sale and release of the financed real estate or from the permanent financing arrangements which will generally provide for either an adjustable or fixed interest rate in keeping with the Company's policies with respect to residential and commercial real estate financing. The Company has in some instances granted construction loans with maturities of up to 36 months for acquisition and development purposes. Construction loans are otherwise generally underwritten and approved in the same manner as commercial real estate loans.

         The Company has increased its involvement in commercial real estate and construction lending within both its primary market area and the greater Pittsburgh metropolitan area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio and, with respect to nonresidential projects, to receive higher yields than those obtainable on single-family residential loans. These higher yields correspond to the higher credit risks associated with commercial real estate and construction lending. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor.

         The Company has attempted to minimize the foregoing risks by, among other things: adopting what management believes are conservative underwriting guidelines which impose more stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk; requiring, in certain circumstances, appraisals by Board designated appraisers on loans with principal balances of more than $50,000; limiting the geographic area in which the Company will make a commercial or construction loan; and limiting the amount of certain types of commercial real estate loans in its portfolio. In addition, in the case of commercial real estate loans, the Company emphasizes existing loans on relatively newly-constructed properties, as opposed to older properties which may require more maintenance or new loans on which there is no payment experience.

         CONSUMER LOANS. The Company offers a variety of consumer loans in order to provide a full range of financial services to its customers. At December 31, 1996, $45.5 million or 20.1% of the Company's total loan portfolio consisted of consumer loans. The consumer loans offered by the Company include home equity loans, education loans, automobile loans, deposit account secured loans, home improvement loans, personal loans and unsecured lines-of-credit or signature loans. Consumer loans are primarily obtained through existing and walk-in customers.

         As of December 31, 1996, the Company's largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity line-of-credit loans and fixed rate home equity loans with terms up to 15 years. At December 31, 1996, $27.0 million or 59.2% of the Company's consumer loan portfolio was made up of home equity loans.

         Although ESB issues a credit card in its name, it does so pursuant to an agency agreement with Mellon Bank, N.A., Pittsburgh, Pennsylvania, and it does not retain or have any liability related to the credit which is extended in connection with such credit cards.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy.
In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

         COMMERCIAL BUSINESS LOANS. At December 31, 1996, $9.7 million or 4.3% of the Company's total loan portfolio consisted of commercial business loans. The Company's commercial business loan portfolio consists of secured or unsecured loans for commercial, corporate and business purposes, such as commercial lines of credit and commercial loans secured by inventory or receivables and purchased financing lease loans. As previously detailed, the Company's largest commercial borrower is the originator of various financing lease loans. See "- Lending Activities - General." The two next largest commercial borrowers are a community hospital and a commercial developer and contractor. As of December 31, 1996, these three loans had outstanding principal balances of $3.6 million, $1.1 million and $1.0 million, respectively.

         LOAN FEE INCOME. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination fees generally amount to one to two percent of the amount borrowed in the case of a mortgage loan. Loan origination fees are not obtained in connection with consumer loans. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner.

         NON-PERFORMING LOANS AND REAL ESTATE OWNED. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         Loans are placed on nonaccrual when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Company does not accrue interest on loans past due 90 days or more.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value less estimated costs to sell at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property, with the exception of legal fees, are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. See Note 1 to the Consolidated Financial Statements of the Company.

         The following table sets forth information regarding nonaccrual loans and real estate owned held by the Company at the dates indicated. As of the dates presented, the Company did not have any loans which were 90 days or more overdue but still accruing interest or loans which were classified as troubled debt restructurings.


                                                       December 31,
                                    --------------------------------------------------
                                      1996       1995       1994       1993      1992
                                    -------    -------    -------    -------   -------
                                                  (Dollars in Thousands)

Nonaccrual loans:
  Single-family residential
    real estate loans               $  285     $  599     $  668     $  425    $  422
  Multi-family residential
    and commercial real
    estate loans                         -          -      1,497      1,210     1,695
  Construction loans                     -          -          -          -         -
                                    ------     ------     ------     ------    ------
    Total                              285        599      2,165      1,635     2,117
  Consumer loans                       163         86        104        119       153
  Commercial business loans          3,636(1)     114          -          -        43
                                    ------     ------     ------     ------    ------
    Total nonaccrual loans           4,084        799      2,269      1,754     2,313
    Total nonaccrual loans to
      net loans receivable            1.88%      0.43%      1.40%      2.21%     3.04%
                                    ======     ======     ======     ======    ======
Total real estate owned, net
  of related reserves               $   37     $   52     $  294     $  246    $1,524
                                    ======     ======     ======     ======    ======
Total nonaccrual loans and
  real estate owned to
  total assets                        0.59%      0.13%      0.40%      0.49%     1.16%
                                    ======     ======     ======     ======    ======

--------------------

(1) Consists of financing lease loans as discussed under "Lending Activities - General".

         Interest income that would have been recorded under the original terms of such loans during 1996, 1995 and 1994 was approximately $232,000, $26,000, and $167,000, respectively. These amounts were not included in the Company's interest and dividend income for the respective periods.

         At December 31, 1996 nonaccrual single-family residential real estate loans included 17 loans ranging from approximately $1,000 to $45,000.

           At December 31, 1996 the Company had no nonaccrual multi-family and commercial real estate loans. The $485,000 decrease in nonaccrual multi-family residential and commercial real estate loans during 1993 was primarily due to a $348,000 participation loan secured by two hotels in Erie, Pennsylvania, becoming current and the partial payoff of a $175,000 loan secured by a commercial real estate property located on Neville Island, Pennsylvania. The $287,000 increase in nonaccrual multi-family residential and commercial loans during 1994 was primarily due to a $256,000 loan which became nonaccrual during the year. This loan is secured by a multi-purpose building located in Cranberry Township, Pennsylvania. The $1.5 million decrease in multi-family residential and commercial real estate loans during 1995 represents the collection of two loans secured by the multi-purpose building in Cranberry Township, Pennsylvania. At December 31, 1994, the borrower and loans were the Company's fourth largest aggregate borrowing relationship. During 1995, the smaller of these two loans was paid-off and the larger was paid down by $883,000, to a balance of $360,000 at December 31, 1995. This repayment was effected under a confirmed bankruptcy plan of reorganization. The remaining loan balance is secured by the building which appraised for $3.2 million as of July 5, 1994. The Savings Bank also received approximately $460,000 which represented unpaid interest, late charges and reimbursement of legal expenses for both loans. As a result of the principal repayment, collection of unpaid interest, adherence to the confirmed bankruptcy plan of reorganization and the collateral position, the remaining loan balance has been reclassified as performing.

         At December 31, 1996, nonaccrual consumer loans consisted of 55 loans with an average principal balance of $3,000. At December 31, 1996, nonaccrual commercial business loans consisted of the 13 financing lease loans with an outstanding principal balance of $3.6 million. See "- Lending Activities - General."

         At December 31, 1996, the Company's total real estate owned amounted to $37,000. This amount represents the net investment in a single-family property. This property is currently being marketed for sale.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE OWNED. PennFirst's policy is to establish reserves for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. See Notes 1, 6 and 7 to the Consolidated Financial Statements of the Company.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes previous OTS proposed guidance, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "asset watch" is also utilized by the Company for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

         The following table sets forth information concerning the activity in the Company's allowance for loan losses during the periods indicated.

                                          Year Ended December 31,
                               ----------------------------------------
                                 1996     1995    1994    1993     1992
                               ------     ----    ----    ----    -----
                                         (Dollars in Thousands)
Allowance at beginning of
  period                       $2,471   $2,475  $1,393  $1,225   $  952
Allowance associated with
  the acquisition of Economy
  Savings                           -        -   1,128       -        -
Charge-offs:
  Real Estate                      (3)     (25)    (27)   (159)     (48)
  Consumer                        (49)     (22)    (37)    (26)     (27)
  Commercial business               -        -     (39)      -        -
                               ------   ------  ------  ------   ------
    Total loans charged-off       (52)     (47)   (103)   (185)     (75)
Recoveries                         17       30      16      17       34
                               ------   ------  ------  ------   ------
Net charge-offs                   (35)     (17)    (87)   (168)     (41)
Additions charged to
  operations                      873       13      41     336      314
                               ------   ------  ------  ------   ------
Allowance at end of period     $3,309   $2,471  $2,475  $1,393   $1,225
                               ======   ======  ======  ======   ======
Ratio of net charge-offs to
  average loans outstanding
  during the period              0.02%    0.01%   0.07%   0.22%    0.05%
Ratio of allowance to
  total loans receivable
  at end of period               1.46%    1.29%   1.43%   1.64%    1.48%


         The primary reason for the increase in net charge-offs in 1993 was attributable to the charge-off of $72,000 relating to the settlement received on a commercial real estate property located on Neville Island, Pennsylvania, and the charge-off of $60,000 relating to a commercial property located in Pittsburgh, Pennsylvania. At December 31, 1993, this loan was determined to be an in-substance foreclosure and was reclassified as real estate owned. The primary reason for the increase in net charge-offs in 1996 was attributable to the charge-off of consumer loans. The Company's recoveries for these periods were primarily due to payments received with respect to charged-off consumer loans. At December 31, 1996, the Company had no allowance for losses on real estate owned.

         The following table shows the Company's total allowance for loan losses at the dates indicated and the allocation to the various loan categories.


                                                                              December 31,
                                   -------------------------------------------------------------------------------------------------

                                         1996                1995                1994                1993                1992
                                   -----------------   -----------------   -----------------   -----------------   -----------------

                                            Percent             Percent             Percent             Percent             Percent
                                            of Total            of Total            of Total            of Total            of Total
                                            Loans by            Loans by            Loans by            Loans by            Loans by
                                   Amount   Category   Amount   Category   Amount   Category   Amount   Category   Amount   Category
                                   ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                          (Dollars in Thousands)

Real estate loans                  $1,733     1.01%    $1,803     1.29%    $1,648     1.26%    $1,164     1.78%    $1,040     1.57%
Consumer loans                        574     1.26        522     1.26        472     1.40        212     1.16        175     1.17
Commercial business loans           1,002    10.38        146     1.47        355     4.32         17     1.26         10     0.79
                                   ------              ------              ------              ------              ------    -----

Total allowance for losses
  on loans to total loans
  receivable at end of period      $3,309     1.46%    $2,471     1.29%    $2,475     1.43%    $1,393     1.64%    $1,225     1.48%
                                   ======              ======              ======              ======              ======

         PennFirst's management believes that the reserves established by the Company are adequate to cover any potential losses in the Company's loan and real estate owned portfolios. However, future adjustments to these reserves may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

         In May 1993, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 established standards to determine in what circumstances, if any, a creditor should measure impairment of a loan based on either the present (discounted) value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral.

         The Company adopted SFAS No. 114 and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Savings Bank considers all one-to-four family residential mortgage loans and all consumer loans to be smaller homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral dependent loans. Pursuant to SFAS No. 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay. All loans are charged off when management determines that principal and interest are not collectible. Any excess of the Savings Bank's recorded investment in the loans over the measured value of the loans in accordance with SFAS No. 114 are provided for in the allowance for loan losses. The Savings Bank reviews its loans for impairment on a quarterly basis.

MORTGAGE-BACKED SECURITIES

         The Company invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

         The Company has adopted a methodology for the classification of mortgage-backed securities at the time of their purchase as either held to maturity or available for sale. If it is management's intent and the Company has the ability to hold such securities until their maturity, these securities are classified as held to maturity and are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. Alternatively, if it is management's intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of stockholders' equity, net of tax. Mortgage-backed securities available for sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate or prepayment risk.

         The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated.

                                                At or For the Year Ended December 31,
                                               ---------------------------------------
                                                    1996          1995          1994
                                                    ----          ----          ----
                                                        (Dollars in Thousands)
Mortgage-backed securities
 at beginning of period                         $378,094      $412,347      $309,902
Mortgage-backed securities acquired
 in connection with the acquisition
 of Economy Savings                                    -             -        34,606
Purchases                                         97,406        72,340       181,046
Sales                                            (66,185)      (50,471)      (36,554)
Repayments                                       (70,413)      (60,780)      (70,079)
Premium amortization                              (1,035)         (930)       (1,635)
Change in unrealized gain (loss) on
 securities available for sale                      (307)        5,588        (4,939)
                                                --------       -------      --------
Mortgage-backed securities
 at end of period (1)                           $337,560      $378,094      $412,347
                                                ========      ========      ========

Weighted average yield at
 end of period                                      6.72%         6.53%         6.13%
                                                 =======       =======       =======


(1) Includes a fair market value of $259.4, $286.9 and $105.2 million in 1996, 1995 and 1994, respectively, of mortgage-backed securities classified as available for sale.

         At December 31, 1996, the Company's mortgage-backed securities portfolio (including mortgage-backed securities classified as available for sale) had an amortized cost and a fair market value of $337.2 million and $335.2 million, respectively. At the same date, $525,000 of such securities were scheduled to mature after one year through three years, $47.9 million were scheduled to mature after three through five years, $16.9 million were scheduled to mature after five through seven years and $270.5 million were scheduled to mature after seven years. Due to prepayments of the underlying loans, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

         On December 1, 1995, the Company reclassified $184.9 million of mortgage-backed securities held to maturity to mortgage-backed securities available for sale. The reclassification was in accordance with the FASB issuing a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" that permitted this one-time reassessment. At December 31, 1996, the Company had classified $259.1 million at amortized cost of its mortgage-backed securities as available for sale and $78.1 million at amortized cost of mortgage-backed securities as held to maturity. The Company has classified certain securities as available for sale due to expected changes in interest rates, resultant prepayment risk and other factors related to interest rate or prepayment risk. The Company has occasionally sold securities from its available for sale portfolio in accordance with its asset and liability management strategies.

         Of the Company's total investment in mortgage-backed securities, at amortized cost, (including mortgage-backed securities classified as available for sale) at December 31, 1996, $153.9 million consisted of FNMA certificates, $100.7 million consisted of FHLMC certificates, $77.0 million consisted of GNMA certificates, and $5.6 million consisted of Collateralized Mortgage Obligations. At December 31, 1996, $140.7 million or 41.7% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities classified as available for sale) were secured by ARMs. See Notes 4 and 5 to the Consolidated Financial Statements of the Company.

INVESTMENT ACTIVITIES

         Federally chartered savings institutions have authority to invest in various types of securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities, tax exempt obligations and mutual funds whose assets conform to the investments that a federally chartered savings institution is authorized to make directly.

         As a member of the FHLB System, ESB must maintain minimum liquidity levels specified by the OTS and which vary from time to time. Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgment as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future.

         The Company's investment activities are directly monitored by the Company's Asset and Liability Management Committee under investment policy guidelines adopted by the Board of Directors.

The general objectives of the Company's investment policy are to provide adequate liquidity to meet the anticipated and unanticipated operating needs of the Company and to maximize income while protecting against credit and interest rate risk.

         The Company has adopted a methodology for the classification of securities at the time of their purchase as either held to maturity or available for sale. If it is management's intent and the Company has the ability to hold such securities until their maturity, these securities are classified as held to maturity and are carried on the Company's books at cost, adjusted for amortization of premium and accretion of discount on a level yield basis. Alternatively, if it is management's intent at the time of purchase to hold securities for an indefinite period of time and/or to use such securities as part of its asset/liability management strategy, the securities are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of stockholders' equity, net of tax. Investment and mortgage-backed securities available for sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate or prepayment risk. The Company recently adopted a strategy of purchasing tax-exempt municipal obligations and callable agency securities. The strategy was adopted to increase the overall yield earned on the Savings Bank's investment portfolio and because management believed that a significant or prolonged increase in interest rates was not likely at this time.

         The following table sets forth the Company's investment securities portfolio at carrying value at the dates indicated.


                                                          December 31,
                            -------------------------------------------------------------------------
                                    1996                      1995                      1994
                            ---------------------     ---------------------     ---------------------
                            Amortized  Percent of     Amortized  Percent of     Amortized  Percent of
                             Cost(1)    Portfolio      Cost(1)    Portfolio      Cost(1)    Portfolio
                            ---------------------     ---------------------     ---------------------
                                                     (Dollars in Thousands)

U.S. government and
  agency securities         $ 49,978        46.75%     $26,756       42.14%      $23,613       82.98%
Corporate obligations              -            -          169         .27           554        1.95
Tax-exempt obligations        56,677        53.02       36,315       57.20         4,040       14.20
FHLMC preferred stock            250          .23          250         .39           250         .87
                             -------       ------      -------      ------       -------      ------
  Total                     $106,905(2)    100.00%     $63,490(2)   100.00%      $28,457(2)   100.00%
---------------             ========       ======      =======      ======       =======      ======

(1) The fair market value of the Company's investment securities portfolio amounted to $106.5 million, $64.8 million and $26.9 million at December 31, 1996, 1995 and 1994, respectively.

(2) Includes a fair market value of $88.7 million, $43.9 million and $3.3 million of investment securities classified as available for sale at December 31, 1996, 1995 and 1994, respectively.

         On December 1, 1995, the Company reclassified $8.1 million of investment securities held to maturity to investment securities available for sale. The reclassification was in accordance with the FASB issuing a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" that permitted this one-time reassessment.

         The following table sets forth the maturities and weighted average yields of the debt securities, at amortized cost, in the Company's investment securities portfolio at December 31, 1996.


                                        Less than           One to             Five to           Over Ten
                                         One Year          Five Years          Ten Years          Years
                                      --------------     --------------     --------------    --------------
                                      Amount   Yield     Amount   Yield     Amount   Yield    Amount   Yield
                                      ------   -----     ------   -----     ------   -----    ------   -----
                                                              (Dollars in Thousands)

          U.S. government and
            agency securities         $   15   7.50%     $  999   6.01%    $46,972   6.95%   $ 1,992   7.30%
          Tax-exempt obligations          25   5.60         252   4.25         316   4.86     56,084   5.72
          FHLMC preferred stock            -      -         250   7.90           -      -          -      -
                                      ------   ----      ------   ----     -------   ----    -------   ----

                                      $   40   6.31%     $1,501   6.03%    $47,288   6.93%   $58,076   5.77%
                                      ======   ====      ======   ====     =======   ====    =======   ====



SOURCES OF FUNDS

         PennFirst's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's branch offices. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities. When needed, the Company also may borrow funds from the FHLB of Pittsburgh and other sources to support originations and purchases of loans and mortgage-backed and investment securities.

         DEPOSITS. The Company's current deposit products include regular savings accounts, demand accounts, NOW accounts, money market deposit accounts, and certificates of deposit ranging in terms from 30 days to ten years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more ("Jumbo certificates"), which amounted to 5.3%, 5.8% and 6.3% of PennFirst's total deposits at December 31, 1996, 1995 and 1994, respectively. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates") and Keogh Plan retirement certificates.

         The Company's deposits are obtained primarily from residents of Allegheny, Lawrence, Beaver and Butler counties, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including cable television, print media advertising and direct mailings. PennFirst does limited advertising for deposits outside of its local market area but does not utilize the direct services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 1996. PennFirst has a drive-up banking facility at its Ellwood City, Aliquippa, Ambridge, Center Township and Coraopolis offices and has installed automated teller machines ("ATMs") at six of its branch offices. The Company participates in the ATM network known as MAC (Money Access Service) operated by CoreStates Financial Corporation, Philadelphia, Pennsylvania.

         The Company's deposit composition has remained relatively stable for the past several years. The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. The Company intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending and investment activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Company intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals. Management believes that as customers become more interest rate conscious and willing to move funds to higher rate accounts, the ability of PennFirst to attract and maintain deposits and its cost of funds will continue to be largely affected by national money market conditions.

         PennFirst pays 1% interest on its mortgage escrow accounts. Interest paid on such escrow accounts for 1996 was $18,000.

         The following table shows the distribution of the Company's deposits by type of deposit as of the dates indicated.

                                                                December 31,
                                       ---------------------------------------------------------------------
                                              1996                     1995                      1994
                                       -------------------     --------------------     --------------------
                                                   Percent                  Percent                  Percent
                                        Amount    of Total      Amount     of Total        Amount   of Total
                                        ------    --------      ------     --------        ------   --------
                                                               (Dollars in Thousands)

Non-interest-bearing
  checking accounts                    $  5,082      1.53%     $  3,776       1.12%       $  4,034     1.21%
Regular savings
  and club accounts                      56,849     17.08        60,850      17.98          70,186    21.03
NOW accounts                             22,334      6.71        20,791       6.14          21,023     6.30
Money market deposit
  accounts                               58,624     17.61        57,920      17.11          47,786    14.31
Certificate of deposit
  accounts(1)                           190,000     57.07       195,157      57.65         190,796    57.15
                                       --------    ------      --------     ------        --------   ------
    Total deposits                     $332,889    100.00%     $338,494     100.00%       $333,825   100.00%
                                       ========    ======      ========     ======        ========   ======

-----------------

(1) At December 31, 1996, 1995, and 1994, jumbo certificates amounted to $17.5 million, $19.6 million and $21.1 million respectively.

     The following table sets forth the net deposit flows of the Company during the periods indicated.

                                      Year Ended December 31,
                                  -----------------------------
                                    1996       1995      1994(1)
                                  --------   --------  ---------
                                      (Dollars In Thousands)

Increase (decrease) before
  interest credited               $(20,089)  $ (9,448)  $114,854
Interest credited                   14,484     14,117     12,341
                                  --------   --------   --------
Net deposit increase (decrease)   $ (5,605)  $  4,669   $127,195
                                  ========   ========   ========

-----------

(1) The $114.9 million increase for the year ended December 31, 1994 was primarily the result of the acquisition $114.2 million of deposits in connection with the acquisition of Economy Savings.

           The Company experienced decreases of $20.1 million and $9.4 million in deposits (before interest credited) for the years ended December 31, 1996 and 1995, respectively. The decreases were primarily the result of the decline in interest rates offered by the Company. The Company's management carefully monitors the interest rates and terms of its deposit products in order to maximize the interest rate spread and to better match its interest-sensitive liabilities with its interest-sensitive assets.

         The following tables present by various interest rate categories the amounts of certificates of deposit of the Company at the dates indicated and the amounts at December 31, 1996 which mature during the periods indicated.

                                                         December 31,
                                           ---------------------------------------
                                             1996           1995           1994
                                           ---------     ----------     ----------
                                                    (Dollars In Thousands)

           2.50 to  4.49%                  $  1,492       $  5,825        $ 54,508
           4.50 to  6.49%                   170,129        159,914         112,334
           6.50 to  8.49%                    14,767         23,421          17,451
           8.50 to 10.49%                     3,519          5,997           6,255
          10.50 to 12.49%                        93              -             248
                                           --------       --------        --------
            Total                          $190,000       $195,157        $190,796
                                           ========       ========        ========



                                            Amounts at December 31, 1996  Maturing in
                            -----------------------------------------------------------------------------
                                           More than           More than
                             1 to 12        one year           two years            After
                              Months      to two years       to three years      three years       Total
                            --------      ------------       --------------      -----------       -----
                                                         (Dollars In Thousands)

 2.50 to  4.49%             $  1,459        $    33             $     -            $     -       $  1,492
 4.50 to  6.49%              115,845         41,833               8,785              3,666        170,129
 6.50 to  8.49%                2,943          3,915               5,037              2,872         14,767
 8.50 to 10.49%                1,501          2,018                   -                  -          3,519
10.50 to 12.49%                   93              -                   -                  -             93
                            --------        -------             -------            -------       --------
  Total                     $121,841        $47,799             $13,822            $ 6,538       $190,000
                            ========        =======             =======            =======       ========


         BORROWINGS. From time to time, the Company obtains advances from the FHLB of Pittsburgh upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. See "Regulation - Regulation of the Savings Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate, maximum size of advance and range of maturities. Depending on the program, limitations on the amount of such borrowings are based either on a fixed percentage of the Savings Bank's capital or on the FHLB's assessment of the Savings Bank's creditworthiness. At December 31, 1996, the Company had $295.5 million in advances, $137.2 million of which were scheduled to mature after December 31, 1997. These advances have generally been utilized to fund purchases of mortgage-backed securities at a positive interest rate spread. The increase of $47.1 million in FHLB advances during 1996, was primarily due to the purchase of municipal obligations and callable agencies, which were funded at a positive interest rate spread.

         The Company participates as an authorized depository for treasury tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland ("FRB of Cleveland"). Under the terms of an agreement with the FRB of Cleveland, funds deposited to the Company's account accrue interest at a rate of 1/4 of 1% below the overnight federal funds rate.

         The Company has entered into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated statement of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The government agency securities underlying the agreement were delivered to the FHLB and an independent brokerage firm who arranged the transactions. See Note 11 to the Consolidated Financial Statements of the Company.

         The following table sets forth the borrowings of the Company at the dates indicated.

                                               December 31,
                                      ----------------------------
                                          1996      1995      1994
                                          ----      ----      ----
                                          (Dollars In Thousands)

Advances from FHLB of Pittsburgh      $295,522  $248,386  $237,883
Treasury tax and loan accounts             223        86       110
Reverse repurchase agreements           13,450    11,000     8,444
                                      --------  --------  --------
                                      $309,195  $259,472  $246,437
                                      ========  ========  ========

         The following table presents certain information regarding aggregate short-term FHLB advances (maturities of one year or less), the Treasury tax and loan note payable and the reverse repurchase agreements of the Company at the dates and for the periods indicated.

                                                                    At or For the Year Ended
                                                                          December 31,
                                                              -------------------------------------
                                                               1996           1995           1994
                                                               ----           ----           ----
                                                                    (Dollars in Thousands)

FHLB advances:
         Average balance outstanding(1)                       $162,894       $161,874      $ 75,533
         Maximum amount outstanding at any month-end
           during the period                                   160,941        164,075       185,357
         Balance outstanding at end of period                  158,335        133,940       139,275
         Average interest rate during the period(2)               6.10%          5.72%         5.25%
         Average interest rate at end of period                   6.17%          6.07%         5.65%

Treasury tax and loan note:
         Average balance outstanding(1)                       $      4       $      3      $     96
         Maximum amount outstanding at any month-end
           during the period                                       223            176           158
         Balance outstanding at end of period                      223             86           110
         Average interest rate during the period(2)               3.34%          3.59%         3.20%
         Average interest rate at end of period                   5.18%          5.16%         5.21%

Reverse repurchase agreements:
         Average balance outstanding(1)                       $ 13,112       $     60      $  1,272
         Maximum amount outstanding at any month-end
           during the period                                    14,000         11,000         8,444
         Balance outstanding at end of period                   13,450         11,000         8,444
         Average interest rate during the period(2)               5.50%          5.88%         6.09%
         Average interest rate at end of period                   5.58%          5.88%         5.89%

Total short-term borrowings:
         Average balance outstanding(1)                       $176,010       $161,937      $ 75,629
         Maximum amount outstanding at any month-end
           during the period                                   175,164        175,251       185,515
         Balance outstanding at end of period                  172,008        145,026       147,829
         Average interest rate during the period(2)               6.06%          5.72%         5.25%
         Average interest rate at end of period                   6.12%          6.06%         5.64%

---------------

(1)    Calculated using daily balances.

(2)    Calculated using daily weighted average interest rates.

COMPETITION

       The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. Particularly in times of high interest rates, the Company faces additional significant competition for investors' funds from short-term money market funds and issuers of corporate and government securities. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

       The Company's competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.


EMPLOYEES

       The Company had 92 full-time employees and 33 part-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

SUBSIDIARIES

       The Savings Bank is permitted by current OTS regulations to invest an amount up to 2% of their respective assets in stock, paid-in surplus and secured and unsecured loans in service corporations. The Savings Bank may invest an additional 1% of its respective assets when the additional funds are utilized for community or inner-city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. Savings institutions meeting these requirements also may make, subject to the loans-to-one borrower limitations, an unlimited amount of conforming loans to service corporations in which the lender does not own or hold more than 10% of the capital stock of certain other corporations meeting specified requirements.

       At December 31, 1996, the Savings Bank was authorized under the current regulations to have a maximum investment of $13.6 million in its service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to their subsidiaries. On that date, ESB had a $51,000 investment in AMSCO, Inc. ("AMSCO") its wholly owned service corporation.

       AMSCO was incorporated in 1974 as a wholly-owned subsidiary of the Savings Bank to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. At December 31, 1996 AMSCO's assets consisted of an undeveloped commercially zoned lot with a net book value of $80,000 and an investment in one joint venture totaling $32,000.

       The joint venture, Westchase Development, consists of a 50% interest in a partnership with a local developer. Westchase purchased approximately 20 acres of undeveloped land in Findlay Township, Allegheny County, Pennsylvania in April 1991 and developed the land into 54 lots for the purpose of building single-family residential dwellings. The Savings Bank is providing financing for the project. As of December 31, 1996, 3 of the 54 lots remain unsold.

       A savings institution is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Savings Bank which is engaged in such activities are subject to exclusion from their respective regulatory capital calculation. See "Regulation - Regulation of the Savings Bank - Regulatory Capital Requirements."

                                   REGULATION

       Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and ESB. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

       GENERAL. The Company is a registered savings and loan holding company pursuant to the Home Owners' Loan Act, as amended ("HOLA"). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, ESB is subject to certain restrictions in its dealings with the Company and affiliates thereof.

       ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association;
(ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the saving association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation - Regulation of the Savings Bank - Qualified Thrift Lender Test."

       If the Company were to acquire control of another savings association, other than through merger or other business combination with the Savings Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association;
(iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

       LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Section 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

       In addition, Section 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Savings Bank was in compliance with the above restrictions.

       RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

       The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

       The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

REGULATION OF THE SAVINGS BANK

       GENERAL. The Savings Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Savings Bank is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of their operations. The Savings Bank is a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

       FEDERAL SAVINGS ASSOCIATION REGULATION. The OTS has extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. Such regulation and supervision is primarily intended for the protection of depositors.

       The investment and lending authority of the Savings Bank is prescribed by federal laws and regulations, and are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

       There are limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. For information about the Company's largest loans or groups of loans, see "Business
- Lending Activities - General."

       OTS enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

       INSURANCE OF ACCOUNTS. The deposits of the Savings Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF, administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

       Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized," and "undercapitalized"
- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created resulted in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns.

       The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Savings Bank's deposit insurance.

       On November 14, 1995, the FDIC lowered the insurance rates for commercial banks and certain savings banks through the Bank Insurance Fund ("BIF") to zero to 4 basis points on insured deposits (subject to a $2,000 minimum) as the commercial banks had reached the required capitalization level of $1.25 for each $100 of insured deposits.

       On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

       Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Savings Bank's one-time special assessment amounted to $2.2 million ($1.3 million net of tax) or $.34 per share. The payment of such special assessment had the effect of immediately reducing the Savings Bank's capital by such amount.

Nevertheless, management does not believe that this one-time special assessment had a material adverse effect on the Savings Bank's consolidated financial condition.

       In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.5 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Savings Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.5 basis points effective January 1, 1997. Based upon the $331.2 million of assessable deposits at December 31, 1996, the Savings Bank will pay approximately $273,000 less in insurance premiums in the first half of 1997.

       LIQUIDITY REQUIREMENTS. The Savings Bank is required to maintain an average daily balance of liquid assets equal to at least 5% of the sum of their respective average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and savings flows of all savings associations and is currently 5%.

       Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The OTS designates as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of the liquidity base. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank's average daily liquidity ratio for the month ended December 31, 1996 was 11.4% and its short-term liquidity ratio at December 31, 1996 exceeded the regulatory requirement of 1%. The Savings Bank has consistently maintained liquidity levels in excess of the minimum requirements in recent years.

       REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations are required to maintain minimum levels of regulatory capital. The regulatory capital standards for savings associations generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

       Current OTS capital standards require savings associations to satisfy three different OTS capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets, although limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles capable of being sold in the market. Tangible capital is core capital less qualifying supervisory goodwill and all other intangible assets, with only a limited exception for purchased mortgage servicing rights. At December 31, 1996, the Savings Bank had approximately $146,000 that was deducted from its capital calculation. The Savings Bank had no supervisory goodwill as of December 31, 1996, and, accordingly, none was included in its capital calculation. However, the Savings Bank had approximately $4.5 million in intangible assets which were deducted from its capital calculation as of such date.

       Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1996, the Savings Bank did not have any significant investments in nor any extensions of credit to nonincludable subsidiaries.

       A savings association is allowed to include both core capital and supplementary capital in its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the United States Government or unconditionally backed by the full faith and credit of the United

States Government; (ii) 20% for securities (other than equity securities) issued by United States Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, and qualifying residential bridge loans made directly for the construction of one-to-four-family residences; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four-family residential real estate loans more than 90 days delinquent and for repossessed assets. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

       OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities). Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. At December 31, 1996, the Savings Bank had $499,000 in net deferred tax assets which is deducted from its tangible, core and risk-based capital.

       In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets.

The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction.

       The following table sets forth certain information concerning the Savings Bank's regulatory capital at December 31, 1996.

                                           ESB BANK
                                     Amount    Percentage
                                     --------------------
Dollars in Thousands
--------------------
Tangible Capital:
  Actual                             $41,217        6.11%
  Required                            10,116        1.50
                                     -------       -----
  Excess                             $31,101        4.61%
                                     =======       =====

Core Capital:
  Actual                             $41,217        6.11%
  Required                            20,231        3.00
                                     -------       -----
  Excess                             $20,986        3.11%
                                     =======       =====

Risk-based Capital:
  Actual                             $44,107       19.08%
  Required                            18,498        8.00
                                     -------       -----
  Excess                             $25,609       11.08%
                                     =======       =====

       Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital. As a result of this requirement, at December 31, 1996, the Savings Bank's regulatory capital was decreased by $116,000.

       A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of OTS must restrict the asset growth of savings institutions not in regulatory compliance, subject to a limited exception for growth not exceeding interest credited.

       A savings institution which is not in capital compliance is also automatically subject to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance; (ii) the savings institution may not accept or renew any brokered deposits; (iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

       Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. Certain actions are required by law, as discussed below. See "- Prompt Corrective Action." The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

       PROPOSED REGULATORY CAPITAL REQUIREMENTS. In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as the Comptroller of the Currency requirement for national banks. Under the OTS proposal, only savings associations rated composite 1 under the OTS CAMEL rating system and without certain other risk characteristics will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will range from 4% to 5% of adjusted total assets or more, as determined by the OTS based on the quality of risk management systems and the level of overall risk in each individual savings association through the examination process on a case-by-case basis. Due to ESB Bank's strong capitalization, management does not believe that this proposal, if adopted, will materially adversely affect their respective operations.

       PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 1996, ESB was in the "well capitalized" category.

       CLASSIFICATION OF ASSETS. For information concerning the Policy Statement on Allowance for Loan and Lease Losses, see "Business - Allowance for Losses on Loans and Real Estate Owned." At December 31, 1996, the Company's classified assets totaled $4.6 million, of which $4.5 million were assets classified substandard with the remaining $59,000 classified as a loss.

       ACCOUNTING REQUIREMENTS AND INVESTMENT PRACTICES. The OTS has established accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting principles to the same degree as is prescribed by the Federal banking agencies for banks or may be more stringent than such requirements.

       On September 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements (effective October 2, 1992). The amendments reflected the adoption by the OTS of the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations. The OTS anticipates further similar revisions to its regulations in the near future.

       Effective December 31, 1992, savings associations are required to use fair value instead of net realizable value for the valuation of troubled, collateral dependent loans and foreclosed assets. This change was made by the OTS to comply with the Statement of Position ("SOP") 92-3 "Accounting for Foreclosed Assets" issued by the American Institute of Certified Public Accountants. Under the SOP there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Company's accounting for it real estate owned complies with the guidance set forth in SOP 92-3.

       For information about the Company's investment securities, see "Business
- Investment Activities."

       QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding

20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1996, the amount of the Savings Bank's assets which were invested in QTIs was 76.6%, which exceeded the percentage required to qualify the Savings Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank;
(iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

       RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The OTS regulates capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

       Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Under the regulation, ESB is a "Tier 1" institutions.

       In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

       On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because ESB is a subsidiary of a holding company, the proposal would require ESB to provide notice to the OTS of their intent to make a capital distribution. The Savings Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

       FEDERAL HOME LOAN BANK SYSTEM. The Savings Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. The Savings Bank as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. At December 31, 1996, ESB had a $15.2 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

       Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At December 31, 1996, the Savings Bank had $295.5 million in borrowings from the FHLB of Pittsburgh outstanding.

       The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid by the FHLB of Pittsburgh totaled $901,000 to the Savings Bank.

       FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 1996, ESB was in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

       BRANCHING BY FEDERAL ASSOCIATIONS. The OTS "Policy Statement on Branching by Federal Savings Associations" permits interstate branching to the full extent permitted by statute (which is essentially unlimited).

       Generally, federal law prohibits federal thrifts from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled thrift (however, if the troubled association is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not quality under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the thrift is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the association's conversion to a federal charter.

       The OTS will also evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977, as amended ("CRA"). A poor CRA record may be the basis for denial of a branching application.

       SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. Effective August 9, 1995, the federal banking agencies, including the OTS, implemented final rules and guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Savings Bank would be required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Savings Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.


                                    TAXATION

FEDERAL TAXATION

       GENERAL. The Savings Bank is subject to federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of federal taxation is intended to only summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the thrift.

       METHOD OF ACCOUNTING. For federal income tax purposes, the Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

       BAD DEBT RESERVES. For tax years ending prior to 1996, the Bank was allowed to make an addition to their bad debt reserves based upon a statutory percentage of their taxable income with certain modifications. The Small Business Job Protection Act of 1996 which was signed into law on August 20, 1996 repealed the percentage of taxable income bad debt deduction for taxable years beginning after 1995 and requires a thrift to generally recapture the excess of their 1995 tax reserves over their 1987 base year tax reserves.

       The recapture resulting from the change in a thrift's method of accounting for the bad debt reserve will generally be taken into taxable income ratably (on a straight line basis) over a six year period. If, however, a thrift meets a "residential loan requirement" for the taxable year beginning in 1996 or 1997, the recapture of the reserve will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The "residential loan requirement" is met if the principal amount of housing loans made by a thrift during 1996 or 1997 is not less than the average of the principal amount of loans made during the six most recent taxable years prior to 1996. Refinancings and certain home equity loans are included to the extent the proceeds of the loans are used to acquire, construct, or improve qualified residential real property. The Bank expects to meet the residential lending test for 1996. The amount of tax bad debt reserve subject to recapture is approximately $2.27 million. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, thus no financial statement expense should be recorded as a result of this recapture. The Bank's supplemental bad debt reserve of approximately $1.2 million is not subject to recapture.

       As a large bank (asset greater than $500 million), the Bank's bad debt deduction for 1996 and subsequent years will be computed on the specific charge off method.

       DISTRIBUTIONS. If the Savings Bank distributes cash or property to their sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Savings Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Savings Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

       MINIMUM TAX. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of regular income tax.
The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of
(i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Corporations are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

       NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. Losses incurred by savings institutions in years beginning after 1981 and before 1986 may be carried back ten years and forward eight years. At December 31, 1996, the Savings Bank had no net operating loss carryforwards for federal income tax purposes.

       CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The capital gains income tax which was previously imposed at a rate of 28% on a corporation's net long-term capital gains was repealed effective December 31, 1986. Consequently, corporate net capital gains are taxed at a maximum rate of 34% after December 31, 1986. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return and the stock of which the corporate recipient owns 20% or more, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

PENNSYLVANIA TAXATION

       For Pennsylvania tax purposes, ESB is subject to the Pennsylvania Mutual Thrift Institutions Tax. Under the terms of the Mutual Thrift Institutions Tax, institutions subject thereto are exempt from all other corporate taxes imposed by the Commonwealth of Pennsylvania and from all local taxation imposed by political subdivisions of the Commonwealth of Pennsylvania, except taxes on real estate or transfers thereof.

       The mutual thrift institution tax is based upon income computed in accordance with generally accepted accounting principles with an adjustment for U.S. government and Pennsylvania municipal interest income. A reduction in interest expense is required for any nontaxable interest income.

       OTHER MATTERS. The Company's federal income tax returns have been examined through 1994 and tax year 1995 is open under the statute of limitations and is subject to review by the Internal Revenue Service ("IRS").

       RECENT FASB DEVELOPMENTS. In October 1994, the FASB released SFAS No. 119 "Disclosure about financial Instruments and Fair Value of Financial Instruments." The Company adopted SFAS No. 119 as of January 1, 1995. The adoption of SFAS No. 119 had no material impact to the Company's financial position or results of operations.

       The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS No. 114, effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Savings Bank considers all one-to four-family residential mortgage loans and all installment loans to be smaller homogeneous loans.
Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS No. 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay. All loans are charged off when management determines that principal and interest are not collectible. Any excess of the Savings Bank's recorded investment in the loans over the measured value of the loans in accordance with SFAS No. 114 are provided for in the allowance for loan losses. The Savings Bank reviews its loans for impairment on a quarterly basis.

       In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" by requiring that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, SFAS No.122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This pronouncement is to be applied prospectively in fiscal years beginning after December 15, 1995. SFAS No. 122 had no material impact to the Company's financial position or results of operations.

       In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, SFAS No. 123 outlines preferable accounting treatment and reporting guidelines for employee stock option plans. The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options due to the alternative fair value accounting provided for under SFAS No. 123 which requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company's Incentive Stock Option Plans have authorized the grant of options to management personnel for up to 47,901 shares of the Company's common stock for the year ended December 31, 1996. All options granted have ten year terms and vest and become fully exercisable at the end of six months from the date of grant.

       Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Pricing Model with the following weighted average assumptions for 1996: risk-free interest rates of 6.8%; dividend yields of 2.8%; volatility factors of the expected market price of the Company's common stock of 25%; and a weighted-average expected life of the option of seven years.

       The Black-Scholes Option Valuation Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       In June 1996, the FASB issued SFAS No. 125, which will be effective, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. In December 1996, the FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which defers the effective date of SFAS No. 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar-roll, securities lending and similar transactions. Management has not yet determined the effect, if any, SFAS No. 125 and 127 will have on the Company's financial statements.

       In February 1997, the FASB released SFAS No. 128 "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

       SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented.

ITEM 2.  PROPERTIES.

       The Savings Bank conducts its business from its main office in Ellwood City, Pennsylvania and eight additional offices located in Allegheny, Lawrence, Beaver and Butler counties, Pennsylvania. At December 31, 1996, the Company owned the building and land for six of its offices and leased the remaining three offices. For additional information, see Note 9 to the Consolidated Financial Statements of the Company.

       The following table sets forth certain information with respect to the offices and property of the Company and the percentage of savings deposits attributable thereto, as of December 31, 1996.

                                                                        Lease              Leasehold
                                                      Owned           Expiration          Interest or  Percent of
                                                        or              Date               Net Book      Total
Location                                              Leased     (Including Options)         Value      Deposits
--------                                              ------     -------------------      -----------  ----------
Main Office:

             600 Lawrence Avenue                      Owned          --                      $909,000       31.5%
             Ellwood City, PA 16117

Branch Offices:

             Lawrence Village Plaza                   Leased     April 30, 1999                 1,000       14.2
             Route #65
             New Castle, PA 16101

             Northgate Plaza                          Leased     November 30, 2002              4,000        5.4
             Route #19
             Zelienople, PA 16063

             Franklin Plaza                           Leased     October 31, 1998              11,000        5.3
             1314 Zelienople Road
             Ellwood City, PA 16117

             1060 Freeport Road                       Owned          --                       301,000       10.0
             Pittsburgh, PA 15238

             506 Merchant Street                      Owned          --                       108,000       16.5
             Ambridge, PA 15003

             2301 Sheffield Road                      Owned          --                       156,000       11.0
             Aliquippa, PA 15001

             1207 Brodhead Road                       Owned          --                       196,000        2.9
             Monaca, PA 15061

             900 Fifth Avenue                         Owned          --                       101,000        3.2
             Coraopolis, PA 15108

Other Property:

             Drive-in facility                        Owned          --                        73,000        --
             618 Beaver Avenue
             Ellwood City, PA 16117

             Parking Lot                              Owned          --                        23,000        --
             816-817 Lawrence Avenue
             Ellwood City, PA 16117

             Franklin Township                        Owned          --                        82,000        --
             Mercer Road/Mecklem Lane
             Ellwood City, PA 16117

             Findlay Township                         Owned          --                       259,000        --
             Route 30
             Clinton, PA 15026

       The Company's data processing is provided by a third party servicer. The cost of such data processing services is approximately $31,000 per month. The estimated net book value of the electronic data processing equipment owned by the Company, including computers, teller terminals, video display equipment and ATMs was $127,000 at December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required herein is incorporated by reference from pages 37 and 38 of the Company's 1996 Annual Report to Stockholders attached hereto as
Exhibit 13 (the "1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from pages 1 and 5 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 6 to 13 of the Company's 1996 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 14 to 36 of the Company's 1996 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein is incorporated by reference from pages 2 to 7 of the definitive proxy statement of the Company. ("Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 7 to 10 of the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 2 to 5 of the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 12 of the Company's Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

         Report of Independent Auditors

         Consolidated Statements of Financial Condition at December 31, 1996 and 1995

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

         (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


     No.                       Exhibits
     ---                       --------
     3(a)   Amended and Restated Articles of
             Incorporation (1)
     3(b)   Bylaws (1)
     4      Specimen Common Stock Certificate (2)
    10(a)   Stock Option Plan (2)(4)
    10(b)   Employee Stock Ownership Plan (2)(4)
    10(c)   Management Development and Recognition
             Plan and Trust Agreement (2)(4)
    10(d)   Employment Agreement with Charlotte A.Zuschlag (2)(4)
    10(e)   1992 Stock Incentive Plan (3)(4)
    11      Statement RE Computation of Per Share Earnings'
    13      1996 Annual Report to Stockholders
    22      Subsidiaries of the Registrant -
            Reference is made to Item 1.  "Business
            - Subsidiaries" for the required information
    23      Consent of KPMG Peat Marwick LLP
    27      Financial Data Schedule

-------------------
(1) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.

(2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.

(3) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.

(4)      Management contract or compensatory plan or arrangement.

         (b) On December 18, 1996, the Company filed a Current Report on Form 8-K with the SEC reporting the payment of a cash dividend.

         (c)     See (a)(3) above for all exhibits filed herewith and the
                 exhibit index

         (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENNFIRST BANCORP, INC.


                                       By:  /s/ Charlotte A. Zuschlag
                                            -----------------------------
March 24, 1997                              Charlotte A. Zuschlag
                                            President and Chief Executive
                                            Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Charlotte A. Zuschlag                   March 24, 1997
----------------------------
Charlotte A. Zuschlag
President and Chief
 Executive Officer



/s/ William B. Salsgiver                    March 24, 1997
----------------------------
William B. Salsgiver
Chairman of the Board



/s/ Herbert S. Skuba                        March 24, 1997
----------------------------
Herbert S. Skuba
Vice Chairman of the Board



/s/ Charles P. Evanoski                     March 24, 1997
----------------------------
Charles P. Evanoski
Senior Vice President of
 Finance (principal financial
 officer)

/s/ George William Blank, Jr.               March 24, 1997
-----------------------------
George William Blank, Jr.
Director



/s/ Lloyd L. Kildoo                         March 24, 1997
-----------------------------
Lloyd L. Kildoo
Director



/s/ Charles Delman                          March 24, 1997
-----------------------------
Charles Delman
Director


/s/ Edmund C. Smith                         March 24, 1997
-----------------------------
Edmund C. Smith
Director