Form 10-Q
period 1997-03-31
PENNFIRST BANCORP INC
filed 1997-05-15
CIK 872835

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                              Act of 1934

For Quarter Ended: March 31, 1997             Commission File Number: 0-19345

                            PENNFIRST BANCORP, INC.
               (Exact name of registrant as specified in its charter)

          Pennsylvania                            25-1659846
--------------------------------------     -------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


600 Lawrence Avenue, Ellwood City, PA                16117
--------------------------------------      ------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (412) 758-5584

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes        No
                                         -----     -----

    Number of shares of common stock outstanding as of April 30, 1997:

    Common Stock, $0.01 par value                    3,911,030 shares
    -----------------------------                    ----------------
             (Class)                                   (Outstanding)

                            PENNFIRST BANCORP, INC.

                               TABLE OF CONTENTS

                         PART I--FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Statements of Financial
                Condition as of March 31, 1997 (Unaudited)
                and December 31, 1996..................................                1

                Consolidated Statements of Operations for
                the three months ended March 31, 1997 and
                1996 (Unaudited).......................................                2

                Consolidated Statements of Cash Flows for
                the three months ended March 31, 1997 and
                1996 (Unaudited).......................................                3

                Notes to Consolidated Financial Statements.............                4

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations  ...........................................                7

                PART II--OTHER INFORMATION

Item 1.         Legal Proceedings  ....................................               13

Item 2.         Changes in Securities .................................               13

Item 3.         Defaults Upon Senior Securities .......................               13

Item 4.         Submission of Matters to a Vote of Security
                Holders ...............................................               13

Item 5.         Other Information .....................................               14

Item 6.         Exhibits and Reports on Form 8-K ......................               14
                Signatures  ...........................................               15

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                  As of March 31, 1997 and December 31, 1996
              (Dollar amounts in thousands, except share data)

                                                                     MARCH 31,
                                                                       1997      DECEMBER 31,
                                                                    (UNAUDITED)      1996
                                                                    -----------  ------------
Assets:
Cash on hand and in banks.........................................   $   2,134    $    1,884
Interest-earning deposits.........................................       4,208         5,244
Federal funds sold................................................       1,117           156
Securities available for sale; cost of $352,063 and $347,924......     348,868       348,129
Securities held to maturity; market value of $95,460 and
  $93,561.........................................................      99,223        96,200
Loans receivable, net.............................................     219,875       216,865
Accrued interest receivable.......................................       5,179         5,557
Federal Home Loan Bank stock......................................      15,003        15,153
Premises and equipment, net.......................................       2,705         2,740
Real estate acquired through foreclosure, net.....................          34            37
Prepaid expenses and other assets.................................       7,891         6,770
                                                                    -----------  ------------
                                                                     $ 706,237    $  698,735
                                                                    -----------  ------------
                                                                    -----------  ------------
Liabilities and stockholders' equity:
Liabilities:
  Deposits........................................................   $ 336,524    $  332,889
  Advance payments by borrowers for taxes and insurance...........       2,080         1,855
  Borrowed funds..................................................     313,503       309,195
  Accrued expenses and other liabilities..........................       4,184         3,253
                                                                    -----------  ------------
    Total liabilities.............................................     656,291       647,192
                                                                    -----------  ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
    none issued...................................................      --            --
  Common stock, $.01 par value, 10,000,000 shares authorized;
    issued 4,364,023, respectively................................          44            44
  Additional paid-in capital......................................      26,470        26,465
  Retained earnings, substantially restricted.....................      32,707        31,990
  Treasury stock, at cost; 452,993 and 462,243 shares.............      (5,836)       (5,956)
  Unearned Employee Stock Ownership Plan shares...................      (1,331)       (1,136)
  Unrealized (loss)/gain on securities available for sale, net....      (2,108)          136
                                                                    -----------  ------------
    Total stockholders' equity....................................      49,946        51,543
                                                                    -----------  ------------
                                                                     $ 706,237    $  698,735
                                                                    -----------  ------------
                                                                    -----------  ------------

See accompanying notes to consolidated financial statements.

                 PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
      For the three months ended March 31, 1997 and 1996 (Unaudited)
             (Dollar amounts in thousands, except share data)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
Interest income:
  Loans receivable..................................................  $    4,309  $    3,865
  Securities available for sale.....................................       5,927       5,449
  Securities held to maturity.......................................       1,479       1,755
  Federal Home Loan Bank stock......................................         236         202
                                                                      ----------  ----------
    Total interest income...........................................      11,951      11,271
                                                                      ----------  ----------
Interest expense:
  Deposits..........................................................       3,593       3,694
  Borrowed funds....................................................       4,742       4,139
                                                                      ----------  ----------
    Total interest expense..........................................       8,335       7,833
                                                                      ----------  ----------
Net interest income before provision for loan losses................       3,616       3,438
  Provision for loan losses.........................................         200         284
                                                                      ----------  ----------
Net interest income after provision for loan losses.................       3,416       3,154
                                                                      ----------  ----------
Other operating income:
  Loan fees and service charges.....................................         194         165
  Gain/(loss) on sales of securities available for sale.............         (37)          1
  Other non-interest income.........................................          16          20
                                                                      ----------  ----------
    Total other operating income....................................         173         186
                                                                      ----------  ----------
Other operating expenses:
  Salaries and personnel............................................       1,112       1,058
  Occupancy and equipment...........................................         246         256
  Federal insurance premiums........................................          10         194
  Data processing...................................................         104          95
  Other.............................................................         561         285
                                                                      ----------  ----------
    Total other operating expenses..................................       2,033       1,888
                                                                      ----------  ----------
Net income before income taxes......................................       1,556       1,452
  Provision for income taxes........................................         411         437
                                                                      ----------  ----------
Net income..........................................................  $    1,145  $    1,015
                                                                      ----------  ----------
                                                                      ----------  ----------
Net income per share................................................  $     0.29  $     0.25
                                                                      ----------  ----------
                                                                      ----------  ----------
Dividends per share.................................................  $     0.09  $     0.09
                                                                      ----------  ----------
                                                                      ----------  ----------
Weighted average shares and equivalents outstanding.................   3,887,078   4,043,232


See accompanying notes to consolidated financial statements.

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          For the three months ended March 31, 1997 and 1996 (Unaudited)
                          (Amounts in thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Operating activities:
  Net income.............................................................  $   1,145  $   1,015
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization......................................         84        106
      Provision for losses...............................................        207        294
      Amortization of premiums and accretion of discounts................        117        324
      Loss/(gain) on sales of securities available for sale..............         37         (1)
      Decrease/(increase) in accrued interest receivable.................        378       (556)
      Increase in prepaid expenses and other assets......................        (35)       (38)
      Increase in accrued expenses and other liabilities.................      1,226        627
      Other..............................................................         13          9
                                                                           ---------  ---------
    Net cash provided by operating activities............................      3,172      1,780
                                                                           ---------  ---------
Investing activities:
  Loan originations and purchases........................................    (14,553)   (16,411)
  Purchases of:
    Securities available for sale........................................    (25,516)   (63,972)
    Securities held to maturity..........................................     (5,970)    (8,489)
  Principle repayments of:
    Loans................................................................     11,343     13,948
    Securities available for sale........................................     11,540     16,471
    Securities held to maturity..........................................      2,827      2,925
  Proceeds from the sale of securities available for sale................      9,774     27,610
  Proceeds from maturities of:
    Securities available for sale........................................     --            650
    Securities held to maturity..........................................         25      5,140
  Redemption/(purchase) of Federal Home Loan Bank stock..................        150     (1,050)
  Purchases of premises and equipment....................................        (49)       (89)
                                                                           ---------  ---------
    Net cash used in investing activities................................    (10,429)   (23,267)
                                                                           ---------  ---------
Financing activities:
  Net increase/(decrease) in deposits....................................      3,635       (987)
  Net increase in borrowed funds.........................................      4,308     23,548
  Proceeds received from exercise of stock options.......................         35        136
  Dividends paid.........................................................       (351)      (360)
  Payments to acquire treasury stock.....................................     --           (348)
  Stock purchased by Employee Stock Ownership Plan (ESOP)................       (242)       (96)
  Principal repayment of ESOP loan.......................................         47         60
                                                                           ---------  ---------
    Net cash provided by financing activities............................      7,432     21,953
                                                                           ---------  ---------
Net increase in cash equivalents.........................................        175        466
Cash equivalents at beginning of period..................................      7,284      6,794
                                                                           ---------  ---------
Cash equivalents at end of period........................................  $   7,459  $   7,260
                                                                           ---------  ---------
                                                                           ---------  ---------
Supplemental information:

  Interest paid..........................................................  $   7,611  $   7,327
  Income taxes paid......................................................          6         77
  Non-cash transactions:
    Transfers from loans receivable to real estate acquired through
      foreclosure........................................................     --             15
    Dividends declared but not paid......................................        352        352

See accompanying notes to consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    PennFirst Bancorp, Inc. (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, ESB Bank, F.S.B. (the "Bank"), PennFirst Financial Services, Inc. and AMSCO, Inc.

    The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the SEC's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, as contained in the 1996 Annual Report to Stockholders.

    The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.

    Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2. SUBSEQUENT EVENT

    On September 16, 1996, the Company entered into an Agreement and Plan of Reorganization with Troy Hill Bancorp, Inc. ("THBC"), pursuant to which THBC was to be merged with and into the Company with the Company as the surviving corporation.

    On April 3, 1997, the Company, following the receipt of all required regulatory and stockholder approvals, completed the acquisition of THBC. Under the terms of the agreement each shareholder of THBC received $21.15 for each share of THBC common stock owned and had the option of receiving the consideration as either all cash or all Company stock. The acquisition was accounted for under the purchase method of accounting.

    At March 31, 1997, THBC had total consolidated assets of $107.8 million, total consolidated liabilities of $89.2 million, including total consolidated deposits of $53.5 million, and total consolidated stockholders' equity of $18.6 million. THBC reported consolidated net income of $326,000 for the nine months ended March 31, 1997.

    Upon consummation of the acquisition, THBC's wholly owned savings bank subsidiary, Troy Hill Federal Savings Bank, began operating as a wholly owned subsidiary of the Company.

3. SECURITIES

    The securities available for sale and securities held to maturity portfolios consist of the following:

                                                                  AMORTIZED     UNREALIZED   UNREALIZED      FAIR
                        (IN THOUSANDS)                               COST          GAINS       LOSSES        VALUE
--------------------------------------------------------------  --------------  -----------  -----------  -----------
Available for sale:
  March 31, 1997:
    U.S. government securities................................   $     27,492    $  --        $  (1,016)   $  26,476
    Municipal securities......................................         53,477          269         (543)      53,203
    FHLMC preferred stock.....................................            250            1       --              251
    Mortgage backed securities................................        270,844        1,189       (3,095)     268,938
                                                                --------------  -----------  -----------  -----------
                                                                 $    352,063    $   1,459    $  (4,654)   $ 348,868
                                                                --------------  -----------  -----------  -----------
                                                                --------------  -----------  -----------  -----------
  December 31, 1996:
    U.S. government securities................................   $     32,489    $      19    $    (612)   $  31,896
    Municipal securities......................................         56,084          679         (225)      56,538
    FHLMC preferred stock.....................................            250            3       --              253
    Mortgage backed securities................................        259,101        1,776       (1,435)     259,442
                                                                --------------  -----------  -----------  -----------
                                                                 $    347,924    $   2,477    $  (2,272)   $ 348,129
                                                                --------------  -----------  -----------  -----------
                                                                --------------  -----------  -----------  -----------
Held to maturity:
  March 31, 1997:
    U.S. government securities................................   $     20,474    $  --        $    (496)   $  19,978
    Municipal securities......................................            569           12       --              581
    Mortgage backed securities................................         78,180       --           (3,279)      74,901
                                                                --------------  -----------  -----------  -----------
                                                                 $     99,223    $      12    $  (3,775)   $  95,460
                                                                --------------  -----------  -----------  -----------
                                                                --------------  -----------  -----------  -----------
  December 31, 1996:
    U.S. government securities................................   $     17,489    $      30    $    (278)   $  17,241
    Municipal securities......................................            593           16           (1)         608
    Mortgage backed securities................................         78,118       --           (2,406)      75,712
                                                                --------------  -----------  -----------  -----------
                                                                 $     96,200    $      46    $  (2,685)   $  93,561
                                                                --------------  -----------  -----------  -----------
                                                                --------------  -----------  -----------  -----------

4. LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                      MARCH 31,    DECEMBER 31,
                          (IN THOUSANDS)                                1997         1996
------------------------------------------------------------------  --------------  ----------
Mortgage loans:
  Residential--single family......................................   $    129,670   $  126,854
  Residential--multi family.......................................          3,555        3,516
  Commercial real estate..........................................         20,833       20,473
  Construction....................................................         19,304       20,942
                                                                    --------------  ----------
                                                                          173,362      171,785
Other loans:
  Consumer loans..................................................         45,554       45,486
  Commercial business.............................................          9,265        9,656
                                                                    --------------  ----------
                                                                          228,181      226,927
Less:
  Allowance for loan losses.......................................          3,512        3,309
  Deferred loan fees and net discounts............................            346          380
  Loans in process................................................          4,448        6,373
                                                                    --------------  ----------
                                                                     $    219,875   $  216,865
                                                                    --------------  ----------
                                                                    --------------  ----------

                                               5

5. DEPOSITS

Deposits consist of the following:


(DOLLAR AMOUNTS IN THOUSANDS)                            MARCH 31, 1997                     DECEMBER 31, 1996
                                               ----------------------------------   --------------------------------
                                               WEIGHTED                               WEIGHTED
                                                AVERAGE                                AVERAGE
            TYPE OF ACCOUNTS                     RATE            AMOUNT       %         RATE       AMOUNT       %
-----------------------------------------  -----------------   ----------  ------- -------------- ---------  --------
Noninterest-bearing......................         --            $  3,981      1.2%      --        $  5,082       1.5%
Interest-bearing demand deposits.........        2.71%           137,270     40.8%     2.72%       137,807      41.4%
Time depostis............................        5.71%           195,273     58.0%     5.67%       190,000      57.1%
                                                                --------    -----                  -------     -----
                                                 4.42%          $336,524    100.0%     4.36% $     332,889     100.0%
                                                                --------    -----                  -------     -----
                                                                --------    -----                  -------     -----



6. BORROWED FUNDS

Borrowed funds consist of the following:


(DOLLAR AMOUNTS IN THOUSANDS)                         MARCH 31, 1997            DECEMBER 31, 1996
                                               ---------------------------   ----------------------
                                               WEIGHTED                       WEIGHTED
                                                AVERAGE                        AVERAGE
                                                 RATE            AMOUNT         RATE       AMOUNT
-----------------------------------------  -----------------   ----------  -------------- --------
Secured notes payable to the
Federal Home Loan Bank of Pittsburgh:
 Due within 12 months.......................       6.17%         $176,335        6.17%     $158,335
 Due beyond 12 months but within 5 years....       6.11%          120,729        5.98%      135,721
 Due beyond 5 years but within 10 years.....       8.82%            1,072        8.82%        1,072
 Due beyond 10 years........................       6.62%              393        6.61%          394
                                                                --------                   -------
                                                                 298,529                   295,522
Treasury tax and loan note payable.........        --                119         --            223
Reverse repurchase agreements..............       5.73%           14,855        5.58%       13,450
                                                                --------                   -------
                                                                $313,503                  $309,195
                                                                --------                   -------
                                                                --------                   -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    General. The Company's total assets increased by $7.5 million or 1.1% to $706.2 million at March 31, 1997 from $698.7 million at December 31, 1996. This increase was primarily due to increases of $3.8 million or 0.8% in securities (both available for sale and held to maturity), $3.0 million or 1.4% in loans receivable, $1.1 million or 16.6% in prepaid expenses and other assets and $175,000 or 2.4% in cash and cash equivalents (which consist of cash, interest-earning deposits and federal funds sold). The increase in total assets reflects a corresponding increase in total liabilities of $9.1 million or 1.4% and a decrease in stockholders' equity of $1.6 million or 3.1%. The increase in total liabilities included a $4.3 million or 1.4% increase in borrowed funds and a $3.6 million or 1.1% increase in total deposits.

    Cash on Hand, Interest-Earning Deposits and Federal Funds Sold. Cash and cash equivalents increased a combined $175,000 or 2.4% to $7.5 million at March 31, 1997 from $7.3 million at December 31, 1996. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdraws, new loan originations, security purchases and repayments of borrowed funds.

    Securities. The Company's securities portfolios increased by $3.8 million or 0.8 % to $448.1 million at March 31, 1997 from $444.3 million at December 31, 1996. This net increase was attributable to $31.5 million of purchases, partially offset by $14.4 million of maturities and repayments of principal, $9.8 million of securities sold during the period and an increase in unrealized losses, net of income taxes, on securities available for sale of $2.2 million during the period.

    Loans Receivable. Net loans receivable increased $3.0 million or 1.4% to $219.9 million at March 31, 1997 from $216.9 million at December 31, 1996. Included in this increase was an increase of $1.6 million in mortgage loans and a decrease of $1.9 million in loans in process. Partially offsetting these factors contributing to the increase in loans receivable was a decrease in other loans of $323,000 and an increase in the allowance for loan losses of $203,000.

    Nonperforming Assets. Nonperforming assets include nonaccrual loans and real estate acquired through foreclosure. Nonperforming assets amounted to $4.1 million or 0.6% of total assets at March 31, 1997 and December 31, 1996.

    Prepaid expenses and other assets. Prepaid expenses and other assets increased $1.1 million or 16.6% to $7.9 million at March 31, 1997 from $6.8 million at December 31, 1996. This increase can be attributed to an increase in deferred income tax assets of $1.2 million.

    Deposits. Total deposits increased $3.6 million or 1.1% to $336.5 million at March 31, 1997 from $332.9 million at December 31, 1996. This increase was primarily attributable to an increase of $5.3 million in time deposits, partially offset by decreases of $1.1 million in noninterest-bearing deposits and $537,000 in interest-bearing demand deposit accounts.

    Borrowed Funds. Borrowed funds increased $4.3 million or 1.4% to $313.5 million at March 31, 1997 from $309.2 million at December 31, 1996. This increase is primarily the result of the Company utilizing Federal Home Loan Bank ("FHLB") advances to fund the increase in loans receivable and securities.

    Stockholders' Equity. Stockholders' equity decreased by $1.6 million or 3.1% to $49.9 million at March 31, 1997 from $51.5 million at December 31, 1996. This decrease was primarily the result a $2.2 million increase in unrealized losses on securities available for sale and $352,000 in dividends declared during the period. Partially offsetting these decreases was net income of $1.1 million for the first three months of 1997.

RESULTS OF OPERATIONS

    General. The Company recorded net income of $1.1 million for the three months ended March 31, 1997, as compared to net income of $1.0 million for the same period in the prior year. The $130,000 or 12.8% increase in net income for the three-month period ended March 31, 1997, as compared to the three months ended March 31, 1996, was primarily attributable to an increase in net interest income of $178,000 or 5.2% and a decrease in the provision for loan losses of $84,000 or 29.6%, partially offset by an increase in other operating expenses of $145,000 or 7.7%.

    Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities. Net interest income was $3.6 million for the three months ended March 31, 1997, as compared to $3.4 million for the same period in the prior year. This $178,000 or 5.2% increase in net interest income was attributable to an increase in interest income of $680,000 or 6.0%, partially offset by a $502,000 or 6.4% increase in interest expense.

    Interest Income. Interest income was $12.0 million for the three months ended March 31, 1997, as compared to $11.3 million for the same period in the prior year. The $680,000 or 6.0% increase in interest income was primarily attributable to increases in interest income recorded on loans receivable and securities.

    Interest income from loans receivable increased $444,000 or 11.5% for the three months ended March 31, 1997, as compared to the same period in the prior year due primarily to an increase in loans outstanding during the respective periods. Average loans outstanding increased $33.0 million or 17.9% to $217.7 million for the quarter ended March 31, 1997 from $184.7 million for the same period in the prior year. Partially offsetting the increase in interest income on loans receivable due to the increased average balance of loans receivable, was a decrease in the net yield on loans between periods of 45 basis points to 7.92% for the three months ended March 31, 1997, from 8.37% for the same period in the prior year.

    Interest income from securities and other interest-earning assets (including U.S. Government and agency obligations, municipal obligations, mortgage-backed securties, interest-earning deposits, FHLB stock and federal funds sold) was $7.6 million for the three months ended March 31, 1997, as compared to $7.4 million for the three months ended March 31, 1996. The $236,000 or 3.2% increase was attributable to a higher average yield realized on the securities portfolio, partially offset by lower average balances invested during the three months ended March 31, 1997, as compared to the same period in the prior year. The net yield on the securities portfolios between periods increased 34 basis points to 6.95% for the three months ended March 31, 1997, from 6.61% for the same period in the prior year. Average securities outstanding decreased $3.2 million or 1.0% to $447.1 million for the quarter ended March 31, 1997 from $450.3 million for the same period in the prior year.

    Interest Expense. Interest expense for the three months ended March 31, 1997 was $502,000 or 6.4% higher than that for the corresponding three month period in the prior year. This increase was attributable to an increase in interest paid on borrowed funds, partially offset by a decrease in interest incurred on deposits.

    Interest expense on deposits decreased by $101,000 or 2.7% for the three months ended March 31, 1997, as compared to the same period in the prior year. This decrease was attributable to both a reduction in the average balance of interest-bearing deposits and to a lower cost of deposits for the three months ended March 31, 1997 as compared with the same period in the prior year. The average balance of interest bearing deposits decreased $3.5 million or 1.0% to $332.1 million for the three months ended March 31, 1997, compared to $335.6 million for the same period in the prior year. The weighted average cost of these deposits decreased slightly by four basis points to 4.39% for the three months ended March 31, 1997, compared to 4.43% for the same period in the prior year.

    Interest expense on borrowed funds increased by $603,000 or 14.6% for the three months ended March 31, 1997, as compared to the same period in the prior year. Interest expense on borrowed funds increased due to an increase in the average amount of FHLB advances outstanding between periods. The average balance of borrowed funds increased $42.4 million or 15.8% to $311.0 million for the three months ended March 31, 1997, compared to $268.6 million for the same period in the prior year. The weighted average cost of borrowed funds remained relatively consistent between the two periods at approximately 6.20%.

    Provision for Loan Losses. Provisions for loan losses were $200,000 for the three months ended March 31, 1997, as compared to $284,000 for the same period last fiscal year. This $84,000 or 29.6% decrease reflects the Company's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. As a result of the provision during the three months ended March 31, 1997, the Company's total allowance for losses on loans at March 31, 1997 amounted to $3.5 million or 1.54% of the Company's total loan portfolio, as compared to $3.3 million or 1.46% at December 31, 1996. The Company's allowance for losses on loans as a percentage of nonperforming loans at March 31, 1997 was 86.4%, as compared to 81.0% at December 31, 1996.

    Other Operating Income. Other operating income was $173,000 for the three months ended March 31, 1997, as compared to $186,000 for the same period in the prior year. This $13,000 or 7.0% decrease was due primarily to a loss on the sale of securities realized during the first quarter of this year of $37,000, partially offset by an increase in loan fees and other service charges of $29,000.

    Other Operating Expenses. Total other operating expenses were $2.0 million for the three months ended March 31, 1997, as compared to $1.9 million for the same period in the prior year. This $145,000 or 7.7% increase was primarily the result of an increase in salaries and personnel expenses, data processing expenses and other expenses, partially offset by a decrease in occupancy and equipment expenses and federal deposit insurance premiums between periods.

    Salary and personnel expenses increased by $54,000 or 5.1% for the three months ended March 31, 1997, as compared to the same period in the prior year due primarily to normal salary and benefit increases between periods.

    Occupancy and equipment expenses decreased by $10,000 or 3.9% for the three months ended March 31, 1997, as compared to the same period in the prior year primarily due to a decrease in depreciation and amortization expenses.

    Federal insurance premiums decreased by $184,000 for the three months ended March 31, 1997, as compared to the same period in the prior year due primarily to the one-time Savings Association Insurance Fund recapitalization charge incurred in September 1996 that in turn reduced federal deposit insurance premiums of all savings banks going forward.

    Data processing expenses increased by $9,000 or 9.5% for the three months ended March 31, 1997, as compared to the same period in the prior year. This increase is primarily attributable to differences in the volume of transactions processed during the respective periods.

    Other miscellaneous expenses (which consist primaily of goodwill amortization, professional fee expenses, advertising expenses, postage expenses and suppy expenses) increased by $276,000 or 96.8% for the three months ended March 31, 1997, as compared to the same period in the prior year due primarily to a litigation settlement recognized during the first quarter of 1996.

    Income Taxes. For the three months ended March 31, 1997 the Company recorded provisions for income taxes of $411,000 as compared to $437,000 for the same period in the prior year. This $26,000 or 5.9% decrease was due to lower federal income taxes incurred during the current period, partially offset by an increase in state income taxes.

ASSET AND LIABILITY MANAGMENT

    The Company maintains a program designed to preserve a relatively low exposure to material and prolonged increases in interest rates. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company's asset and liability management policies have increased interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities.

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

    As of March 31, 1997, the implementation of these asset and liability initiatives resulted in the following: (i) $132.7 million or 58.2% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $81.6 million or 57.9% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $139.0 million or 40.0% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

    The implementation of the foregoing asset and liability strategies has resulted in the Company being able to maintain a one-year interest rate sensitivity GAP ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity GAP is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $285.0 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $376.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $91.3 million or a negative 12.9% of total assets. At March 31, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 75.7%. The Company's one-year GAP has not changed significantly when compared to a negative 10.4% of total assets at December
31, 1996. The Company does not presently anticipate that its one-year interest rate sensitivity GAP will fluctuate beyond a range of a positive
5.0% of total assets to a negative 15.0% of total assets.

    The one year interest rate sensitivity GAP has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling may more accurately estimate the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions to maximize the stability of net interest income under various interest rate scenarios. At March 31, 1997, The Company's simulation model indicated that the Company's balance sheet is liability sensitive, and as such in a 300 basis point rising rate environment, with minor changes in the balance sheet and limited reinvestment changes, net interest income is projected to decrease by approximately 3% over a 24-month period.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required by the Office of Thrift Supervision (OTS) to maintain minimum levels of liquidity to assure its ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At March 31, 1997, the Bank's liquidity ratio was approximately 10.8%.

    The Company's primary source of funds generally have been deposits obtained through the Bank's offices, borrowings from the FHLB and, to a lesser extent, amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 1997, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Bank had outstanding loan commitments totaling $11.6 million, unused lines of credit totaling $12.3 million and $4.4 million of undisbursed loans in process.

    At March 31, 1997, certificates of deposits amounted to $195.3 million or 58.0% of the Company's total consolidated deposits, including $123.7 million which were scheduled to mature by March 31, 1998. At the same date, the total amount of FHLB advances which were scheduled to mature by March 31, 1997 was $176.3 million. Management of the Company believes that it has adequate resources to fund all of these commitments, that all of these commitments will be funded by March 31, 1998 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

    Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 1997, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.0%, 6.0 % and 19.2 %, respectively.

RECENT ACCOUNTING AND REGULATORY MATTERS

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which will be effective in whole, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach and focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment of SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997.

    In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of SFAS No. 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar-roll, securities lending and similar transactions.

    In February 1997, the FASB released SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not expect SFAS No. 128 to have a significant impact on the Company's consolidated financial statements.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 1997, the Company held a Special Meeting of Stockholders to consider and vote upon the Agreement and Plan of Reorganization dated as of September 16, 1996, by and between the Company and THBC, and a related Agreement of Merger.

Approval of THBC Merger (Proposal One)

                         FOR         AGAINST     ABSTAIN
                      ---------     ---------   ---------
                      2,910,245      78,740      15,708

No other matters were considered at this special meeting.


On April 15,1997, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)

    DIRECTOR                          FOR      WITHHELD   TERM/EXPIRATION
    --------                       ----------  ---------  -----------------

    Charles Delman...............   3,119,507    118,115  Three Years/2000
    Edmund C. Smith..............   3,120,815    116,807  Three Years/2000
    William B. Salsgiver.........   3,110,759    126,863  Two Years/1999

Adoption of 1997 Stock Option Plan (Proposal Two)

                          FOR         AGAINST      ABSTAIN
                       ---------     ---------    ---------
                       2,970,204      215,544      51,874

Ratification of Appointment of KPMG Peat Marwick LLP as Independent Public Accountants for the Company for 1997 (Proposal Three)

                         FOR         AGAINST     ABSTAIN
                      ---------     ---------   ---------
                      3,184,065      40,665      12,892

No other proposals were considerd at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Form 8-K--The Company filed a Form 8-K dated February 10, 1997 to report the issuance of a press release announcing earnings for the quarter and year ended December 31, 1996.

b. Form 8-K--The Company filed a Form 8-K dated March 20, 1997 to report a $0.09 per share quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNFIRST BANCORP, INC.

Date: 5/12/97                      By: /s/ Charlotte A. Zuschlag
                                   -----------------------------
                                   Charlotte A. Zuschlag
                                   President and Chief Executive Officer

Date: 5/12/97                      By: /s/ Charles P. Evanoski
                                   -----------------------------
                                   Charles P. Evanoski
                                   Senior Vice President and
                                   Chief Financial Officer