Form 10-Q
period 1997-06-30
PENNFIRST BANCORP INC
filed 1997-08-12
CIK 872835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934



For Quarter Ended:  JUNE 30, 1997             Commission File Number:  0-19345
                    -------------                                      -------






                            PENNFIRST BANCORP, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)





                       PENNSYLVANIA                                                           25-1659846
----------------------------------------------------------------                 ----------------------------------
 (State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)


           600 LAWRENCE AVENUE, ELLWOOD CITY, PA                                               16117
----------------------------------------------------------------                 ----------------------------------
          (Address of principal executive offices)                                           (Zip Code)



Registrant's telephone number, including area code:   (412) 758-5584
                                                   -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes      No
                                         ----      ----

       Number of shares of common stock outstanding as of July 31, 1997:

COMMON STOCK, $0.01 PAR VALUE                                4,827,637 SHARES
-----------------------------                                ----------------
        (Class)                                               (Outstanding)

                            PENNFIRST BANCORP, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 1997 (Unaudited) and December 31, 1996....................................1

         Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 (Unaudited)...................................2

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996 (Unaudited)..........................................3

         Notes to Consolidated Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.........................................8



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................15

Item 2.  Changes in Securities...................................................................15

Item 3.  Defaults Upon Senior Securities.........................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................15

Item 5.  Other Information.......................................................................15

Item 6.  Exhibits and Reports on Form 8-K........................................................15

         Signatures..............................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
            As of June 30, 1997 (Unaudited) and December 31, 1996
               (Dollar amounts in thousands, except share data)



                                                                                     June 30,               December 31,
                                                                                       1997                     1996
                                                                                   (Unaudited)
                                                                                 -------------           ---------------
ASSETS:
-------
Cash on hand and in banks                                                           $   2,357                $   1,884
Interest-earning deposits with banks                                                    6,440                    5,244
Federal funds sold                                                                      1,457                      156
Securities available for sale;  cost of $351,780 and $347,924                         353,386                  348,129
Securities held to maturity;  market value of $88,918 and $93,561                      91,101                   96,200
Loans receivable, net                                                                 325,180                  216,865
Accrued interest receivable                                                             5,822                    5,557
Federal Home Loan Bank stock                                                           17,009                   15,153
Premises and equipment, net                                                             3,253                    2,740
Real estate acquired through foreclosure, net                                             474                       37
Prepaid expenses and other assets                                                      10,475                    6,770
                                                                                    ---------                ---------

          TOTAL ASSETS                                                              $ 816,954                $ 698,735
                                                                                    =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
LIABILITIES:
       Deposits                                                                     $ 391,066                $ 332,889
       Advance payments by borrowers for taxes and insurance                            4,362                    1,855
       Borrowed funds                                                                 350,472                  309,195
       Accrued expenses and other liabilities                                           5,048                    3,253
                                                                                    ---------                ---------
         Total liabilities                                                            750,948                  647,192
                                                                                    ---------                ---------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,000,000 shares
         authorized;  none issued                                                           -                        -
       Common stock, $.01 par value, 10,000,000 shares authorized;
         issued 5,337,866 and 4,364,023; outstanding 4,823,237
         and 3,901,780                                                                     53                       44
       Additional paid-in capital                                                      40,639                   26,465
       Retained earnings, substantially restricted                                     33,691                   31,990
       Treasury stock, at cost; 514,629 and 462,243 shares                             (6,695)                  (5,956)
       Unearned Employee Stock Ownership Plan shares                                   (2,504)                  (1,136)
       Unvested shares held by Management Recognition Plan                               (237)                       -
       Unrealized gain on securities available for sale, net                            1,059                      136
                                                                                    ---------                ---------
         Total stockholders' equity                                                    66,006                   51,543
                                                                                    ---------                ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 816,954                $ 698,735
                                                                                    =========                =========


See accompanying notes to consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
  For the three and six month periods ended June 30, 1997 and 1996 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                           Three months ended                       Six months ended
                                                                June 30,                                June 30,
                                                   -----------------------------------     ------------------------------------
                                                         1997               1996                 1997                1996
                                                   ----------------   ----------------     ----------------    ----------------
INTEREST INCOME:
   Loans receivable                                    $     6,427      $     3,975         $    10,736          $     7,840
   Securities available for sale                             5,983            5,892              11,910               11,341
   Securities held to maturity                               1,424            1,555               2,861                3,260
   Federal Home Loan Bank stock                                268              222                 505                  424
   Deposits with banks                                         127               40                 168                   90
                                                       -----------      -----------         -----------          -----------
     TOTAL INTEREST INCOME                                  14,229           11,684              26,180               22,955
                                                       -----------      -----------         -----------          -----------

INTEREST EXPENSE:
   Deposits                                                  4,282            3,612               7,875                7,306
   Borrowed funds                                            5,493            4,432              10,235                8,571
                                                       -----------      -----------         -----------          -----------
     TOTAL INTEREST EXPENSE                                  9,775            8,044              18,110               15,877
                                                       -----------      -----------         -----------          -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES         4,454            3,640               8,070                7,078
   Provision for loan losses                                   600                -                 801                  285
                                                       -----------      -----------         -----------          -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,854            3,640               7,269                6,793
                                                       -----------      -----------         -----------          -----------

OTHER OPERATING INCOME:
   Loan fees and service charges                               243              167                 437                  334
   Loss on sales of securities available for sale               (9)             (23)                (46)                 (21)
   Other non-interest income                                    11                7                  27                   26
                                                       -----------      -----------         -----------          -----------
     TOTAL OTHER OPERATING INCOME                              245              151                 418                  339
                                                       -----------      -----------         -----------          -----------

OTHER OPERATING EXPENSES:
   Salaries and personnel                                    1,422            1,060               2,534                2,118
   Occupancy and equipment                                     268              238                 514                  494
   Federal insurance premiums                                   65              193                  74                  387
   Data processing                                             114               91                 218                  186
   Other                                                       443              596               1,004                  881
                                                       -----------      -----------         -----------          -----------
     TOTAL OTHER OPERATING EXPENSES                          2,312            2,178               4,344                4,066
                                                       -----------      -----------         -----------          -----------

NET INCOME BEFORE INCOME TAXES                               1,787            1,613               3,343                3,066
   Provision for income taxes                                  333              529                 744                  967
                                                       -----------      -----------         -----------          -----------

NET INCOME                                             $     1,454      $     1,084         $     2,599          $     2,099
                                                       ===========      ===========         ===========          ===========

NET INCOME PER SHARE                                   $      0.30      $      0.27         $      0.59          $      0.53
                                                       ===========      ===========         ===========          ===========

DIVIDENDS PER SHARE                                    $      0.09      $      0.59         $      0.18          $      0.68
                                                       ===========      ===========         ===========          ===========

WEIGHTED AVERAGE SHARES AND EQUIVALENTS OUTSTANDING      4,831,746        3,978,657           4,372,055            3,985,981


See accompanying notes to consolidated financial statements.

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
         For the six months ended June 30, 1997 and 1996 (Unaudited)
                            (Amounts in thousands)

                                                                                                             Six months ended
                                                                                                                 June 30,
                                                                                                    -------------------------------
                                                                                                          1997           1996
                                                                                                    -------------    --------------
OPERATING ACTIVITIES:
       Net income                                                                                      $   2,599       $   2,099
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
                 Depreciation and amortization                                                               142             200
                 Provision for losses                                                                        801             289
                 Amortization of premiums and accretion of discounts                                         260             589
                 Loss on sales of securities available for sale                                               46              21
                 Decrease/(increase) in accrued interest receivable                                          305            (905)
                 Decrease/(increase) in prepaid expenses and other assets                                    401              (4)
                 Increase in accrued expenses and other liabilities                                        2,079           1,771
                 Other                                                                                        (6)             99
                                                                                                       ---------       ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      6,627           4,159
                                                                                                       ---------       ---------

INVESTING ACTIVITIES:
       Loan originations and purchases                                                                   (54,179)        (52,092)
       Purchases of:
            Securities available for sale                                                                (65,002)        (93,641)
            Securities held to maturity                                                                   (5,970)         (8,489)
       Principle repayments of:
            Loans                                                                                         34,962          31,933
            Securities available for sale                                                                 25,041          34,723
            Securities held to maturity                                                                   10,880          17,569
       Proceeds from the sale of securities available for sale                                            42,991          31,706
       Redemption/(purchase) of Federal Home Loan Bank stock                                                 236          (1,975)
       Purchases of premises and equipment                                                                   (48)           (200)
       Payment for purchase of Troy Hill Bancorp, Inc., net of cash acquired                              (2,734)            -
                                                                                                       ---------       ---------
            NET CASH USED IN INVESTING ACTIVITIES                                                        (13,823)        (40,466)
                                                                                                       ---------       ---------

FINANCING ACTIVITIES:
       Net increase/(decrease) in deposits                                                                 4,394          (2,846)
       Net increase in borrowed funds                                                                      7,443          45,270
       Proceeds received from exercise of stock options                                                       61             562
       Dividends paid                                                                                       (703)         (2,694)
       Payments to acquire treasury stock                                                                   (938)         (2,337)
       Stock purchased by Employee Stock Ownership Plan (ESOP)                                              (242)            (96)
       Principal repayment of ESOP loan                                                                      151             124
                                                                                                       ---------       ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     10,166          37,983
                                                                                                       ---------       ---------

Net increase in cash equivalents                                                                           2,970           1,676
Cash equivalents at beginning of period                                                                    7,284           6,794
                                                                                                       ---------       ---------

Cash equivalents at end of period                                                                      $  10,254       $   8,470
                                                                                                       =========       =========

SUPPLEMENTAL INFORMATION:
       Interest paid                                                                                   $  16,598       $  14,740
       Income taxes paid                                                                                     642             828
       NON-CASH TRANSACTIONS:
            Transfers from loans receivable to real estate acquired through foreclosure                      193              55
            Dividends declared but not paid                                                                  434             345

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       The Company purchased all of the common stock of Troy Hill Bancorp, Inc. (THBC) for
            $23.5 million.  In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
                 Fair value of assets acquired                                                         $ 109,296       $     -
                 Stock and stock options issued for the purchase of THBC common stock                    (14,204)            -
                 Cash paid for THBC commom stock                                                          (9,270)            -
                 Liabilities assumed                                                                     (89,362)            -
                                                                                                       =========       =========
                       Excess liabilities assumed over assets acquired                                 $  (3,540)      $     -
                                                                                                       =========       =========

See accompanying notes to consolidated financial statements.

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  BASIS OF PRESENTATION

PennFirst Bancorp, Inc. (the Company) is a publicly traded thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, ESB Bank, FSB
(ESB), Troy Hill Federal Savings Bank (Troy Hill), PennFirst Financial Services, Inc., AMSCO, Inc. and ESB Bank Building Associates. ESB and Troy Hill (collectively, the Banks) are federally chartered Federal Deposit Insurance Corporation (FDIC) insured stock savings banks.

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

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.  SUBSEQUENT EVENT

On July 15, 1997, the Board of Directors declared a 10% stock dividend to stockholders of record on July 31, 1997 and payable on August 25, 1997.

3.  ACQUISITION

On April 3, 1997, the Company completed its acquisition of Troy Hill based in Pittsburgh, Pennsylvania. Troy Hill is a community savings bank that offers a variety of financial products and services through two branch offices that operate in Allegheny County, Pennsylvania.

The acquisition was accounted for under the purchase method of accounting. Under the terms of the merger agreement, Troy Hill Bancorp, Inc. (THBC), the holding company for Troy Hill, merged with and into the Company. The consideration paid by the Company in connection with the acquisition consisted of $9.3 million in cash and 974,000 shares of the Company's common stock. In addition, options to purchase shares of THBC were converted into options to acquire 104,000 shares of the Company's common stock.

At June 30, 1997, Troy Hill had total assets of $106.1 million, including $93.9 million in loans receivable, and total liabilities of $91.8 million, including $54.2 million in customer deposits. Goodwill arising from this transaction was $3.5 million. The estimated useful life for the straight-line amortization of the goodwill is expected to be 15 years.

Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though the Company and Troy Hill had combined at the beginning of the year are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 1997 and 1996, respectively.

The unaudited condensed pro forma combined statements of operations for the six months ended June 30, 1997 combines Troy Hill's results of operations for the period January 1, 1997 through March 31, 1997, and the Company's results of operations for the six months ended June 30, 1997, which include Troy Hill's results of operations from April 1, 1997 to June 30, 1997. The unaudited condensed pro forma combined statements of operations include the estimated effect of a pro forma adjustment for the amortization of goodwill attributed to the merger that would have been realized had the acquisition actually occurred at the beginning of the respective periods. In addition, certain expenses have been eliminated from the combined results of operations for the six months ended June 30, 1997, as these expenses, related primarily to the acquisition, do not represent ongoing expenses of the Company. The unaudited condensed pro forma combined statements of operations have also been adjusted to reflect the income tax impact of the non-ongoing expense adjustments for the respective periods.

The unaudited condensed pro forma combined statement of operations information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

The unaudited condensed pro forma combined statements of operations for the six month periods ended June 30, 1997 and 1996 are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands, except share data)                              Pro Forma                         Pro Forma
                                                                            combined for the                 combined for the
                                                                            six months ended                 six months ended
                                                                             June 30, 1997                     June 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                               $  28,217                        $  26,298

Interest expense                                                                 19,198                           17,427
                                                                              ---------                        ---------

  NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                                     9,019                            8,871

Provision for loan losses                                                           801                              445
                                                                              ---------                        ---------

  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                     8,218                            8,426

Other operating income                                                              498                              461

Other operating expenses                                                          4,901                            5,098
                                                                              ---------                        ---------

  NET INCOME BEFORE PROVISION
    FOR INCOME TAXES                                                              3,815                            3,789

Provision for income taxes                                                          971                            1,240
                                                                              ---------                        ---------

  NET INCOME                                                                  $   2,844                        $   2,549
                                                                              =========                        =========

  NET INCOME PER SHARE                                                        $    0.65                        $    0.64
                                                                              =========                        =========

-----------------------------------------------------------------------------------------------------------------------------------

4.  SECURITIES

The securities available for sale and securities held to maturity portfolios consist of the following:

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                         Amortized            Unrealized           Unrealized                  Fair
                                                         cost                 gains                losses                   value
-----------------------------------------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE:
-------------------
    JUNE 30, 1997:
       U.S. government securities                      $    16,998          $        24          $      (119)           $    16,903
       Municipal securities                                 52,482                  908                  (59)                53,331
       Equity securities                                     2,025                    9                   (2)                 2,032
       Mortgage-backed securities                          280,275                2,047               (1,202)               281,120
                                                       -----------          -----------          ------------           -----------
                                                       $   351,780          $     2,988          $    (1,382)           $   353,386
                                                       ===========          ===========          ============           ===========
    DECEMBER 31, 1996:
       U.S. government securities                      $    32,489          $        19          $      (612)           $    31,896
       Municipal securities                                 56,084                  679                 (225)                56,538
       Equity securities                                       250                    3                    0                    253
       Mortgage-backed securities                          259,101                1,776               (1,435)               259,442
                                                       -----------          -----------          ------------           -----------
                                                       $   347,924          $     2,477          $    (2,272)           $   348,129
                                                       ===========          ===========          ============           ===========
HELD TO MATURITY:
-----------------
    JUNE 30, 1997:
       U.S. government securities                      $    15,476          $       -            $      (109)           $    15,367
       Municipal securities                                    570                   17                  -                      587
       Mortgage-backed securities                           75,055                  -                 (2,091)                72,964
                                                       -----------          -----------          ------------           -----------
                                                       $    91,101          $        17          $    (2,200)           $    88,918
                                                       ===========          ===========          ============           ===========
    DECEMBER 31, 1996:
       U.S. government securities                      $    17,489          $        30          $      (278)           $    17,241
       Municipal securities                                    593                   16                   (1)                   608
       Mortgage-backed securities                           78,118                  -                 (2,406)                75,712
                                                       -----------          -----------          ------------           -----------
                                                       $    96,200          $        46          $    (2,685)           $    93,561
                                                       ===========          ===========          ============           ===========
-----------------------------------------------------------------------------------------------------------------------------------


5.  LOANS RECEIVABLE

Loans receivable consist of the following:

-------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                June 30,             December 31,
                                                                                                1997                   1996
-------------------------------------------------------------------------------------------------------------------------------

Mortgage loans:
   Residential - single family                                                                $ 217,966             $ 126,854
   Residential - multi family                                                                    10,180                 3,516
   Commercial real estate                                                                        26,727                20,473
   Construction                                                                                  26,824                20,942
                                                                                              ---------             ---------
                                                                                                281,697               171,785
Other loans:
   Consumer loans                                                                                49,075                45,486
   Commercial business                                                                            9,609                 9,656
                                                                                              ---------             ---------
                                                                                                340,381               226,927
Less:
   Allowance for loan losses                                                                      4,924                 3,309
   Deferred loan fees and net discounts                                                           1,144                   380
   Loans in process                                                                               9,133                 6,373
                                                                                              ---------             ---------
                                                                                              $ 325,180             $ 216,865
                                                                                              =========             =========
-------------------------------------------------------------------------------------------------------------------------------

6.  DEPOSITS

Deposits consist of the following:

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                 June 30, 1997                             December 31, 1996
                                                 ----------------------------------------  ----------------------------------------

                                                  Weighted                                  Weighted
                                                   average                                   average
           Type of accounts                         rate          Amount           %          rate          Amount           %
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                   -         $  5,299          1.4%          -         $  5,082          1.5%
Interest-bearing demand deposits                    2.60%        154,582         39.5%        2.72%        137,807         41.4%
Time depostis                                       5.72%        231,185         59.1%        5.67%        190,000         57.1%
                                                                  ------        ------                    --------         -----

                                                    4.41%       $391,066        100.0%        4.36%       $332,889        100.0%
                                                                ========        ======                    ========        ======

-----------------------------------------------------------------------------------------------------------------------------------

7.  BORROWED FUNDS

Borrowed funds consist of the following:

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                   June 30, 1997               December 31, 1996
                                                                         ----------------------------- ----------------------------
                                                                            Weighted                     Weighted
                                                                            average                       average
                                                                              rate         Amount          rate         Amount
-----------------------------------------------------------------------------------------------------------------------------------

Secured notes payable to the
Federal Home Loan Bank of Pittsburgh:
     Due within 12 months                                                   5.96%         $   141,603     6.17%       $   158,335
     Due beyond 12 months but within 5 years                                6.34%             192,616     5.98%           135,721
     Due beyond 5 years but within 10 years                                 8.91%               1,035     8.82%             1,072
     Due beyond 10 years                                                    6.64%                 392     6.61%               394
                                                                                          -----------                 -----------
                                                                                              335,646                     295,522

Treasury tax and loan note payable                                              -                 151         -               223
Reverse repurchase agreements                                               5.90%              14,675     5.58%            13,450
                                                                                          -----------                 -----------

                                                                                          $   350,472                 $   309,195
                                                                                          ===========                 ===========
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

GENERAL. The Company's total assets increased a net $118.2 million or 16.9% to $817.0 million at June 30, 1997 from $698.7 million at December 31, 1996. This increase was primarily the result of the acquisition of Troy Hill on April 3, 1997, which included the acquisition of Troy Hill's assets of $109.3 million, including cash and equivalents of $6.5 million, securities available for sale of $7.0 million, loans receivable of $90.0 million, Federal Home Loan Bank
(FHLB) stock of $2.1 million and other assets of $3.7 million. Also contributing to the increase in total assets was an increase in loans receivable of $18.3 million due to net growth in ESB's loan portfolio and an increase in prepaid expenses and other assets of $3.5 related to goodwill associated with the Troy Hill merger.

The increase in total assets reflects corresponding increases in liabilities of $103.8 million or 16.0% and stockholders' equity of $14.5 million or 28.1%. In connection with the acquisition of Troy Hill, the Company assumed $89.4 million in liabilities, including deposits of $53.8 million, borrowed funds of $33.8 million and all other liabilities combined of $1.8 million. Also contributing to the increase in liabilities, and contributing to funding the loan growth noted above, was an increase in deposits of $4.4 million or 1.3% due to internal growth and an increase in borrowings with the FHLB of $7.4 million or 2.4%. The increase in stockholders' equity can principally be attributed to the issuance of 974,000 shares of the Company's stock to partially fund the Troy Hill acquisition.

CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash and cash equivalents and increased a combined $3.0 million or 40.8% to $10.3 million at June 30, 1997 from $7.3 million at December 31, 1996. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

SECURITIES. The Company's securities portfolios increased a net $158,000 to $444.5 million at June 30, 1997 from $444.3 million at December 31, 1996. This net increase was the result of the addition of $7.0 million in securities from Troy Hill, $71.0 million of purchases and an increase in the unrealized gain on securities available for sale of $1.4 million during the period, partially offset by $35.9 million of maturities and repayments of principal and $43.0 million of securities sold during the period.

LOANS RECEIVABLE. Net loans receivable increased a net $108.3 million or 49.9% to $325.2 million at June 30, 1997 from $216.9 million at December 31, 1996. The increase in loans receivable can be attributed to the addition of Troy Hill's loans receivable as a result of the merger and to growth within ESB's loan portfolio during the six months ended June 30, 1997. Troy Hill's loan portfolio contributed $93.9 million to the Company's total loan portfolio at June 30, 1997, including single-family residential mortgage loans of $75.4 million, multi-family residential mortgage loans of $6.8 million, commercial real estate mortgage loans of $6.8 million, construction mortgage loans of $5.5 million, consumer loans of $2.9 million and commercial business loans of $675,000. ESB's single-family residential mortgage loans increased a net $15.7 million or 12.4%, while all other loan categories remained relatively consistent, from December 31, 1996 to June 30, 1997. The net increase in loans receivable was slightly offset by an increase in the Company's allowance for loan losses of $1.6 million or 48.8% to $4.9 million at June 30, 1997 from $3.3 million at December 31, 1996 and repayments during the period.

ACCRUED INTEREST RECEIVABLE. Accrued interest receivable increased $265,000 or 4.8% to $5.8 million at June 30, 1997 from $5.6 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

FHLB STOCK. FHLB stock increased $1.9 million or 12.2% to $17.0 million at June 30, 1997 from $15.2 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans and real estate acquired through foreclosure (REO). Nonperforming assets increased $1.2 million or 28.3% to $5.3 million or 0.65% of total assets at June 30, 1997 from $4.1 million or 0.59% of total assets at December 31, 1996. This increase was principally the result of the acquisition of Troy Hill, including Troy Hill's REO of $294,000 at June 30, 1997.

PREMISES AND EQUIPMENT. Premises and equipment increased $513,000 or 18.7% to $3.3 million at June 30, 1997 from $2.7 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased $3.7 million or 54.7% to $10.5 million at June 30, 1997 from $6.8 million at December 31, 1996. This increase can primarily be attributed to $3.5 million in goodwill being recorded associated with the acquisition of Troy Hill.

DEPOSITS. Total deposits increased $58.2 million or 17.5% to $391.1 million at June 30, 1997 from $332.9 at December 31, 1996. Included in this increase was the assumption of Troy Hill's deposits associated with the merger and deposit growth by ESB of $4.0 million or 1.2% to $336.8 million at June 30, 1997. Troy Hill's total deposits were $54.2 million at June 30, 1997, including time deposits of $35.6 million, interest bearing demand deposits of $17.9 million and non-interest bearing deposits of $715,000.

ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance (escrow accounts) increased $2.5 million to $4.4 million at June 30, 1997 from $1.9 million at December 31, 1996 partially as a result of the acquisition of Troy Hill and partially due to the timing of payment of customer escrow account balances.

BORROWED FUNDS. Borrowed funds increased $41.3 million or 13.3% to $350.5 million at June 30, 1997 from $309.2 million at December 31, 1996. This increase was primarily the result of the addition of Troy Hill's borrowed funds, comprised primarily of FHLB advances of $33.8 million, and the Company utilizing additional FHLB advances to fund the increase in loans receivable.

ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $1.8 million or 55.2% to $5.0 million at June 30, 1997 from $3.3 million at December 31, 1996. This increase can primarily be attributed to the acquisition of Troy Hill.

STOCKHOLDERS' EQUITY. Stockholders' equity increased by $14.5 million or 28.1% to $66.0 million at June 30, 1997 from $51.5 million at December 31, 1996. This increase was primarily the result of the issuance of 974,000 shares of the Company's common stock to partially fund the acquisition of Troy Hill, net income of $2.6 million for the six months ended June 30, 1997 and a $923,000 increase in the unrealized gain on securities available for sale, net of income taxes. Partially offsetting these increases in stockholders' equity, were dividends declared of $759,000, treasury stock purchases of $739,000 and a $1.6 million increase in unearned employee stock plans shares.


RESULTS OF OPERATIONS

GENERAL. The Company recorded net income of $1.5 million and $2.6 million for the three and six month periods ended June 30, 1997, respectively, as compared to net income of $1.1 million and $2.1 million, respectively, for the same periods last year. Included in the Company's net income for the three and six month periods ended June 30, 1997 was net income from the operations of Troy Hill of $352,000 for the three months ended June 30, 1997.

The $370,000 or 34.1% increase in net income for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996 was comprised of an increase in net interest income of $814,000 or 22.4%, an increase in other operating income of $94,000 or 62.3% and a decrease in the provision for income taxes of $196,000 or 37.1%, offset by increases in the provision for loan losses of $600,000 and other operating expenses of $134,000 or 6.2%.

The $500,000 or 23.8% increase in net income for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was comprised of an increase in net interest income of $992,000 or 14.0%, an increase in other operating income of $79,000 and a decrease in the provision for income taxes of $223,000 or 23.1%, offset by increases in the provision for loan losses of $516,000 and other operating expenses of $278,000 or 6.8%.

NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities.

Net interest income was $4.5 million for the three months ended June 30, 1997, as compared to $3.6 million for the same period in the prior year. The $814,000 or 22.4% increase in net interest income was attributable to an increase in interest income of $2.5 million or 21.8%, partially offset by a $1.7 million or 21.5% increase in interest expense.

Net interest income was $8.1 million for the six months ended June 30, 1997, as compared to $7.1 million for the same period in the prior year. The $992,000 or 14.0% increase in net interest income was attributable to an increase in interest income of $3.2 million or 14.0%, partially offset by a $2.2 million or 14.1% increase in interest expense.

INTEREST INCOME. Interest income was $14.2 million and $26.2 million for the three and six month periods ended June 30, 1997, respectively, as compared to $11.7 million and $23.0 million, respectively, for the same periods in the prior year. The $2.5 million or 21.8% and $3.2 million or 14.0% increases for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in the prior year, can be attributed primarily to an increase in interest income recorded on loans receivable.

Interest income from loans receivable increased $2.5 million or 61.7% and $2.9 million or 36.9% for the three and six month periods ended June 30, 1997, respectively, as compared to the same period in the prior year due primarily to an increase in loans outstanding during the respective periods. Average loans receivable increased $123.1 million or 63.0% to $318.4 million for the quarter ended June 30, 1997 from $195.3 million for the same quarter last year. Average loans receivable increased $78.1 million or 41.1% to $268.1 million for the six months ended June 30, 1997 from $190.0 million for the same period in the prior year. The weighted average yields on loans receivable decreased to 8.07% and 8.01% for the three and six month periods ended June 30, 1997, respectively, from 8.14% and 8.25%, respectively, for the same periods in the prior year.

Interest income from securities and other interest-earning assets (including U.S. Government and agency obligations, municipal obligations, mortgage-backed securities, interest-earning deposits with banks, FHLB stock and federal funds sold) was $7.8 million and $15.4 million for the three and six month periods ended June 30, 1997, respectively as compared to $7.7 million and $15.1 for the same periods last year.

Interest income from securities and other interest earning assets remained relatively consistent for the three and six month periods ended June 30, 1997, compared to the same period last year, with both average balances and weighted average yields on these interest-earning assets increasing slightly from the 1996 periods to the 1997 periods.

INTEREST EXPENSE. Interest expense was $9.8 million and $18.1 million for the three and six month periods ended June 30, 1997, respectively, as compared to $8.0 million and $15.9 million for the same periods in the prior year. The $1.7 million or 21.5% and $2.2 million or 14.1% increases for the three and six month periods ended June 30, 1997 respectively, as compared to the same periods in the prior year, were due to increases in interest expense on both deposits and borrowed funds.

Interest expense on deposits increased by $670,000 or 18.5% and $569,000 or 7.8% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in the prior year. These increases were primarily the result of an increase in the average balance of interest-bearing deposits and escrow. The average balance of interest-bearing deposits and escrow accounts increased $54.0 million or

16.1% to $389.5 million for the three months ended June 30, 1997 from $335.6 million for the same quarter last year. Average interest-earning deposits and escrow accounts increased $25.2 million or 7.5% to $360.8 million for the six months ended June 30, 1997 from $335.6 million for the same period in the prior year. The weighted average cost of funds on interest-bearing deposits and escrow accounts increased to 4.41% and 4.40% for the three and six month periods ended June 30, 1997, respectively, from 4.33% and 4.38%, respectively, for the same periods in the prior year.

Interest expense on borrowed funds increased by $1.1 million or 23.9% and $1.7 million or 19.4% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in the prior year. The average balance of borrowed funds increased $60.2 million or 20.7% to $351.1 million for the three months ended June 30, 1997 from $290.9 million for the same quarter in the prior year. The average balance of borrowed funds increased $51.3 million or 18.3% to $331.1 million for the six months ended June 30, 1997 from $279.8 million for the same period in the prior year. The weighted average cost of borrowed funds increased to 6.29% and 6.18% for the three and six month periods ended June 30, 1997, respectively, from 6.09% and 6.13%, respectively, for the same periods in the prior year.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $600,000 and $801,000 for the three and six month periods ended June 30, 1997, respectively, as compared to no provision and $285,000, respectively, for the same periods last fiscal year. The $600,000 and $516,000 increases in the provision for loan losses for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in the prior year, reflects the Company's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

The Company recorded a $600,000 provision for loan losses during the quarter ended June 30, 1997 associated with the previously disclosed thirteen nonperfoming lease agreements between the Company and Bennett Funding Group and affiliates of Syracuse, NY. The lease agreements were purchased by the Company and are secured by commercial equipment leases located in various parts of the country. On March 29, 1996, it was reported that Bennett Funding Group was the target of a civil complaint filed by the Secruities and Exchange Commission
(SEC) and further reported on April 1, 1996 that Bennett Funding Group filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements.

As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on nonaccrual status and, in connection therewith, established a reserve of approximately $900,000 for potential losses related to such lease agreements. Moreover, during the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain of the lease agreements and concerns with respect to the Company's security interest in the collateral securing certain of the lease agreements, the Company determined to provide an additional $600,000 in loan loss reserves. The Company is insured with a private carrier with respect to $800,000 of credit losses relating to the Bennett Funding Group lease agreements. Consequently, as of June 30, 1997, the Company had approximately $2.8 million of uninsured lease agreements and had total loan loss reserves relating to such lease agreements of approximately $1.7 million as of such date.

As a result of the provision during the three month and six month periods ended June 30, 1997, the Company's total allowance for losses on loans at June 30, 1997 amounted to $4.9 million or 1.45% of the Company's total loan portfolio, as compared to $3.3 million or 1.46% at December 31, 1996. The Company's allowance for losses on loans as a percentage of nonperforming loans at June 30, 1997 was 102.3%, as compared to 81.0% at December 31, 1996.

OTHER OPERATING INCOME. Other operating income was $245,000 and $418,000 and for the three and six month periods ended June 30, 1997, respectively, as compared to $151,000 and $339,000, respectively, for the same periods in the prior year. The increases in other operating income between periods were primarily the result of the inclusion of other operating income of $89,000 for Troy Hill for the three months ended June 30, 1997.

OTHER OPERATING EXPENSES. Other operating expenses were $2.3 million and $4.3 million for the three and six month periods ended June 30, 1997, respectively, as compared to $2.2 million and $4.1 million, respectively, for the same periods in the prior year. The net increases in other operating expenses between periods were primarily the result of the inclusion of other operating expenses of $431,000 for Troy Hill for the three months ended June 30, 1997, partially offset by decreases of $139,000 and $323,000 for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods last year, in federal deposit insurance premiums, as a result of the legislation enacted in September of 1996 that recapitalized the Savings Association Insurance Fund and as a reduced deposit insurance premiums paid by savings banks.

INCOME TAXES. For the three and six month periods ended June 30, 1997, the Company recorded provisions for income taxes of $333,000 and $744,000, respectively, as compared to $529,000 and $967,000, respectively, for the same periods in the prior year. The decreases in the provision for income taxes between the respective periods can be attributed to an improvement in the Company's effective income tax rate to 22.3% from 31.5% between years primarily as a result of the Company's strategy of improving effective rates of return on securities by purchasing tax exempt municipal obligations during 1996 and 1997.


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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations and the Senior Vice President of Lending of the Company. This committee, which meets quarterly, generally monitors various asset and liability management policies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities and (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans.

As of June 30, 1997, the implementation of these asset and liability initiatives resulted in the following: (i) $167.7 million or 49.3% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $114.1 million or 48.2% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $146.3 million or 41.1% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

The implementation of the foregoing asset and liability strategies has resulted in the Company being able to maintain a one-year interest rate sensitivity GAP ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity GAP is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $305.9 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $416.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $110.4 million or a negative 13.4% of total assets. At June 30, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 73.5%. The Company does not presently anticipate that its one-year interest rate sensitivity GAP will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity GAP has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling may more accurately estimate the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions to maximize the stability of net interest income under various interest rate scenarios. At June 30, 1997, the Company's simulation model indicated that the Company's balance sheet is liability sensitive, and as such in a 300 basis point rising rate environment, with minor changes in the balance sheet and limited reinvestment changes, net interest income would be projected to decrease by approximately 8.0% over a 24-month period.


LIQUIDITY AND CAPITAL RESOURCES

The Banks are required by the Office of Thrift Supervision (OTS) to maintain minimum levels of liquidity to assure their ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Banks' liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At June 30, 1997, the ESB's liquidity ratio was approximately 11.7%, and Troy Hill's liquidity ratio was approximately 8.8%.

The Company's primary source of funds generally have been deposits obtained through the Bank's offices, borrowings from the FHLB and, to a lesser extent, amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended June 30, 1997, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $25.1 million, unused lines of credit totaling $16.0 million and $10.0 million of undisbursed loans in process.

At June 30, 1997, certificates of deposits amounted to $231.2 million or 59.1% of the Company's total consolidated deposits, including $147.9 million which were scheduled to mature by June 30, 1998. At the same date, the total amount of FHLB advances which were scheduled to mature by June 30, 1998 was $141.6 million. Management of the Company believes that it has adequate resources to fund all of these commitments, that all of these commitments will be funded by June 30, 1998 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

Current regulatory requirements specify that the Banks' and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 1997, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.3%, 6.3 % and 21.3 %, respectively. At June 30, 1997, Troy Hill was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.4%, 11.4% and 19.3%, respectively.


RECENT ACCOUNTING AND REGULATORY MATTERS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which will be effective in whole, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach and focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment of SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of SFAS No. 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar-roll, securities lending and similar transactions.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not expect SFAS No. 128 to have a significant impact on the Company's net income per share amounts disclosed.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15 as well as SFAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129. This statement is effective for financial statements issued for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997.

                          PART II - OTHER INFORMATION

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Form 8-K - The Company filed a Form 8-K dated April 4, 1997 to report the consummation of the acquisition of Troy Hill Bancorp, Inc. and subsidiaries.

b. Form 8-K - The Company filed a Form 8-K dated June 19, 1997 to report a $0.09 per share quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PENNFIRST BANCORP, INC.



Date:  August 11, 1997               By:      /s/ Charlotte A. Zuschlag
                                     ----------------------------------
                                     Charlotte A. Zuschlag
                                     President and Chief Executive Officer

Date:  August 11,1997                By:      /s/ Charles P. Evanoski
                                     ----------------------------------
                                     Charles P. Evanoski
                                     Senior Vice President and
                                     Chief Financial Officer