Form 10-Q
period 1997-09-30
PENNFIRST BANCORP INC
filed 1997-11-07
CIK 872835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For Quarter Ended: September 30, 1997          Commission File Number: 0-19345






                              PENNFIRST BANCORP, INC.
              (Exact name of registrant as specified in its charter)



                     Pennsylvania                                             25-1659846
--------------------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)


          600 Lawrence Avenue, Ellwood City, PA                                  16117
--------------------------------------------------------------     ---------------------------------
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

    Number of shares of common stock outstanding as of October 29, 1997:



      COMMON STOCK, $0.01 PAR VALUE                       5,310,603 SHARES
      -----------------------------                       ----------------
               (Class)                                      (Outstanding)

                            PENNFIRST BANCORP, INC.

                               TABLE OF CONTENTS


                         PART I--FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Statements of Financial Condition
        as of September 30, 1997 (Unaudited) and December 31, 1996..........   1

        Consolidated Statements of Operations for the three and nine
        month periods ended September 30, 1997 and 1996 (Unaudited).........   2

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1997 and 1996 (Unaudited)................   3

        Notes to Consolidated Financial Statements..........................   4

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations....................   8

Item 3  Quantitative and Qualitative Disclosures about Market Risk..........  16


                        PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................................  17

Item 2. Changes in Securities...............................................  17

Item 3. Defaults Upon Senior Securities.....................................  17

Item 4. Submission of Matters to a Vote of Security Holders.................  17

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on Form 8-K....................................  17

        Signatures..........................................................  18

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                   PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
           As of September 30, 1997 (Unaudited) and December 31, 1996
                 (Dollar amounts in thousands, except share data)

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1997          1996
                                                                       (UNAUDITED)
                                                                      -------------  ------------
Assets:
Cash on hand and in banks...........................................    $  2,441       $  1,884
Interest-earning deposits with banks................................       4,023          5,244
Federal funds sold..................................................          49            156
Securities available for sale; cost of $356,316 and $347,924........     360,714        348,129
Securities held to maturity; market value of $86,608 and $93,561....      87,696         96,200
Loans receivable, net...............................................     330,714        216,865
Accrued interest receivable.........................................       5,668          5,557
Federal Home Loan Bank stock........................................      17,254         15,153
Premises and equipment, net.........................................       3,361          2,740
Real estate acquired through foreclosure, net.......................         521             37
Prepaid expenses and other assets...................................       9,909          6,770
                                                                      -------------  ------------

      Total assets..................................................    $822,350       $698,735
                                                                      -------------  ------------
                                                                      -------------  ------------
Liabilities and stockholders' equity:
Liabilities:
  Deposits..........................................................    $394,130       $332,889
  Advance payments by borrowers for taxes and insurance.............       1,717          1,855
  Borrowed funds....................................................     350,661        309,195
  Accrued expenses and other liabilities............................       7,016          3,253
                                                                      -------------  ------------
    Total liabilities...............................................     753,524        647,192
                                                                      -------------  ------------
                                                                      -------------  ------------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued.........................................          --             --
  Common stock, $.01 par value, 10,000,000 shares authorized;
    issued 5,819,808 and 4,753,380; outstanding 5,310,173
    and 4,291,137...................................................          58             48
  Additional paid-in capital........................................      48,595         26,461
  Retained earnings, substantially restricted.......................      26,787         31,990
  Treasury stock, at cost; 509,635 and 462,243 shares...............      (6,630)        (5,956)
  Unearned Employee Stock Ownership Plan shares.....................      (2,659)        (1,136)
  Unvested shares held by Management Recognition Plan...............        (237)            --
  Unrealized gain on securities available for sale, net.............       2,912            136
                                                                      -------------  ------------
    Total stockholders' equity......................................      68,826         51,543
                                                                      -------------  ------------
                                                                      -------------  ------------
      Total liabilities and stockholders' equity....................    $822,350       $698,735
                                                                      -------------  ------------
                                                                      -------------  ------------


See accompanying notes to consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
For the three and nine month periods ended September 30, 1997 and 1996 (Unaudited)
                  (Dollar amounts in thousands, except share data)

                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                ----------------------  ----------------------
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
Interest income:
  Loans receivable............................................  $    6,678  $    4,181  $   17,405  $   12,021
  Securities available for sale...............................       5,844       5,957      17,754      17,298
  Securities held to maturity.................................       1,339       1,510       4,201       4,770
  Federal Home Loan Bank stock................................         272         239         777         663
  Deposits with banks.........................................         116          51         283         141
                                                                ----------  ----------  ----------  ----------
    Total interest income.....................................      14,249      11,938      40,420      34,893
                                                                ----------  ----------  ----------  ----------
Interest expense:
  Deposits....................................................       4,335       3,557      12,211      10,863
  Borrowed funds..............................................       5,595       4,806      15,829      13,377
                                                                ----------  ----------  ----------  ----------
    Total interest expense....................................       9,930       8,363      28,040      24,240
                                                                ----------  ----------  ----------  ----------
Net interest income before provision for (recovery of)
  loan losses.................................................       4,319       3,575      12,380      10,653
  Provision for (recovery of) loan losses.....................          (4)        396         796         681
                                                                ----------  ----------  ----------  ----------
Net interest income after provision for (recovery of)
  loan losses.................................................       4,323       3,179      11,584       9,972
                                                                ----------  ----------  ----------  ----------
Other operating income:
  Loan fees and service charges...............................         294         167         740         501
  Gain (loss) on sales of securities available for sale.......          41          (9)         (4)        (31)
  Other non-interest income...................................          17          15          44          42
                                                                ----------  ----------  ----------  ----------
    Total other operating income..............................         352         173         780         512
                                                                ----------  ----------  ----------  ----------
Other operating expenses:
  Salaries and personnel......................................       1,370       1,064       3,904       3,182
  Occupancy and equipment.....................................         278         257         792         751
  Federal insurance premiums..................................          63       2,389         137       2,777
  Data processing.............................................         181          88         399         273
  Other.......................................................         650         442       1,654       1,323
                                                                ----------  ----------  ----------  ----------
    Total other operating expenses............................       2,542       4,240       6,886       8,306
                                                                ----------  ----------  ----------  ----------
Net income (loss) before income taxes.........................       2,133        (888)      5,478       2,178
  Provision for (benefit from) income taxes...................         701        (602)      1,446         364
                                                                ----------  ----------  ----------  ----------
Net income (loss).............................................  $    1,432  $     (286) $    4,032  $    1,814
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Net income (loss) per share...................................  $     0.27  $    (0.07) $     0.81  $     0.42
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Dividends per share...........................................  $     0.09  $     0.09  $     0.27  $     0.77
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares and equivalents outstanding...........   5,302,876   4,317,958   5,000,374   4,369,366

See accompanying notes to consolidated financial statements.

                    PENNFIRST BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1997 and 1996 (Unaudited)
                             (Amounts in thousands)


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                               1997         1996
                                              ------        ----
Operating activities:
Net income..................................  $4,032        $1,814
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization..............  233              311
 Provision for losses.......................  845              689
 Amortization of premiums and accretion of
  discounts.................................  474              791
 Loss on sales of securities available for
  sale......................................    4               31
 Decrease/(increase) in accrued interest
  receivable................................   459            (618)
 Decrease/(increase) in prepaid expenses and
  other assets..............................   883            (669)
 Increase in accrued expenses and other
  liabilities...............................   450           2,914
 Other......................................    31             111
                                              -------      -------
Net cash provided by operating activities... 7,411           5,374
                                              -------      -------
Investing activities:
 Loan originations and purchases............  (84,041)     (75,252)
 Purchases of:
  Securities available for sale.............  (100,065)   (141,269)
  Securities held to maturity...............    (5,970)    (8,489)
 Principle repayments of:
  Loans.....................................    59,343     46,529
  Securities available for sale.............    41,233     47,903
  Securities held to maturity...............    14,191     20,906
 Proceeds from the sale of securities
  available for sale........................    57,227     66,917
 Purchase of Federal Home Loan Bank stock...        (9)    (2,805)
 Purchases of premises and equipment........      (247)      (261)
 Payment for purchase of Troy Hill Bancorp,
  Inc. (THBC), net of cash acquired.........    (2,734)        --
                                               -------     -------
   Net cash used in investing activities....  (21,072)     (45,821)
                                              --------     -------
Financing activities:
 Net increase/(decrease) in deposits........     7,458     (12,655)
 Net increase in borrowed funds.............     7,632      57,770
 Proceeds received from exercise of stock
  options...................................       121         611
 Dividends paid.............................    (1,137)     (3,049)
 Payments to acquire treasury stock.........      (938)     (2,805)
 Stock purchased by Employee Stock Ownership
   Plan (ESOP)..............................      (500)       (146)
 Principal repayment of ESOP loan...........       254         175
                                              --------     -------
   Net cash provided by financing
    activities..............................    12,890      39,901
                                              --------     -------
Net decrease in cash equivalents............      (771)       (546)
Cash equivalents at beginning of period.....     7,284       6,794
                                              --------     -------
Cash equivalents at end of period...........    $6,513     $ 6,248
                                              --------     -------
                                              --------     -------
Supplemental information:
 Interest paid..............................   $25,654     $21,220
 Income taxes paid..........................     1,101       1,082
 Non-cash transactions:
  Transfers from loans receivable to real
   estate acquired through foreclosure......       201          55
  Dividends declared but not paid...........       478         343
Supplemental schedule of noncash investing
  and financing activities:
 The Company purchased all of the common stock
  of THBC for $23.5 million. In conjuncion with
  the acquisition, the assets acquired and
  liabilities assumed were as follows:
   Fair value of assets acquired............ $109,296        $  --
   Stock and stock options issued for the
    purchase of THBC common stock...........  (14,204)          --
   Cash paid for THBC commom stock..........   (9,270)          --
   Liabilities assumed......................  (89,362)          --
                                              --------     -------
    Excess liabilities assumed over assets
     acquired...............................  $(3,540)       $  --
                                              --------     -------
                                              --------     -------

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

    The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

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

    The unaudited condensed pro forma combined statements of operations for the nine months ended September 30, 1997 combines Troy Hill's results of operations for the period January 1, 1997 through March 31, 1997, and the Company's results of operations for the nine months ended September 30, 1997, which include Troy Hill's results of operations from April 1, 1997 to September 30, 1997. The unaudited condensed pro forma combined statements of operations include the estimated effect of a pro forma adjustment for the amortization of goodwill attributed to the merger that would have been realized had the acquisition actually occurred at the beginning of the respective periods. In addition, certain expenses have been eliminated from the combined results of operations for the nine months ended September 30, 1997, as these expenses, related primarily to the acquisition, do not represent ongoing expenses of the Company. The unaudited condensed pro forma combined statements of operations have also been adjusted to reflect the income tax impact of the non-ongoing expense adjustments for the respective periods.

    The unaudited condensed pro forma combined statement of operations information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

    The unaudited condensed pro forma combined statements of operations for the nine month periods ended September 30, 1997 and 1996 are as follows:

------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                               PRO FORMA           PRO FORMA
                                                                             COMBINED FOR THE    COMBINED FOR THE
                                                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
--------------------------------------------------------------------------  ------------------  ------------------
Interest income...........................................................      $   42,457          $   40,140
Interest expense..........................................................          29,128              26,726
                                                                                   -------             -------
  Net interest income before provision for loan losses....................          13,329              13,414
Provision for loan losses.................................................             796                 871
                                                                                   -------             -------
  Net interest income after provision for loan losses.....................          12,533              12,543
Other operating income....................................................             860                 693
Other operating expenses..................................................           7,443              10,311
                                                                                   -------             -------
  Net income before provision for income taxes............................           5,950               2,925
Provision for income taxes................................................           1,673                 668
                                                                                   -------             -------
  Net income..............................................................      $    4,277          $    2,257
                                                                                   -------             -------
                                                                                   -------             -------
  Net income per share....................................................      $     0.86          $     0.52
                                                                                   -------             -------
                                                                                   -------             -------
------------------------------------------------------------------------------------------------------------------

3. SECURITIES

    The securities available for sale and securities held to maturity portfolios consist of the following:


--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                    AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                     COST        GAINS       LOSSES       VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  September 30, 1997:
   U.S. Government securities....................................  $   11,012   $      35    $     (15)  $   11,032
   Municipal securities..........................................      44,297       1,384       --           45,681
   Equity securities.............................................       1,270           9       --            1,279
   Mortgage-backed securities....................................     299,737       3,365         (380)     302,722
                                                                   ----------  -----------  -----------  ----------
                                                                   $  356,316   $   4,793    $    (395)  $  360,714
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
December 31, 1996:
   U.S. Government securities....................................  $   32,489   $      19    $    (612)  $   31,896
   Municipal securities..........................................      56,084         679         (225)      56,538
   Equity securities.............................................         250           3       --              253
   Mortgage-backed securities....................................     259,101       1,776       (1,435)     259,442
                                                                   ----------  -----------  -----------  ----------
                                                                   $  347,924   $   2,477    $  (2,272)  $  348,129
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Held to maturity:
  September 30, 1997:
   U.S. Government securities....................................  $   15,477   $      63    $     (99)  $   15,441
   Municipal securities..........................................         571          19       --              590
   Mortgage-backed securities....................................      71,648          19       (1,090)      70,577
                                                                   ----------  -----------  -----------  ----------
                                                                   $   87,696   $     101    $  (1,189)  $   86,608
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
  December 31, 1996:
   U.S. Government securities....................................  $   17,489   $      30    $    (278)  $   17,241
   Municipal securities..........................................         593          16           (1)         608
   Mortgage-backed securities....................................      78,118      --           (2,406)      75,712
                                                                   ----------  -----------  -----------  ----------
                                                                   $   96,200   $      46    $  (2,685)  $   93,561
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
-------------------------------------------------------------------------------------------------------------------

4. LOANS RECEIVABLE

    Loans receivable consist of the following:

-----------------------------------------------------------------------------------------
(IN THOUSANDS)                                               SEPTEMBER 30,  DECEMBER 31,
                                                                 1997           1996
-----------------------------------------------------------------------------------------
Mortgage loans:
  Residential--single family................................   $   221,232    $  126,854
  Residential--multi family.................................         9,916         3,516
  Commercial real estate....................................        27,765        20,473
  Construction..............................................        24,272        20,942
                                                              -------------  ------------
                                                                   283,185        171,785

Other loans:
  Consumer loans............................................        51,932        45,486
  Commercial business.......................................         8,191         9,656
                                                              -------------  ------------
                                                                   343,308       226,927
Less:
  Allowance for loan losses.................................         4,874         3,309
  Deferred loan fees and net discounts......................           774           380
  Loans in process..........................................         6,946         6,373
                                                              -------------  ------------
                                                               $   330,714    $  216,865
                                                              -------------  ------------
                                                              -------------  ------------
-----------------------------------------------------------------------------------------

5. DEPOSITS

    Deposits consist of the following:

------------------------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                         SEPTEMBER 30, 1997                  DECEMBER 31, 1996
                                                              ----------------------------------  ----------------------------------
                                                               WEIGHTED                            WEIGHTED
                                                                AVERAGE                             AVERAGE
                 TYPE OF ACCOUNTS                                RATE        AMOUNT        %         RATE        AMOUNT        %
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing......................................      --       $    4,885        1.2%     --       $    5,082        1.5%
Interest-bearing demand deposits.........................        2.56%     149,531       37.9%       2.72%     137,807       41.4%
Time deposits............................................        5.84%     239,714       60.9%       5.67%     190,000       57.1%
                                                                        ----------  ---------                ----------  ---------
                                                                 4.52%  $  394,130      100.0%       4.36%  $  332,889      100.0%
                                                                        ----------  ---------               ----------  ---------
                                                                        ----------  ---------               ----------  ---------
----------------------------------------------------------------------------------------------------------------------------------


6. BORROWED FUNDS

    Borrowed funds consist of the following:

-----------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                                        SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                   ----------------------  ----------------------
                                                                    WEIGHTED                WEIGHTED
                                                                    AVERAGE                 AVERAGE
                                                                      RATE       AMOUNT       RATE       AMOUNT
-----------------------------------------------------------------------------------------------------------------
Secured notes payable to the Federal Home Loan Bank of
  Pittsburgh:
   Due within 12 months..........................................        6.01% $  185,972        6.17% $  158,335
   Due beyond 12 months but within 5 years.......................        6.43%    148,503        5.98%    135,721
   Due beyond 5 years but within 10 years........................        8.92%      1,035        8.82%      1,072
   Due beyond 10 years...........................................        6.37%        335        6.61%        394
                                                                                ---------                --------
                                                                                  335,845                 295,522

Treasury tax and loan note payable...............................      --             141      --             223
Reverse repurchase agreements....................................        5.90%     14,675        5.58%     13,450
                                                                                ---------                --------

                                                                               $  350,661              $  309,195
                                                                                ---------                --------
                                                                                ---------                --------

-----------------------------------------------------------------------------------------------------------------


7. NET INCOME PER SHARE

    Net income or loss per share is calculated by dividing net operating results for the period by the weighted average number of common shares and equivalents outstanding during the period. Net income or loss per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect the 10% stock dividend paid during the quarter ended September 30, 1997. The Company has not separately reported fully diluted earnings per share as it is not different than primary earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

    GENERAL. The Company's total assets increased a net $123.6 million or 17.7% to $822.4 million at September 30, 1997 from $698.7 million at December 31, 1996. This increase was primarily the result of the acquisition of Troy Hill on April 3, 1997, which included the acquisition of Troy Hill's assets of $109.3 million, including cash and equivalents of $6.5 million, securities available for sale of $7.0 million, loans receivable of $90.0 million, Federal Home Loan Bank (FHLB) stock of $2.1 million and other assets of $3.7 million. Also contributing to the increase in total assets was an increase in loans receivable of $23.8 million due to internal growth in the Company's loan portfolios and an increase in prepaid expenses and other assets of $3.5 million related to goodwill associated with the Troy Hill merger. Offsetting the net increase in assets during the period was a reduction in Troy Hills' cash and equivalents and securities available for sale. The proceeds from the reduction of these accounts were utilized to help fund the Company's loan growth.

    The increase in total assets reflects corresponding increases in liabilities of $106.3 million or 16.4% and stockholders' equity of $17.3 million or 33.5%. In connection with the acquisition of Troy Hill, the Company assumed $89.4 million in liabilities, including deposits of $53.8 million, borrowed funds of $33.8 million and all other liabilities combined of $1.8 million. Also contributing to the increase in liabilities, and contributing to funding the loan growth noted above, was an increase in deposits of $7.4 million or 2.2% due to internal growth and an increase in borrowings with the FHLB of $7.7 million or 2.5%. The net increase in stockholders' equity can principally be attributed to the issuance of 974,000 shares of the Company's common stock to partially fund the Troy Hill acquisition, net income of $4.0 million during the nine months ended September 30, 1997 and an increase of $2.8 million in the unrealized gains on securities available for sale, net during the period.

    CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash and cash equivalents and decreased a combined $771,000 or 10.6% to $6.5 million at September 30, 1997 from $7.3 million at December 31, 1996. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

    SECURITIES. The Company's securities portfolios increased a net $4.1 million to $448.4 million at September 30, 1997 from $444.3 million at December 31, 1996. This net increase was the result of the addition of $7.0 million in securities from Troy Hill, $106.0 million of purchases consisting of $100.0 million in mortgage-backed securities and $6.0 million in U.S. government securities and an increase in the unrealized gain on securities available for sale of $4.2 million (before taxes) during the period, partially offset by $55.4 million of maturities and repayments of principal and $57.2 million of securities sold consisting primarily of $25.3 million of U.S. government securities, $11.9 million of municipal securities and $19.7 million of mortgage-backed securities during the period.

    LOANS RECEIVABLE. Net loans receivable increased a net $113.8 million or 52.5% to $330.7 million at September 30, 1997 from $216.9 million at December 31, 1996. The increase in loans receivable can be attributed to the addition of Troy Hill's loans receivable as a result of the merger and to internal growth within the Company's loan portfolios. Troy Hill's loan portfolio amounted to $101.7 million at September 30, 1997, including single-family residential mortgage loans of $76.5 million, multi-family residential mortgage loans of $6.7 million, commercial real estate mortgage loans of $7.4 million, construction mortgage loans of $6.2 million, consumer loans of $4.3 million and commercial business loans of $628,000. ESB's single-family residential mortgage loans increased a net $17.9 million or 14.1%, while all other loan categories remained relatively consistent, from December 31, 1996 to September 30, 1997. The net increase in loans receivable was slightly offset by an increase in the Company's allowance for loan losses of $1.6 million or 47.3% to $4.9 million at September 30, 1997 from $3.3 million at December 31, 1996.

    ACCRUED INTEREST RECEIVABLE. Accrued interest receivable increased $111,000 or 2.0% to $5.7 million at September 30, 1997 from $5.6 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

    FHLB STOCK. FHLB stock increased $2.1 million or 13.9% to $17.3 million at September 30, 1997 from $15.2 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

    NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans and real estate acquired through foreclosure (REO). Nonperforming assets increased $1.4 million or 34.7% to $5.6 million or 0.68% of total assets at September 30, 1997 from $4.1 million or 0.59% of total assets at December 31, 1996. This increase was principally the result of the acquisition of Troy Hill, including Troy Hill's REO of $478,000 at September 30, 1997.

    PREMISES AND EQUIPMENT. Premises and equipment increased $621,000 or 22.7% to $3.4 million at September 30, 1997 from $2.7 million at December 31, 1996, primarily as a result of the acquisition of Troy Hill.

    PREPAID EXPENSES AND OTHER ASSETS. Prepaid expenses and other assets increased $3.1 million or 46.4% to $9.9 million at September 30, 1997 from $6.8 million at December 31, 1996. This net increase can primarily be attributed to the $3.5 million in goodwill which was recognized in connection with the acquisition of Troy Hill.

    DEPOSITS. Total deposits increased $61.2 million or 18.4% to $394.1 million at September 30, 1997 from $332.9 at December 31, 1996. Included in this increase was the assumption of Troy Hill's deposits associated with the merger and internal deposit growth by the Company of $7.4 million. Troy Hill's total deposits were $55.6 million at September 30, 1997, including time deposits of $38.0 million, interest bearing demand deposits of $17.4 million and non-interest bearing deposits of $236,000.

    ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE. Advance payments by borrowers for taxes and insurance (escrow accounts) decreased $138,000 to $1.7 million at September 30, 1997 from $1.9 million at December 31, 1996 due to the timing of payment of customer escrow account balances.

    BORROWED FUNDS. Borrowed funds increased $41.5 million or 13.4% to $350.7 million at September 30, 1997 from $309.2 million at December 31, 1996. This increase was primarily the result of the addition of Troy Hill's borrowed funds, comprised primarily of FHLB advances of $33.8 million, and the Company utilizing additional FHLB advances to contribute to funding the increase in loans receivable.

    ACCRUED EXPENSES AND OTHER LIABILITIES. Accrued expenses and other liabilities increased $3.8 million to $7.0 million at September 30, 1997 from $3.3 million at December 31, 1996. This increase can primarily be attributed to the acquisition of Troy Hill.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased by $17.3 million or 33.5% to $68.8 million at September 30, 1997 from $51.5 million at December 31, 1996. This increase was primarily the result of the issuance of 974,000 shares of the Company's common stock to partially fund the acquisition of Troy Hill, net income of $4.0 million for the nine months ended September 30, 1997 and a $2.8 million increase in the unrealized gain on securities available for sale, net of income taxes. Partially offsetting these increases in stockholders' equity, were dividends declared of $1.3 million, net treasury stock purchases of $674,000 and a $1.8 million increase in unearned employee stock plans shares.

RESULTS OF OPERATIONS

    GENERAL. The Company recorded net income of $1.4 million and $4.0 million for the three and nine month periods ended September 30, 1997, respectively, as compared to a net loss of $286,000 and net income of $1.8 million, respectively, for the same periods last year.

    The deposits of the Banks are currently insured by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund (BIF) which generally provides insurance for commercial bank deposits. Both the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As the result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

    On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $4.5 billion or approximately $0.65 for every $100 of assessable deposits. ESB's assessment amounted to $2.2 million ($1.3 million, net of income tax benefit). As a result of the special assessment, deposit insurance premiums decreased from $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits beginning in January 1997.

    The $1.7 million and $2.2 million increases in net operating results for the three and nine month periods ended September 30, 1997, as compared to the same periods in the prior year were related primarily to the special one-time SAIF assessment of $1.3 million, net of income taxes, incurred in the prior year periods and the addition of Troy Hill's operations in the current year periods.

    NET INTEREST INCOME. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities.

    Net interest income was $4.3 million for the three months ended September 30, 1997, as compared to $3.6 million for the same period in the prior year. The $744,000 or 20.8% increase in net interest income was attributable to an increase in interest income of $2.3 million or 19.4%, partially offset by a $1.6 million or 18.7% increase in interest expense.

    Net interest income was $12.4 million for the nine months ended September 30, 1997, as compared to $10.7 million for the same period in the prior year. The $1.7 million or 16.2% increase in net interest income was attributable to an increase in interest income of $5.5 million or 15.8%, partially offset by a $3.8 million or 15.7% increase in interest expense.

    INTEREST INCOME. Interest income was $14.2 million and $40.4 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $11.9 million and $34.9 million, respectively, for the same periods in the prior year. The $2.3 million or 19.4% and $5.5 million or 15.8% increases for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in the prior year, can be attributed primarily to an increase in interest income recorded on loans receivable.

    Interest income from loans receivable increased $2.5 million or 59.7% and $5.4 million or 44.8% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same period in the prior year due primarily to an increase in loans outstanding during the respective periods. Average loans receivable increased $119.1 million or 57.4% to $326.6 million for the quarter ended September 30, 1997 from $207.5 million for the same quarter last year. Average loans receivable increased $91.7 million or 46.8% to $287.6 million for the nine months ended September 30, 1997 from $195.9 million for the same period in the prior year. The weighted average yield on loans receivable increased 12 basis points to

8.18% during the three months ended September 30, 1997 from 8.06% for the same period in the prior year. The weighted average yield on loans receivable decreased 11 basis points to 8.07% for the nine months ended September 30, 1997 from 8.18% for the same period in the prior year. The increase in average loans receivable was primarily attributable to the acquisition of Troy Hill.

    Interest income from securities and other interest-earning assets (including U.S. Government and agency obligations, municipal obligations, mortgage-backed securities, interest-earning deposits with banks, FHLB stock and federal funds sold) was $7.6 million and $23.0 million for the three and nine month periods ended September 30, 1997, respectively as compared to $7.8 million and $22.9 for the same periods last year. Interest income from securities and other interest earning assets remained relatively consistent for the three and nine month periods ended September 30, 1997, compared to the same period last year.

    INTEREST EXPENSE. Interest expense was $9.9 million and $28.0 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $8.4 million and $24.2 million for the same periods in the prior year. The $1.6 million or 18.7% and $3.8 million or 15.7% increases for the three and nine month periods ended September 30, 1997 respectively, as compared to the same periods in the prior year, were due to increases in interest expense on both deposits and borrowed funds.

    Interest expense on deposits increased by $778,000 or 21.9% and $1.3 million or 12.4% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in the prior year. These increases were primarily the result of an increase in the average balance of interest-bearing deposits and escrow. The average balance of interest-bearing deposits and escrow accounts increased $60.2 million or 18.3% to $389.0 million for the three months ended September 30, 1997 from $328.8 million for the same quarter last year. Average interest-earning deposits and escrow accounts increased $36.9 million or 11.1% to $370.2 million for the nine months ended September 30, 1997 from $333.3 million for the same period in the prior year. The weighted average cost of funds on interest-bearing deposits and escrow accounts increased to 4.42% and 4.41% for the three and nine month periods ended September 30, 1997, respectively, from 4.30% and 4.37%, respectively, for the same periods in the prior year. The increase in average deposit balances was primarily attributable to the acquisition of Troy Hill.

    Interest expense on borrowed funds increased by $789,000 or 16.4% and $2.5 million or 18.3% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in the prior year. The average balance of borrowed funds increased $38.3 million or 12.3% to $350.3 million for the three months ended September 30, 1997 from $311.9 million for the same quarter in the prior year. The average balance of borrowed funds increased $47.0 million or 16.2% to $337.5 million for the nine months ended September 30, 1997 from $290.5 million for the same period in the prior year. The weighted average cost of borrowed funds increased to 6.34% and 6.27% for the three and nine month periods ended September 30, 1997, respectively, from 6.13% and 6.17%, respectively, for the same periods in the prior year. The increase in average borrowings was primarily attributable to the acquisition of Troy Hill.

    PROVISION FOR (RECOVERY OF) LOAN LOSSES. The fluctuations in the provision for (recovery of) loan losses for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in the prior year, reflects the Company's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of nonperforming assets, the estimated underlying value of the collateral and other factors related to the collectibility of the loan portfolio.

    During the three and nine month periods ended September 30, 1997, the Company established a provision for (recovery of) loan losses of ($4,000) and $796,000, respectively, as compared to $396,000 and $681,000 for the same periods in the prior year. The decline in the provision during the three months ended September 30, 1997 primarily reflected the adequacy of the allowance for loan losses at September 30, 1997 based on management's assessment of the loan portfolios and provisions established during previous periods. The increase in the provision during the nine months ended September 30, 1997 was primarily attributable to the $600,000 provision for loan losses recorded by the Company during the quarter ended June 30, 1997 in connection with the previously disclosed thirteen nonperfoming lease agreements between the Company and Bennett Funding Group and affiliates of Syracuse, NY. The lease agreements were purchased by the Company and are secured by commercial equipment leases located in various parts of the country. On March 29, 1996, it was reported that Bennett Funding Group was the target of a civil complaint filed by the Securities and Exchange Commission (SEC) and further reported on April 1, 1996 that Bennett Funding Group filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements.

    As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on nonaccrual status and established a reserve of approximately $900,000 for potential losses related to such lease agreements. During the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain of the lease agreements and concerns with respect to the Company's security interest in the collateral securing certain of the lease agreements, the Company provided an additional $600,000 in loan loss reserves. Consequently, as of September 30, 1997, the Company had total loan loss reserves relating to such lease agreements of approximately $1.7. While the Company has insurance with a private carrier with respect to a portion of the Bennett Funding Group lease agreements, because of payments made or expected to be made on insured leases, the Company does not anticipate that it will recover any significant amount of funds under its insurance policy.

    On October 15, 1997, the U.S. Bankruptcy Court for the Northern District of New York ordered the Bankruptcy Trustee for Bennett Funding Group to pay over to the Company within 30 days thereof an aggregate of approximately $1.2 million, which represents principal payments, excluding interest accrued thereon and certain settoffs on ten of the thirteen lease agreements. Such payments would reduce the outstanding balance of the lease agreements to approximately $2.4 million. The Court further ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis payments collected on such leases. The Bankruptcy Trustee has since appealed the Order of the Bankruptcy Court.

    As a result of the foregoing recovery and provision amounts realized, during the three and nine month periods ended September 30, 1997, the Company's total allowance for losses on loans at September 30, 1997 amounted to $4.9 million or 1.42% of the Company's total loan portfolio, as compared to $3.3 million or 1.46% at December 31, 1996. The Company's allowance for losses on loans as a percentage of nonperforming loans at September 30, 1997 was 96.9%, as compared to 81.0% at December 31, 1996.

    OTHER OPERATING INCOME. Other operating income was $352,000 and $780,000 for the three and nine month periods ended September 30, 1997, respectively, as compared to $173,000 and $512,000, respectively, for the same periods in the prior year. The increases in other operating income between periods were primarily the result of the inclusion of other operating income of Troy Hill for the three and nine month periods ended September 30, 1997.

    OTHER OPERATING EXPENSES. Other operating expenses were $2.5 million and $6.9 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $4.2 million and $8.3 million, respectively, for the same periods in the prior year. The net decreases in other operating expenses between the two periods was primarily the result of the $2.2 million SAIF assessment (before taxes) incurred in September 1996 and a reduction in regular FDIC insurance premiums between years, which was partially offset by an increase in operating expenses as a result of the inclusion of Troy Hills operating results in 1997.

    INCOME TAXES. For the three and nine month periods ended September 30, 1997, the Company recorded provisions for income taxes of $701,000 and $1.4 million, respectively, as compared to an income tax benefit of $602,000 and a provision of $364,000, respectively, for the same periods in the prior year. The significant fluctuations in income taxes between the respective periods are principally a result of the SAIF assessment incurred in the prior year which was deductible for federal income tax purposes.

ASSET AND LIABILITY MANAGMENT

    The primary objective of the Company's asset and liability management function is to maximize the Company's net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company's operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company's asset and liability management policies have decreased interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

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

    As of September 30, 1997, the implementation of these asset and liability initiatives resulted in the following: (i) $172.4 million or 50.2% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $117.7 million or 49.3% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $151.0 million or 40.4% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

    In addition to and complementing these asset and liability management initiatives followed over the past few years, during the past nine months the Committee has pursued and implemented additional strategies to mitigate the Company's exposure to interest rate risk. These strategies have included: (i) shortening the duration of the Company's mortgage-backed securities classified as available for sale, (ii) increasing the percentage of adjustable rate securities as opposed to fixed rate securities in the available for sale securities portfolio, (iii) lengthening the weighted average term to maturity of FHLB advances and (iv) purchasing interest rate caps to mitigate the Company's risk to a rising interest rate environment.

    As of September 30, 1997, the implementation of these additional asset and liability management strategies has resulted in the following: (i) a decrease in the duration of the Company's mortgage-backed securities classified as available for sale to 25 months at September 30, 1997 from approximately 28 months at

December 31, 1996, (ii) an increase in the percentage of adjustable rate securities in the available for sale securities portfolio to 41.6% of the portfolio at September 30, 1997 from 37.6% of the portfolio at December 31, 1996, (iii) an increase in the weighted average term to maturity of FHLB advances to 15 months at September 30, 1997 from 13 months at December 31, 1996 and (iv) an increase in the notional amount of interest rate caps to $100.0 million at September 30, 1997 from $35.0 million at December 31, 1996.

    The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $313.2 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $411.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $98.7 million or a negative 12.0% of total assets. At September 30, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 76.0%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

    The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September 30, 1997, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive, and as such in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of financial condition and limited reinvestment changes, net interest income would be projected to slightly decrease by approximately 2.0% over such 24 month period.

LIQUIDITY AND CAPITAL RESOURCES

    The Banks are required by the Office of Thrift Supervision (OTS) to maintain minimum levels of liquidity to assure their ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Banks' liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At September 30, 1997, the ESB's liquidity ratio was approximately 10.6%, and Troy Hill's liquidity ratio was approximately 8.4%.

    The Company's primary source of funds generally have been deposits obtained through the offices of the Banks, borrowings from the FHLB and, to a lesser extent, amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 1997, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $11.8 million, unused lines of credit totaling $25.1 million and $6.9 million of undisbursed loans in process.

    At September 30, 1997, certificates of deposits amounted to $239.7 million or 60.8% of the Company's total consolidated deposits, including $149.0 million which were scheduled to mature by September 30, 1998. At the same date, the total amount of FHLB advances which were scheduled to mature by September 30, 1998 was $186.0 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 1998 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

    Current regulatory requirements specify that the Banks and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 1997, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.4%, 6.4% and 17.7%, respectively. At September 30, 1997, Troy Hill was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.6%, 11.6% and 19.7%, respectively.

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

    In June 1997, the FASB issued SFAF No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and the adoption of the statement is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Form 8-K--The Company filed a Form 8-K dated July 16, 1997 to report second quarter 1997 earnings and to report a ten percent stock dividend.

    b. Form 8-K--The Company filed a Form 8-K dated September 17, 1997 to report a $0.09 per share quarterly cash dividend.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENNFIRST BANCORP, INC.

Date: November 7, 1997                 By: /s/ Charlotte A. Zuschlag
                                           --------------------------------
                                           Charlotte A. Zuschlag
                                           President and Chief Executive Officer


Date: November 7, 1997                 By: /s/ Charles P. Evanoski
                                           --------------------------------
                                           Charles P. Evanoski
                                           Senior Vice President and
                                           Chief Financial Officer