Form 10-K405
period 1997-12-31
PENNFIRST BANCORP INC
filed 1998-03-30
CIK 872835

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-19345
                                                -------

                            PENNFIRST BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                  25-1659846
 --------------------------------          -----------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)



   600 Lawrence Avenue, Ellwood City, PA                  16117
 ----------------------------------------  -----------------------------------
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:   (724) 758-5584

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.        X
                                    -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        X
            ------------

As of March 10, 1998, the aggregate value of the 4,713,841 shares of Common Stock of the Registrant outstanding on such date, which excludes 525,139 shares held by all directors and officers of the Registrant as a group, was approximately $90.2 million. This amount is based on the closing sales price of $19.125 per share of the Registrant's Common Stock on March 10, 1998.

Number of shares of Common Stock outstanding as of March 10, 1998: 5,238,980

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                    Where Incorporated
---------                                                    ------------------

1. Portions of the 1997 Annual Report to Stockholders.       Part II

2. Portions of Proxy Statement for the April 21, 1998
   Annual Meeting of Stockholders.                           Part III

--------------------------------------------------------------------------------

                            PENNFIRST BANCORP, INC.

                               TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.    Business...........................................   1

Item 2.    Properties.........................................  26

Item 3.    Legal Proceedings..................................  27

Item 4.    Submission of Matters to a Vote of Security Holders  27

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters......................  28

Item 6.    Selected Financial Data..........................  28

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............  28

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk......................................  28

Item 8.    Financial Statements and Supplementary Data......  28

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............  28

                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant  29

Item 11.   Executive Compensation............................  29

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management....................................  29

Item 13.   Certain Relationships and Related Transactions....  29

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K......................................... 30

Signatures.................................................... 31

                                     PART I
                                     ------


Item 1.  Business
-----------------

General
-------

PennFirst Bancorp, Inc. (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly-owned subsidiary banks, ESB Bank, F.S.B. (ESB) and Troy Hill Federal Savings Bank (Troy Hill). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, and PennFirst Capital Trust I (the Trust), a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public.

As of December 31, 1997, the Company had consolidated total assets of $910.8 million and stockholders' equity of $68.5 million. For the year ended December 31, 1997, the Company realized consolidated net income and diluted net income per share of $5.4 million and $1.08, respectively.

ESB and Troy Hill (collectively, the Banks) are federally chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings banks which conduct business through eleven offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates a wholly-owned subsidiary, AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company.

The Banks are financial intermediaries whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits. In addition, the Company utilizes borrowed funds, including primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh, to fund the Company's investment portfolio. The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

The Company and the Banks are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), the chartering authority of the Banks, and the FDIC, the administrator of the Savings Association Insurance Fund (SAIF). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission
(SEC). Customer deposits with the Banks are insured to the maximum extent provided by the law through the SAIF. The Banks are members of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Banks are further subject to regulations of the Board of Governors of the Federal Reserve System which governs the reserves required to be maintained against deposits and certain other matters.

Competition
-----------

The Company and its subsidiaries face substantial competition for both loans and deposits. Numerous financial institutions, some larger and several of which are similar in size and resources to the Company, are competitors of the Company to varying degrees. Competition for loans comes principally from commercial banks, credit unions, mortgage-banking companies and savings banks. The Company competes for loans principally through the interest rates and loan fees that are charged and the efficiency and quality of services provided to borrowers, sellers, real estate brokers and attorneys. The most direct competition for deposits has historically come from commercial banks, credit unions and other depository institutions. The Company faces additional competition for deposits from securities brokers, mutual funds and insurance companies. The Company competes for deposits through pricing, service, the branch network and by offering a wide variety of products and services. Competition may increase as a result of reduced restrictions on the interstate operations of financial institutions and recent legislation authorizing the acquisition of savings institutions by bank holding companies.

Market Area
-----------

The Company's primary market area includes Allegheny, Butler, Beaver and Lawrence counties in western Pennsylvania. The Company's business is conducted through its corporate office located in Ellwood City, PA, nine offices of ESB and two offices of Troy Hill. Substantially all of the Banks' deposits are received from residents of their principal market area and most loans are secured by properties in western Pennsylvania.

Lending Activities
------------------

General. As of December 31, 1997, the Company's net loans receivable amounted to $336.8 million or 37.0% of the Company's total assets. Loans secured by real estate amounted to $292.9 million or 83.0% of total loans receivable. Consumer loans and commercial business loans amounted to $51.7 million or 14.6% and $8.4 million or 2.4%, respectively, of the Company's total loan portfolio.

The Company's lending activities are conducted through the Banks. The Company's loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company's market area.
In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These types include construction loans, commercial real estate loans and a variety of consumer loans. Loans originated in the Company's market area, both fixed and adjustable rate, are made primarily for retention in the Company's own portfolio. On occasion, the Company has utilized its nationwide lending authority by purchasing whole loans and loan participations secured by properties located outside its primary market area. Notwithstanding this nationwide authority, the Company estimates that approximately 95% of its mortgage loans are secured by properties located in western Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio, with the exception of certain financing leases, consists of loans made to residents and businesses located in the Company's primary market area.

The following table sets forth the composition of the Company's portfolio of loans receivable in dollar amounts and in percentages as of December 31:

----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)           1997               1996                 1995               1994                  1993
                                  --------------    ---------------       ---------------    ---------------       ---------------
                                  Dollar            Dollar                Dollar             Dollar                Dollar
                                  Amount      %     Amount        %       Amount      %      Amount        %       Amount      %
----------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Residential - single family   $222,994    63.2%   $126,854    55.9%    $105,551    55.3%   $ 91,756    53.0%    $ 39,784   46.8%
  Residential - multi  family      8,685     2.5%      3,516     1.5%       4,015     2.1%      4,451     2.6%       1,512    1.8%
  Commercial real estate          31,489     8.9%     20,473     9.0%      16,650     8.7%     17,136     9.9%      12,549   14.7%
  Construction                    29,710     8.4%     20,942     9.2%      13,495     7.1%     17,851    10.3%      11,555   13.6%
                                --------    ----    --------    ----      -------    ----     -------    ----      -------   -----
    Total real estate loans      292,878    83.0     171,785    75.6%      139,711   73.2%    131,194    75.8%      65,400   76.9%

Other loans:
  Consumer loans                  51,718    14.6%     45,486    20.1%      41,322    21.6%     33,794    19.5%      18,328   21.5%
  Commercial business loans        8,359     2.4%      9,656     4.3%       9,950     5.2%      8,127     4.7%       1,344    1.6%
                                --------    ----    --------    ----      -------    ----     -------    ----      -------   -----
    Total other loans             60,077    17.0%     55,142    24.4%       51,272   26.8%     41,921    24.2%      19,672   23.1%
----------------------------------------------------------------------------------------------------------------------------------
Total loans receivable           352,955   100.0%    226,927   100.0%      190,983  100.0%    173,115   100.0%      85,072  100.0%
                                           =====               =====                =====               =====               =====
Less:
  Allowance for loan losses        4,807               3,309                2,471               2,475                1,393
  Net deferred fees/discounts        723                 380                  467                 638                  239
  Loans in process                10,668               6,373                4,167               8,372                4,190
                                --------            --------              -------             -------              -------
Net loans receivable            $336,757            $216,865              $183,878           $161,630              $79,250
                                ========            ========              ========           ========              =======
---------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of loans in the Company's portfolio at December 31, 1997. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

-------------------------------------------------------------------------------------------------------------------
(In thousands)                        Due in one     Due from one   Due from five   Due after
                                      year or less   to five years  to ten years     ten years          Total
-------------------------------------------------------------------------------------------------------------------
Real estate loans                         $27,263        $47,344        $46,237         $172,034         $292,878
Consumer loans                             22,573         17,602          9,249            2,294           51,718
Commercial business loans                   4,784          3,311            264                -           8,359
                                      ------------   ------------   ------------   --------------   --------------
                                          $54,620        $68,257        $55,750         $174,328         $352,955
                                       ===========    ===========    ===========    =============    =============
-------------------------------------------------------------------------------------------------------------------


The following table sets forth the dollar amount of the Company's fixed and adjustable rate loans due after one year as of December 31, 1997:

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                                     Fixed         Adjustable
                                                                                   rates            rates
-----------------------------------------------------------------------------------------------------------
Real estate loans                                                                 $133,516         $132,099
Consumer loans                                                                      25,811            3,334
Commercial business loans                                                            1,750            1,825
                                                                                   -------          -------
                                                                                  $161,077         $137,258
                                                                                  ========         ========
-----------------------------------------------------------------------------------------------------------

Fixed and adjustable rate loans represented $175.5 million or 49.7% and $177.4 million or 50.3%, respectively, of the Company's total loan portfolio as of December 31, 1997.

Contractual maturities of loans do not reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses which give the Company the right to declare a loan immediately payable in the event, among other things, that the borrower sells the real property subject to the mortgage. Scheduled principal amortization also reduces the average life of the loan portfolio. The average life of mortgage loans tends to increase when current market mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current market interest rates.

Origination, Purchase and Sale of Loans. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes western Pennsylvania, through officers of the Company who evaluate applications received at all of the Company's locations. Such applications are primarily received through referrals by real estate agents, attorneys and builders, as well as through customer walk-ins. The Company also originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Banks' loan products to a variety of customers throughout western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated at the Company's locations in the primary market area.

Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company's mortgage banking correspondent relationships. The processing, underwriting and approval of real estate and commercial business loans is performed primarily at the Company's Ellwood City and Wexford offices. The Company believes this centralized approach to evaluating such loan applications allows it to review, process and approve such applications more efficiently and effectively than would be afforded by a decentralized approach. The Company also believes that this approach enhances its ability to service and monitor these types of loans. The Company's mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to 1% of the loan amount. Underwriting of these loans is performed by the Company. Due to the average size of the consumer loans originated by the Company, processing, underwriting, approval and servicing of such loans is generally performed at the branch offices where such loans are originated.

In the past, funds generated by the Company's operations have exceeded the amount of loan demand experienced in its primary market area. On occasion, the Company has purchased single-family, owner-occupied residential, whole loans or loan participations in those instances where demand for new loan originations did not fulfill its needs. These loans are secured by real estate properties located within the U.S. As of December 31, 1997, $12.8 million or 3.6% of the Company's total loans receivable consisted of whole loans, leases and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 1997, all of the Company's purchased loans were serviced by the sellers.

The Company's residential real estate loans are originated under terms, conditions and documentation requirements which permit their sale in the secondary market. The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, from time to time over the past several years, the Company has originated and sold 30-year fixed-rate residential loans as a means of satisfying the demand for such loans within the Company's primary market area when market interest rates on such loans did not meet the Company's prevailing asset/liability gap and investment objectives.

The following table sets forth the Company's loan activity including, originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             1997            1996            1995
---------------------------------------------------------------------------------------------------------------------
Net loans receivable at beginning of period                              $216,865        $183,878        $161,630

  Loans associated with acquisition of Troy Hill                           90,037             -               -
  Originations:
    Single family residential real estate                                  59,141          43,938          26,729
    Multi-family residential and commercial real estate                    5,266           9,157           4,075
    Construction                                                           11,472           5,623           6,155
    Consumer                                                               24,528          24,154          22,574
    Commercial business                                                     9,046           5,872           2,452
                                                                         --------        --------        --------
                                                                          109,453          88,744          61,985
  Purchases                                                                    -              492           2,499
  Repayments on loans                                                     (79,033)        (55,213)        (41,326)
  Sales                                                                        -             (268)           (971)
  Transfers to real estate acquired through foreclosure                      (201)            (55)           (103)
  Other changes                                                              (364)           (713)            164
                                                                         --------        --------        --------
Net loans receivable at end of period                                    $336,757        $216,865        $183,878
                                                                         ========        ========        ========
---------------------------------------------------------------------------------------------------------------------

Loan Underwriting Policies. The Company's lending activities are subject to written non-discriminatory underwriting standards and loan procedures prescribed by the Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Board of Directors. The Company has established three levels of lending authority. Loans must be approved by loan officers, internal loan committees and/or, depending on the amount and characteristics of the loan, the Board of Directors.

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience.

All loans in excess of an individual's designated limits are referred to the officer with the requisite authority or the Officers' Loan Committee of the respective subsidiary bank that is evaluating the loan application. The President and Chief Executive Officer of the Company has approval authority equal to the Federal Home Loan Mortgage Corporation's (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate, up to $100,000 for secured commercial business loans and up to $75,000 for unsecured commercial business loans and consumer loans. Other members of the Officers' Loan Committees have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committees, which consist of the President and Chief Executive Officer, Senior Vice President of Lending, Senior Vice President -- Community Reinvestment Officer, Vice President -- Commercial Real Estate Lending, Vice President -- Consumer Lending, Vice President -- Lending and Vice President -- Residential Loan Manager, are authorized to act on all loan applications up to an aggregate of $1,000,000.

The third level of lending authority is reserved for the Board of Directors or the Board's Executive Committee, which serve as the approval bodies for all loans above the aggregate of $1,000,000. In addition, the Board of Directors ratifies all loans originated by the Company.

It is the Company's policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy, which ensures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Many borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements for items such as real estate taxes and insurance are made.

The Company is permitted by regulation to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all mortgage products, including new construction, and permits LTV ratios of up to 95% provided that private mortgage insurance is obtained. Depending on the LTV ratio, the Company requires such insurance coverage in amounts equal to 20% to 30% of the principal balance of the loan.
On a more limited basis, the Company also offers other programs where loans can be granted in excess of the 80% LTV ratio. These programs are limited since they do not require private mortgage insurance. Annual production limits are established by the Board of Directors. The programs include a 90% LTV ratio mortgage product and a 100% LTV ratio home equity product. The Company has also offered products for low- and moderate-income borrowers which can exceed the 80% LTV ratio. These low- and moderate-income borrower programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under federal law, loans-to-one-borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 1997, ESB and Troy Hill were permitted to lend approximately $7.6 million and $1.8 million, respectively, to one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to approximately $6.8 million. As of December 31, 1997, the Company had no outstanding loans and commitments to one individual borrower which exceeded the Banks' internal or regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 1997, $223.0 million or 63.2% of the total loan portfolio consisted of single-family residential mortgage loans.

Fixed rate residential loans are generally originated by the Company with 15 to 30 year terms. Substantially all of the Company's long-term, fixed rate residential mortgage loans originated include "due-on-sale" clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage. The Company enforces due-on-sale clauses.

In addition to standard fixed rate mortgage loans, the Company offers adjustable-rate mortgage loans (ARMs) with 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five, seven and ten-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five, seven or ten years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company's seven and ten year products is capped at 6.0%. The ARMs offered by the Company, as well as many other thrift institutions, provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. ARM loans decrease the risks associated with changes market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date, and the Company, during the application process, assesses the borrowers ability to repay based the fully-indexed rate for the first two years.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of spec homes and owner-occupied single family dwellings in the Company's primary market area. As of December 31, 1997 the Company had $29.7 million or 8.4% of the total loan portfolio outstanding in construction loans, including $17.7 million in owner-occupied residential construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest-rate margin and the frequency of the adjustment.

The Company finances the construction of certain residential development projects, including spec homes, with contractors and developers in the Company's market area. These loans do not have a permanent portion as they are short term loans repaid via the proceeds from the sale of the lots or spec homes constructed with the loan proceeds. These projects are typically financed under builder lines-of-credit. As of December 31, 1997, builder lines-of-credit were extended to 13 builders with $5.6 million outstanding under lines approved in the aggregate amount of $12.0 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 1997, the Company had $40.2 million, or 11.4% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

Commercial real estate and multi-family mortgage loans are generally priced at prevailing market interest rates at the time of origination. Loans originated are typically adjustable-rate loans. The commercial real estate loans in the Company's portfolio are generally secured by apartment buildings, office buildings, small retail shopping centers and other income-producing properties.

The Company generally will not originate a commercial real estate or multi-family mortgage loan with a loan balance of greater than 80% of the appraised value of the property. The Company requires a positive cash flow at least sufficient to cover the debt service on all commercial real estate loans.

Commercial real estate and multi-family residential mortgage lending entails significant additional risks as compared with single-family residential mortgage lending. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy in general.

Consumer Lending. As of December 31, 1997, the Company's consumer loan portfolio totaled $51.7 million or 14.6% of its total loan portfolio. Under federal law, the Company, through its subsidiary savings banks, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution's total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company's branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Company's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan.

As of December 31, 1997, the Company's largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms up to 15 years. As of December 31, 1997, $32.7 million or 63.2% of the Company's consumer loan portfolio was made up of home equity loans.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important in its efforts to maintain diversity as well as to shorten the average maturity of its loan portfolio.

Commercial Business Lending. Commercial business loans and lines of credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. As of December 31, 1997, commercial business loans amounted to $8.4 million or 2.4% of the Company's total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 1997, the Company was servicing $2.0 million of loans for the FHLMC. Loans purchased are generally serviced by the financial institution which originated the loans. Those financial institutions collect a fee for servicing the loans.

Loan Origination Fees and Other Fees. The Company receives income in the form of loan origination and other fees on both loans originated and on loans purchased in the secondary market. Such loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loan as an adjustment to the yield on the loan.

Delinquencies and Classified Assets
-----------------------------------

Delinquent Loans and Real Estate Acquired Through Foreclosure (REO). Typically, a loan is considered delinquent and a late charge is assessed when the borrower has not made a payment within fifteen days from the payment due date. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

If the delinquency exceeds 60 days, the Company works with the borrower to set up a satisfactory repayment schedule. Loans are considered non-accruing upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee's sale at which the Company may be the buyer.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Company generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 1997, the Company's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $4.1 million or 0.45% of the Company's total assets.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as "substandard," "doubtful," or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Company's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Company classifies a problem asset as a loss, the asset is charged off within a reasonable period of time.

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company's policy and applicable regulations. As of December 31, 1997, the Company's classified and criticized assets amounted to $8.1 million with $3.6 million classified as substandard, $1.1 million classified as doubtful, $59,000 classified as loss and $3.3 million identified as special mention.

The following table sets forth information regarding the Company's non-performing assets as of December 31:

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                 1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
 Real estate loans                                           $1,416           $285           $599         $2,165         $1,635
 Consumer and commercial business                             2,386          3,799            200            104            119
                                                         -------------- -------------- -------------- -------------- --------------
Total non-accrual loans                                       3,802          4,084            799          2,269          1,754
                                                         -------------- -------------- -------------- -------------- --------------
 Total as a percentage of total assets                         0.42%          0.58%          0.12%          0.35%          0.43%
                                                         -------------- -------------- -------------- -------------- --------------
Real estate acquired through foreclosure                        288             37             52            294            246
                                                         -------------- -------------- -------------- -------------- --------------
 Total as a percentage of total assets                         0.03%          0.01%          0.01%          0.05%          0.06%
                                                         -------------- -------------- -------------- -------------- --------------
Total non-performing assets                                  $4,090         $4,121           $851         $2,563         $2,000
                                                          =============  =============  =============  =============  =============
Total non-performing assets
 as a percentage of total assets                               0.45%          0.59%          0.13%          0.40%          0.49%
                                                          =============  =============  =============  =============  =============
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1997, non-accrual consumer and commercial business loans included $2.3 million in non-performing Bennett Funding Group lease loans discussed further in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 11, 12 and 14 of the Company's 1997 Annual Report to Stockholders attached hereto as Exhibit 13.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Company analyzes its loan portfolio and REO properties each month to determine the adequacy of its allowance for losses. Management believes that the Company's allowance for losses as of December 31, 1997 of $4.8 million is adequate to cover potential future losses on the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                   1997           1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                 $3,309         $2,471         $2,475         $1,393        $1,225

 Allowance for loan losses of acquired companies                  866            -              -            1,128           -

 Provision for loan losses                                        799            873             13             41           336

 Charge-offs:
  Real estate loans                                              (120)            (3)           (25)           (27)         (159)
  Consumer and commercial business loans                         (125)           (49)           (22)           (76)          (26)
                                                               -------        -------        -------        -------       -------
                                                                 (245)           (52)           (47)          (103)         (185)

 Recoveries                                                        78             17             30             16            17
                                                               -------        -------        -------        -------       -------
Balance at end of period                                       $4,807         $3,309         $2,471         $2,475        $1,393
                                                               =======        =======        =======        =======       =======

Ratio of net charge-offs to average loans outstanding            0.05%          0.02%          0.01%          0.07%         0.22%
                                                               =======        =======        =======        =======       =======
Ratio of allowance to total loans at end of period               1.36%          1.46%          1.29%          1.43%         1.64%
                                                               =======        =======        =======        =======       =======
Balance at end of period applicable to:
 Real estate loans                                             $2,283         $1,733         $1,803         $1,889        $1,163
 Consumer and commercial business loans                         2,524          1,576            668            586           230
                                                               -------        -------        -------        -------       -------
Balance at end of period                                       $4,807         $3,309         $2,471         $2,475        $1,393
                                                               =======        =======        =======        =======       =======
-----------------------------------------------------------------------------------------------------------------------------------

Interest-Earning Deposits
-------------------------

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. Such funds also satisfy, in part, the OTS liquidity requirement. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-bearing deposits at the FHLB of Pittsburgh totaled $3.6 million as of December 31, 1997.

Investment Activities
---------------------

General. The Company's investment activities involve investment in numerous types of investment securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and savings institutions, commercial paper, corporate debt securities, tax-exempt obligations (including primarily municipal obligations of state and local governments), mutual funds, bankers' acceptances and federal funds.

The Company also maintains a portfolio of mortgage-backed securities which are insured or guaranteed by FHLMC, the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table summarizes the Company's investment securities as of December 31:

---------------------------------------------------------------------------------------------------
(In thousands)                           Amortized      Unrealized      Unrealized         Fair
                                           cost            gains          losses           value
---------------------------------------------------------------------------------------------------
Available for sale:
-------------------
  December 31, 1997:
    U.S. Government securities            $ 4,015          $   39          $   -          $ 4,054
    Municipal securities                   53,782           1,864              (4)         55,642
    Equity securities                       1,265              29              -            1,294
                                          -------          ------          ------         -------
                                          $59,062          $1,932          $   (4)        $60,990
                                          =======          ======          ======         =======
  December 31, 1996:
    U.S. Government securities            $32,489          $   19          $ (612)        $31,896
    Municipal securities                   56,084             679            (225)         56,538
    Equity securities                         250               3              -              253
                                          -------          ------          ------         -------
                                          $88,823            $701           ($837)        $88,687
                                          =======          ======          ======         =======
Held to maturity:
-----------------
  December 31, 1997:
    U.S. Government securities            $15,479          $   57          $  (58)        $15,478
    Municipal securities                    7,536              96              (1)          7,631
                                          -------          ------          ------         -------
                                          $23,015            $153            ($59)        $23,109
                                          =======          ======          ======         =======
  December 31, 1996:
    U.S. Government securities            $17,489          $   30          $ (278)        $17,241
    Municipal securities                      593              16              (1)            608
                                          -------          ------          ------         -------
                                          $18,082          $   46          ($ 279)        $17,849
                                          =======          ======          ======         =======
---------------------------------------------------------------------------------------------------

The following table summarizes the Company's mortgage-backed securities as of December 31:

---------------------------------------------------------------------------------------------------
(In thousands)                           Amortized      Unrealized      Unrealized         Fair
                                           cost            gains          losses           value
---------------------------------------------------------------------------------------------------
Available for sale:
-------------------
  December 31, 1997:
    GNMA                                 $183,156          $  803         $  (299)       $183,660
    FNMA                                   89,607             616            (285)         89,938
    FHLMC                                  73,681             664            (168)         74,177
    Collateralized mortgage obligations    17,844             121             (68)         17,897
                                         --------          ------         --------       --------
                                         $364,288          $2,204         $  (820)       $365,672
                                         ========          ======         ========       ========
  December 31, 1996:
    GNMA                                 $ 77,048          $  639         $  (353)       $ 77,334
    FNMA                                   97,681             656            (618)         97,719
    FHLMC                                  78,736             454            (394)         78,796
    Collateralized mortgage obligations     5,636              27             (70)          5,593
                                         --------          ------         --------       --------
                                         $259,101          $1,776         $(1,435)       $259,442
                                         ========          ======         ========       ========
Held to maturity:
  December 31, 1997:
    FNMA                                 $ 49,589          $   26         $  (638)       $ 48,977
    FHLMC                                  18,755            -               (256)         18,499
                                         --------          ------         --------       --------
                                         $ 68,344          $   26         ($  894)       $ 67,476
                                         ========          ======         ========       ========
  December 31, 1996:
    FNMA                                 $ 56,160          $  -           $(1,659)       $ 54,501
    FHLMC                                  21,958             -              (747)         21,211
                                         --------          ------         --------       --------
                                         $ 78,118          $  -           ($2,406)       $ 75,712
                                         ========          ======         ========       ========
---------------------------------------------------------------------------------------------------

The following table sets forth the activity in the Company's mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)                              1997            1996            1995
-------------------------------------------------------------------------------------------------
Mortgage-backed securities at the beginning of period     $337,560        $378,094        $412,347

  Mortgage-backed securities acquired in connection with
    acquisition of Troy Hill                                 2,335             -               -
  Purchases                                                200,311          97,406          72,340
  Sales                                                    (35,269)        (66,185)        (50,471)
  Repayments                                               (71,042)        (70,413)        (60,780)
  Net premium amortization                                    (922)         (1,035)           (930)
  Change in unrealized gain (loss) on mortgage-backed
    securities available for sale                            1,043            (307)          5,588
                                                          --------        --------        --------
Mortgage-backed securities at the end of period           $434,016        $337,560        $378,094
                                                          ========        ========        ========
Weighted average yield at the end of the period               6.84%           6.72%           6.53%
                                                          ========        ========        ========
-------------------------------------------------------------------------------------------------

The following table shows the maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 1997.

--------------------------------------------------------------------------------
(in thousands)                       Available for sale       Held to maturity
                                    --------------------     -------------------
                                    Amortized      Fair      Amortized    Fair
                                      cost        value        cost      value
--------------------------------------------------------------------------------
Due in one year or less             $    515     $    515    $     -     $     -
Due from one year to five years       16,639       16,667     29,721      29,412
Due from five to ten years            39,343       39,577     11,756      11,686
Due after ten years                  366,853      369,903     49,882      49,487
                                    --------     --------    -------     -------
                                    $423,350     $426,662    $91,359     $90,585
                                    ========     ========    =======     =======
--------------------------------------------------------------------------------

Due to prepayments of the underlying loans collateralizing mortgage-backed securities, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

As members of the FHLB system, the Banks are required to meet certain minimum levels of liquid assets which are subject to change from time to time. The Company's liquidity fluctuates with deposit flows, funding requirements for loans and other assets and the relative returns between liquid investments and various loan products.

The Board of Directors has established an investment policy, which provides for priorities for the Company's investments with respect to the safety of the principal amount, liquidity, generation of income, management of interest rate risk and capital appreciation. The policy permits investment in various types of liquid assets including, among others, U.S. Treasury and federal agency securities, municipal obligations, investment grade corporate bonds, and federal funds.

Sources of Funds
----------------

General. The Company's primary sources of funds for its lending and investment activities are deposits, principal and interest payments on loans and mortgage-backed securities, interest on securities and interest-bearing deposits, advances from the FHLB of Pittsburgh and reverse repurchase agreement borrowings.

Deposits. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The primary types of deposit accounts are regular savings, checking and money market accounts and certificate accounts. The primary source of these deposits is the market area in which the Banks' offices are located. The Company typically relies on customer service, advertising and existing relationships with customers to attract and retain deposits. Deposit flows are significantly influenced by the general state of the economy, general market interest rates and the effects of competition. The Company typically pays competitive interest rates within its market area but does not seek to match the highest rates paid by competing institutions in its primary market area.

The following table sets forth the distribution of the Company's deposits by type as of December 31:

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                            1997                      1996                      1995
                                              -----------------------   ------------------------   ------------------------
                                                 Amount         %           Amount         %           Amount         %
---------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                    $  4,675         1.2%        $  5,082       1.5%        $  3,776       1.1%
Interest-bearing demand deposits                 150,994        37.8%         137,807      41.4%         139,561      41.2%
Time deposits                                    243,899        61.0%         190,000      57.1%         195,157      57.7%
                                                --------       ------        --------     ------        --------     ------
                                                $399,568       100.0%        $332,889     100.0%        $338,494     100.0%
                                                ========       ======        ========     ======        ========     ======
---------------------------------------------------------------------------------------------------------------------------

The Company had a total of $24.1 million, $17.5 million and $19.6 million in time deposits of $100,000 or more as of December 31, 1997, 1996 and 1995, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 1997 which mature in the periods presented:

--------------------------------------------------------------------------------------------
(In thousands)             1 to 12     More than 1  More than 2     After 3
   Range of Rates           months      to 2 years   to 3 years      years         Total
--------------------------------------------------------------------------------------------
   2.50%   to   4.49%      $ 11,374       $     2      $   -        $   -        $ 11,376
   4.50%   to   6.49%       125,126        43,639       26,846       16,084       211,695
   6.50%   to   8.49%         8,394         1,253        6,213        2,798        18,658
   8.50%   to  10.49%           956         1,111           -            -          2,067
  10.50%   to  12.49%           103            -            -            -            103
                           --------       -------      --------     --------     --------
                           $145,953       $46,005      $33,059      $18,882      $243,899
                           ========       =======      ========     ========     ========
--------------------------------------------------------------------------------------------

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31:

-------------------------------------------------------------------------------------
(In thousands)
        Range of Rates                          1997            1996            1995
-------------------------------------------------------------------------------------
       2.50%   to   4.49%                    $ 11,376        $  1,492        $  5,825
       4.50%   to   6.49%                     211,695         170,129         159,914
       6.50%   to   8.49%                      18,658          14,767          23,421
       8.50%   to  10.49%                       2,067           3,519           5,997
      10.50%   to  12.49%                         103              93             -
                                             --------        --------        --------
                                             $243,899        $190,000        $195,157
                                             ========        ========        ========
-------------------------------------------------------------------------------------

As of December 31, 1997, the Company had time deposits in amounts of $100,000 or more maturing as follows:


------------------------------------------------------------------------------------------------
(In thousands)                                                                         Amount
------------------------------------------------------------------------------------------------
Three months or less                                                                   $ 5,472
More than three through six months                                                       4,448
More than six through twelve months                                                      6,734
More than twelve months                                                                  7,397
                                                                                       -------
                                                                                       $24,051
                                                                                       =======
------------------------------------------------------------------------------------------------

The following table sets forth the net deposit flows during the year ended December 31:

------------------------------------------------------------------------------------------------------------------
(In thousands)                                                           1997            1996            1995
------------------------------------------------------------------------------------------------------------------
Decrease before interest credited and acquisition                      $(3,829)       $(20,089)        $(9,448)
Deposits assumed in connection with acquisition of Troy Hill            53,783            -               -
Interest credited                                                       16,725          14,484          14,117
                                                                       --------        --------        -------
Net deposit increase (decrease)                                        $66,679        $ (5,605)        $ 4,669
                                                                       ========        ========        =======
------------------------------------------------------------------------------------------------------------------

Borrowings. While deposits are the primary source of funds for the Company's lending and investment activities and general business purposes, the Company, also borrows funds from the FHLB of Pittsburgh and through reverse repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company's stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31,

1997, the Company had outstanding advances with the FHLB of $355.1 million. See also "Regulation -- Regulation of the Banks -- FHLB System".

The Company has entered into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements were delivered to the FHLB (who holds the majority of the Company's securities in safekeeping) or the respective independent third party brokerage firm who arranged the transaction.

The following table sets forth the Company's borrowing as of December 31:

-------------------------------------------------------------------------------------------------------
(In thousands)                                          1997              1996              1995
-------------------------------------------------------------------------------------------------------
FHLB advances                                          $355,051          $295,522          $248,386
Reverse repurchase agreements                            55,800            13,450            11,000
Treasury tax and loan note payable                          173               223                86
                                                       ---------         ---------         ---------
                                                       $411,024          $309,195          $259,472
                                                       =========         =========         =========
-------------------------------------------------------------------------------------------------------

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

--------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                              1997              1996              1995
--------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding for the year             $203,890          $162,894          $161,874
  Maximum amount outstanding at any month end
    during the year                                     252,899           160,941           164,075
  Balance outstanding at year end                       214,986           158,335           133,940
  Weighted average interest rate during the year           6.08%             6.10%             5.72%
  Weighted average interest rate at year end               6.05%             6.17%             6.07%

Reverse repurchase agreements:
  Average balance outstanding for the year             $ 14,336          $ 13,112          $     60
  Maximum amount outstanding at any month end
    during the year                                      14,855            14,000            11,000
  Balance outstanding at year end                        13,400            13,450            11,000
  Weighted average interest rate during the year           5.89%             5.50%             5.88%
  Weighted average interest rate at year end               5.90%             5.58%             5.88%

Treasury tax and loan note:
  Average balance outstanding for the year             $    125            $    4          $      3
  Maximum amount outstanding at any month end
    during the year                                         173               223               176
  Balance outstanding at year end                           173               223                86
  Weighted average interest rate during the year           5.30%             3.34%             3.59%
  Weighted average interest rate at year end               5.31%             5.18%             5.16%

Total short term borrowings:
  Average balance outstanding for the year             $218,351          $176,010          $161,937
  Maximum amount outstanding at any month end
    during the year                                     267,927           175,164           175,251
  Balance outstanding at year end                       228,559           172,008           145,026
  Weighted average interest rate during the year           6.07%             6.06%             5.72%
  Weighted average interest rate at year end               6.04%             6.12%             6.06%
--------------------------------------------------------------------------------------------------------

Trust Preferred Securities. On December 9, 1997, the Trust, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $25.3 million, 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $25.3 million of 8.625% Junior Subordinated Debentures (the Subordinated Debt) of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of December 31, 2027, on or after December 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date.

Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 7, 1997, the Company may redeem in whole, but not in part, the Subordinated Debt prior to December 31, 2027.

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed.

Subsidiaries
------------

The Banks are permitted by current OTS regulations to invest an amount up to 2% of their respective assets in stock, paid-in surplus and secured and unsecured loans in service corporations. The Banks may invest an additional 1% of its respective assets when the additional funds are utilized for community or inner-city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. Savings institutions meeting these requirements also may make, subject to the loans-to-one borrower limitations, an unlimited amount of conforming loans to service corporations in which the lender does not own or hold more than 10% of the capital stock of certain other corporations meeting specified requirements.

At December 31, 1997, ESB and Troy Hill were authorized under the current regulations to have a maximum investment of $15.1 million and $2.3 million, respectively, in service corporations, exclusive of the additional 1% of assets, investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to their subsidiaries. On that date, ESB had a $346,000 investment in AMSCO, Inc. (AMSCO), its wholly owned service corporation.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. As of December 31, 1997, AMSCO had total assets, consisting primarily of investments in two joint ventures, of $443,000.

The first joint venture, Westchase Development, consists of a 50% interest in a partnership with a local developer. Westchase purchased approximately 20 acres of undeveloped land in Findlay Township, Allegheny County, PA in April 1991 and developed the land into 54 lots for the purpose of building single-family residential dwellings. ESB is providing financing for the project. As of December 31, 1997, two of the 54 lots remain unsold.

The second joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA to develop a parcel of property and construct a commercial office building to be partially utilized as a branch office for ESB. As of December 31, 1997, AMSCO had a $325,000 investment in ESB Bank Building Associates.

A savings institution is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Banks which are engaged in such activities are subject to exclusion from their respective regulatory capital calculation. See "Regulation -- Regulation of the Banks -- Regulatory Capital Requirements".

REGULATION

Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Banks. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company
-------------------------

General. The Company is a registered savings and loan holding company pursuant to the Home Owners' Loan Act, as amended (HOLA). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As subsidiaries of a savings and loan holding company, ESB and Troy Hill are subject to certain restrictions in their dealings with the Company and affiliates thereof.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the saving association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation -- Regulation of the Banks -- Qualified Thrift Lender Test".

Since the Company controls more than one savings institution, it is considered a multiple savings and loan holding company. Except where such acquisitions are pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Banks or other subsidiary savings banks) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and non-objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Banks were in compliance with the above restrictions.

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

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (FDIA); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered banks or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

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

Regulation of the Banks
-----------------------

General. The Banks are federally chartered savings banks, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Banks are subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of their operations. The Banks are members of the FHLB of Pittsburgh and are subject to certain limited regulation by the Federal Reserve Board.

Federal Savings Association Regulation. The OTS has extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. Such regulation and supervision is primarily intended for the protection of depositors.

The investment and lending authority of the Banks are prescribed by federal laws and regulations, and are prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

There are limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. For further information about the Company's regulatory lending limits, see "Business -- Lending Activities -- Loan Underwriting Policies".

OTS enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

Insurance of Accounts. The deposits of the Banks are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF, administered by the FDIC and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Banks, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Company's deposit insurance.

On November 14, 1995, the FDIC lowered the insurance rates for commercial banks and certain savings banks through the Bank Insurance Fund (BIF) to zero to 4 basis points on insured deposits (subject to a $2,000 minimum) as the commercial banks had reached the required capitalization level of $1.25 for each $100 of insured deposits.

On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Implementing FDIC regulations imposed a one-time special assessment equal to
65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Company's one-time special assessment amounted to $2.2 million ($1.3 million net of tax) or $.31 per diluted share. The payment of such special assessment had the effect of immediately reducing the Company's capital by such amount.

In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation (FICO). From 1997 through 1999, SAIF members will pay 6.5 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Company's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.5 basis points effective January 1, 1997.

Thrift Charter. Congress has been considering legislation in various forms that would require thrifts, such as the Banks, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Banks.

Liquidity Requirements. The Banks are required to maintain an average daily balance of liquid assets equal to at least 4% of the sum of their respective average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and savings flows of all savings banks and is currently 4.0%.

Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The OTS designates as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed for failure to meet liquidity requirements.
As of December 31, 1997, ESB's and Troy Hill's liquidity ratios were in compliance with regulatory requirements at 9.0% and 8.0%, respectively. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations. The Company has consistently maintained liquidity levels in excess of the minimum requirements.

Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. The regulatory capital standards for savings associations generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

Current OTS capital standards require savings associations to satisfy three different OTS capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum core capital ratio of 4.0% in order to be adequately capitalized. See "--Prompt Corrective Action".) For purposes of the regulation, core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits and "qualifying supervisory goodwill". Core capital is generally reduced by the amount of a savings association's intangible assets, although limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles capable of being sold in the market. Tangible capital is core capital less qualifying supervisory goodwill and all other intangible assets, with only a limited exception for purchased mortgage servicing rights. The Banks had no supervisory goodwill as of December 31, 1997, and, accordingly, none was included in their capital calculations. As of December 31, 1997, ESB and Troy Hill had approximately $4.1 million and $2.5 million, respectively, in intangible assets which were deducted for their respective capital calculations.

Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible for national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). As of December 31, 1997, the Banks did not have any significant investments in nor any extensions of credit to non-includable subsidiaries.

A savings association is allowed to include both core capital and supplementary capital in its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings bank's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, and qualifying residential bridge loans made directly for the construction of one-to-four-family residences; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four-family residential real estate loans more than 90 days delinquent and for repossessed assets. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

OTS policy imposes a limitation on the amount of net deferred tax assets under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities). Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital.

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

As of December 31, 1997, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.3%, 6.3% and 21.4%, respectively. As of December 31, 1997, Troy Hill was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 10.0%, 10.0% and 15.7%, respectively.

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

Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. Certain actions are required by law, as discussed below. The OTS's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 1997, the Banks were in the "well capitalized" category.

Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments
(QTIs). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1997, the amount of the Banks' assets, individually and in the aggregate, which were invested in QTIs exceeded the percentage required to qualify each of the Banks under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Restrictions on Capital Distributions. The OTS regulates capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, Tier 1 banks, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Under the regulation, ESB and Troy Hill are "Tier 1" institutions.

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

On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3.0% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized". Because the Banks are subsidiaries of the Company, the proposal, however, would require either Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Company does not believe that the proposal will adversely affect the ability of the Banks to make capital distributions if it is adopted substantially as proposed.

Federal Home Loan Bank System. The Banks are members of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. ESB and Troy Hill as members of the FHLB of Pittsburgh, are each required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. As of December 31, 1997, ESB and Troy Hill had $15.5 million and $2.3 million investments, respectively, in the stock of the FHLB of Pittsburgh, and were in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets.
Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. As of December 31, 1997, the Company had $355.1 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1997, dividends paid by the FHLB of Pittsburgh to the Company totaled $1.1 million.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 1997, the Banks were in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Branching by Federal Associations. The OTS "Policy Statement on Branching by Federal Savings Associations" permits interstate branching to the full extent permitted by statute (which is essentially unlimited).

Generally, federal law prohibits federal thrifts from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) (IRS Test). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled thrift (however, if the troubled association is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not quality under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the thrift is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the association's conversion to a federal charter.

The OTS will also evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977, as amended (CRA). A poor CRA record may be the basis for denial of a branching application.

Safety and Soundness. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. Effective August 9, 1995, the federal banking agencies, including the OTS, implemented final rules and guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Banks are required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Banks believe that they have been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

FEDERAL AND STATE TAXATION

General. The Company and the Banks are subject to federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of federal taxation is intended to only summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the thrifts.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves. Prior to 1996, the Banks were permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Banks' bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Banks' base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Banks do not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 1996 (the most recent date for which a tax return has been filed) include approximately $13.9 million representing such bad debt deductions for which no deferred income taxes have been provided.

Distributions. If the Banks distribute cash or property to their sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Banks to have additional taxable income. A distribution to stockholders is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the distribution exceeds each Banks' accumulated earnings and profit subsequent to December 31, 1951 or (b) the distribution is a "non-dividend distribution". A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits of the Banks. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Net Operating Loss Carryovers. For the years beginning after August 5, 1997, a financial institution, like the Banks, may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 1997, the Banks had no net operating loss carryforwards for federal income tax purposes.

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

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

The Banks are subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (MITA), which previously imposes a tax at a rate of 11.5% of a qualified thrift savings institution's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts qualified savings institutions from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Interest earned on U.S. and Commonwealth of Pennsylvania government obligations are exempt from MITA income tax.

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. The Company's federal income tax returns have been examined through 1995. Tax years 1996 and 1997 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel
---------

As of December 31, 1997, the Company had 114 full-time and 47 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Item 2.  Properties
-------------------

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 1997.

----------------------------------------------------------------------------------------------------------
                                                       Owned        Lease         Net Book      Percent
                                                         or       Expiration      Value or      of Total
Location                                               Leased        Date       Annual Rent     Deposits
----------------------------------------------------------------------------------------------------------
Corporate Headquarters and ESB Main Office:
-------------------------------------------

 Ellwood City Office                                   Owned          --        $845,000             27.3%
 600 Lawrence Avenue, Ellwood City, PA   16117

ESB Branch Offices:
-------------------

 Aliquippa Office                                      Owned          --        $147,000              9.3%
 2301 Sheffield Road, Aliquippa, PA   15001

 Ambridge Office                                       Owned          --        $101,000             13.7%
 506 Merchant Street, Ambridge, PA   15003

 Center Township Office                                Owned          --        $191,000              2.5%
 1207 Brodhead Road, Monaca, PA   15061

 Coraopolis Office                                     Owned          --        $ 52,000              3.1%
 900 Fifth Avenue, Coraopolis, PA   15108

 Fox Chapel Office                                     Owned          --        $294,000              9.0%
 1060 Freeport Road, Pittsburgh, PA   15238

 Franklin Township Office                              Leased      10/31/98     $ 30,000              4.8%
 269 State Route 288, Ellwood City, PA   16117

 New Castle Office                                     Leased      04/30/99     $ 38,000             11.3%
 Route 65, New Castle, PA   16101

 Zelienople Office                                     Leased      11/30/02     $ 13,000              5.0%
 Route 19, Zelienople, PA   16063

Troy Hill Branch Offices:
-------------------------

 Troy Hill Office                                      Owned          --        $453,000             12.7%
 1706 Lowrie Street, Pittsburgh, PA   15212

 Wexford Office                                        Leased    Month to Month $ 26,400              1.3%
 11279 Perry Highway, Wexford, PA   15090

Other Properties:
-----------------

 Drive-through Facility                                Owned          --        $ 73,000               NA
 618 Beaver Avenue, Ellwood City, PA   16117

 Parking Lot                                           Owned          --        $ 23,000               NA
 611 Lawrence Avenue, Ellwood City, PA   16117

 Franklin Township Property                            Owned          --        $ 82,000               NA
 Mercer Road and Mecklem Lane, Ellwood City, PA   16117

 Findlay Township Property                             Owned          --        $259,000               NA
 Route 30, Clinton, PA   15026

 Wexford Property                                      Owned          --        $305,000               NA
 Route 910, Wexford, PA   15090
----------------------------------------------------------------------------------------------------------

Item 3.  Legal Proceedings
--------------------------

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" on pages 47 and 48 of the Company's 1997 Annual Report to Stockholders attached hereto as Exhibit 13 (1997 Annual Report).

Item 6.  Selected Financial Data
--------------------------------

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" on page 4 of the Company's 1997 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 19 of the Company's 1997 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations Asset and Liability Management" on pages 15 to 17 of the Company's 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The information required herein is incorporated by reference from pages 20 to 46 of the Company's 1997 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Election of Directors" on pages 4 to 11 of the definitive proxy statement of the Company (Proxy Statement).

Item 11.  Executive Compensation
--------------------------------

The information required herein is incorporated by reference from the section captioned "Executive Compensation" on pages 11 to 21 of the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required herein in incorporated by reference from pages 2, 3 and 5 to 8 of the Company's Proxy Statement.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required herein is incorporated by reference from the subsection captioned "Executive Compensation -- Indebtedness of Management" on pages 20 and 21 of the Company's Proxy Statement.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from
         Item 8 hereof (See Exhibit 13):

         Accountant's Report

         Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Changes Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

 (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

         No.       Exhibits
         ---       --------

         3 (a)     Amended and Restated Articles of Incorporation (1)
         3 (b)     Bylaws(1)
         4         Specimen Common Stock Certificate (2)
         10(a)     Stock Option Plan (2) (4)
         10(b)     Employee Stock Ownership Plan (2) (4)
         10(c)     Management Development and Recognition Plan and Trust
                   Agreement (2) (4)
         10(d)     Employment Agreement with Charlotte A. Zuschlag (2) (4)
         10(e)     1992 Stock Incentive Plan (3) (4)
         10(f)     1997 Stock Option Plan (4)
         11        Statement RE Computation of Per Share Earnings
         13        1997 Annual Report to Stockholders
         22        Subsidiaries of the Registrant -- Reference is made to Item
                   1. "Business -- Subsidiaries" for the required information.
         23        Consent of KPMG Peat Marwick LLP
         27        Financial Data Schedule

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

(b) The Company filed a Form 8-K dated December 17, 1997, to report the declaration of a cash dividend of $0.09 per common share payable on January 23, 1998 to stockholders of record at the close of business on December 31, 1997.
(c)  See (a)(3) above for all exhibits filed herewith and the exhibit index
(d) There are no other financial statements and financial statement schedules which were excluded from the 1997 Annual Report which are required to be included herein.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENNFIRST BANCORP, INC.

Date: March 27, 1998                By: /s/ Charlotte A. Zuschlag
                                        -------------------------------
                                        Charlotte A. Zuschlag
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Charlotte A. Zuschlag                            Date:  March 27, 1998
    ------------------------------------------------
     Charlotte A. Zuschlag
     President and Chief Executive Officer, Director

By:  /s/ Charles P. Evanoski                              Date:  March 27, 1998
    ------------------------------------------------
     Charles P. Evanoski
     Senior Vice President and Chief Financial Officer

By:  /s/ William B. Salsgiver                             Date:  March 27, 1998
    ------------------------------------------------
     William B. Salsgiver
     Chairman of the Board

By:  /s/ Herbert S. Skuba                                 Date:  March 27, 1998
    ------------------------------------------------
     Herbert S. Skuba
     Vice Chairman of the Board of Directors

By:  /s/ George William Blank, Jr.                        Date:  March 27, 1998
    ------------------------------------------------
     George William Blank, Jr.
     Director

By:  /s/ Charles Delman                                   Date:  March 27, 1998
    ------------------------------------------------
     Charles Delman
     Director

By:  /s/ Lloyd L. Kildoo                                  Date:  March 27, 1998
    ------------------------------------------------
     Lloyd L. Kildoo
     Director

By:  /s/ Edmund C. Smith                                  Date:  March 27, 1998
    ------------------------------------------------
     Edmund C. Smith
     Director

By:  /s/ Edwin A. Thaner                                  Date:  March 27, 1998
    ------------------------------------------------
     Edwin A. Thaner
     Director

By:  /s/ William C. Marsh                                 Date:  March 27, 1998
    ------------------------------------------------
     William C. Marsh
     Vice President, Treasurer and Controller