Form 10-Q
period 1998-03-31
PENNFIRST BANCORP INC
filed 1998-05-14
CIK 872835

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 1998


                         Commission File Number: 0-19345


                             PENNFIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                          25-1659846
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 600 Lawrence Avenue, Ellwood City, PA                                16117
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


                                 (724) 758-5584
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


       Number of shares of common stock outstanding as of April 30, 1998:

 Common Stock, $0.01 par value                                 5,202,021 shares
 -----------------------------                                 ----------------
             (Class)                                             (Outstanding)


===============================================================================

                             PENNFIRST BANCORP, INC.

                                TABLE OF CONTENTS


                       PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            as of March 31, 1998 (Unaudited) and December 31, 1997............1

            Consolidated Statements of Operations for the three
            months ended March 31, 1998 and 1997 (Unaudited)..................2

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1998 and 1997 (Unaudited)..................3

            Notes to Consolidated Financial Statements........................5

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......15


                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................16

Item 2.     Changes in Securities............................................16

Item 3.     Defaults Upon Senior Securities..................................16

Item 4.     Submission of Matters to a Vote of Security Holders..............16

Item 5.     Other Information................................................16

Item 6.     Exhibits and Reports on Form 8-K.................................16

            Signatures.......................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    PennFirst Bancorp, Inc. and Subsidiaries
                 Consolidated Statements of Financial Condition
         As of March 31, 1998 (Unaudited) and December 31, 1997 (Dollar
                    amounts in thousands, except share data)


                                                                                                March 31,           December 31,
                                                                                                  1998                  1997
                                                                                              (Unaudited)
                                                                                              -----------           ------------
                                     Assets
Cash on hand and in banks                                                                     $   2,329              $   3,108
Interest-earning deposits                                                                         6,541                  3,795
Federal funds sold                                                                                  546                 12,044
Securities available for sale; cost of $461,089 and $423,350                                    464,322                426,662
Securities held to maturity; market value of $87,558 and $90,585                                 88,042                 91,359
Loans receivable, net                                                                           346,283                336,757
Accrued interest receivable                                                                       6,547                  6,075
Federal Home Loan Bank (FHLB) stock                                                              18,288                 17,826
Premises and equipment, net                                                                       3,296                  3,319
Real estate acquired through foreclosure, net                                                       288                    288
Prepaid expenses and other assets                                                                 9,068                  9,537
                                                                                              ---------              ---------
             Total assets                                                                     $ 945,550              $ 910,770
                                                                                              =========              =========

                        Liabilities and Stockholders' equity

Liabilities:
     Deposits                                                                                 $ 401,587              $ 399,568
     Advance payments by borrowers for taxes and insurance                                        3,539                  3,298
     Borrowed funds                                                                             442,183                411,024
     Guaranteed preferred beneficial interest in subordinated debt, net                          23,996                 24,146
     Accrued expenses and other liabilities                                                       6,198                  4,225
                                                                                              ---------              ---------
         Total liabilities                                                                      877,503                842,261
                                                                                              ---------              ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                  -                      -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         5,819,808 and 5,819,808 shares issued;
         5,228,205 and 5,270,553 shares outstanding                                                  58                     58
     Additional paid-in capital                                                                  48,703                 48,646
     Treasury stock, at cost; 591,603 and 549,255 shares                                         (8,372)                (7,363)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                        (2,892)                (2,551)
     Unvested shares held by Management Recognition Plan                                           (237)                  (237)
     Retained earnings, substantially restricted                                                 28,654                 27,747
     Other comprehensive income, net                                                              2,133                  2,209
                                                                                              ---------              ---------
         Total stockholders' equity                                                              68,047                 68,509
                                                                                              ---------              ---------
             Total liabilities and stockholders' equity                                       $ 945,550              $ 910,770
                                                                                              =========              =========

                    PennFirst Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations
         For the three months ended March 31, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                       ----------------------
                                                                                                       1998              1997
                                                                                                       ----              ----
Interest income:
     Loans receivable                                                                                $ 6,816           $ 4,309
     Securities available for sale                                                                     7,232             5,927
     Securities held to maturity                                                                       1,346             1,438
     FHLB stock                                                                                          289               236
     Deposits with banks and federal funds sold                                                           69                41
                                                                                                     -------           -------
         Total interest income                                                                        15,752            11,951
                                                                                                     -------           -------

Interest expense:
     Deposits                                                                                          4,288             3,593
     Borrowed funds                                                                                    6,518             4,742
     Guaranteed preferred beneficial interest in subordinated debt                                       556                 -
                                                                                                     -------           -------
         Total interest expense                                                                       11,362             8,335
                                                                                                     -------           -------

Net interest income                                                                                    4,390             3,616
     Provision for loan losses                                                                             -               200
                                                                                                     -------           -------

Net interest income after provision for loan losses                                                    4,390             3,416
                                                                                                     -------           -------

Noninterest income:
     Fees and service charges                                                                            315               194
     Net realized loss on sales of securities available for sale                                          (7)              (37)
     Other                                                                                                10                16
                                                                                                     -------           -------
         Total noninterest income                                                                        318               173
                                                                                                     -------           -------

Noninterest expense:
     Compensation and employee benefits                                                                1,481             1,112
     Premises and equipment                                                                              257               246
     Federal deposit insurance premiums                                                                   62                10
     Data processing                                                                                     128               104
     Other                                                                                               725               561
                                                                                                     -------           -------
         Total noninterest expense                                                                     2,653             2,033
                                                                                                     -------           -------

Net income before provision for income taxes                                                           2,055             1,556
     Provision for income taxes                                                                          505               411
                                                                                                     -------           -------
Net income                                                                                           $ 1,550           $ 1,145
                                                                                                     =======           =======

Net income per share:

     Prior to effect of 10% stock dividend declared April 17, 1998 (see note 8):
         Basic                                                                                         $0.31             $0.27
         Diluted                                                                                       $0.29             $0.27

     After effect of 10% stock dividend declared April 17, 1998 (see note 8):
         Basic                                                                                         $0.28             $0.25

         Diluted                                                                                       $0.27             $0.24

See accompanying notes to consolidated financial statements.

                    PennFirst Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
         For the three months ended March 31, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                     --------------------
                                                                                                     1998            1997
                                                                                                     ----            ----
Operating activities:
     Net income                                                                                    $ 1,550         $ 1,145
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                    86              84
            Provision for losses                                                                        14             207
            Amortization of premiums and accretion of discounts                                        440             117
            Loss on sales of securities available for sale                                               7              37
            Amortization of intangible assets                                                          150              92
            (Increase) decrease in accrued interest receivable                                        (472)            378
            Decrease (increase) in prepaid expenses and other assets                                   349            (127)
            Increase in accrued expenses and other liabilities                                       1,973           1,226
            Other                                                                                      309              13
                                                                                                   -------         -------
         Net cash provided by operating activities                                                   4,406           3,172
                                                                                                   -------         -------

Investing activities:
     Loan originations and purchases                                                               (30,801)        (14,553)
     Purchases of securities available for sale                                                    (83,808)        (25,516)
     Purchases of securities held to maturity                                                         (993)         (5,970)
     (Purchases) redemption of FHLB stock                                                             (462)            150
     Principal repayments of loans receivable                                                       21,189          11,343
     Principal repayments of securities available for sale                                          26,216          11,540

     Principal repayments of securities held to maturity                                             4,234           2,852
     Proceeds from the sale of securities available for sale                                        19,459           9,774
     Other                                                                                             (63)            (49)
                                                                                                   -------         -------
         Net cash used in investing activities                                                     (45,029)        (10,429)
                                                                                                   -------         -------

Financing activities:
     Net increase in deposits                                                                        2,019           3,635
     Net increase in borrowed funds                                                                 31,159           4,308
     Proceeds received from exercise of stock options                                                  226              35

     Dividends paid                                                                                   (474)           (351)
     Payments to acquire treasury stock                                                             (1,426)              -

     Stock purchased by ESOP                                                                          (449)           (242)

     Other                                                                                              37              47
                                                                                                   -------         -------
         Net cash provided by financing activities                                                  31,092           7,432
                                                                                                   -------         -------


Net (decrease) increase in cash equivalents                                                         (9,531)            175
Cash equivalents at beginning of period                                                             18,947           7,284
                                                                                                   -------         -------
Cash equivalents at end of period                                                                  $ 9,416         $ 7,459
                                                                                                   =======         =======

Continued.

                    PennFirst Bancorp, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
         For the three months ended March 31, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                     --------------------
                                                                                                     1998            1997
                                                                                                     ----            ----
Supplemental information:

     Interest paid                                                                                $ 12,118         $ 7,611
     Income taxes paid                                                                                  45               6
     Non-cash transactions:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                                                         48               -
         Dividends declared but not paid                                                               471             352

See accompanying notes to consolidated financial statements.

                    PennFirst Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         PennFirst Bancorp, Inc. (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings banks, ESB Bank, F.S.B. ("ESB") and Troy Hill Federal Savings Bank ("Troy Hill"), (collectively, the "Banks"), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I and AMSCO, Inc.

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1997, as contained in the 1997 Annual Report to Stockholders.

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.       Securities

         The Company's securities available for sale and held to maturity portfolios are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                          Amortized         Unrealized        Unrealized            Fair
                                                          cost               gains            losses              value
-------------------------------------------------------------------------------------------------------------------------
Available for sale:
     As of March 31, 1998:
         U.S. Government securities                      $   2,000         $    23             $    -           $   2,023
         Municipal securities                               72,886           1,772               (265)             74,393
         Corporate bond and equity securities               18,672              84                (48)             18,708
         Mortgage-backed securities                        367,531           2,317               (650)            369,198
                                                         ---------         -------             ------           ---------
                                                         $ 461,089         $ 4,196             $ (963)          $ 464,322
                                                         =========         =======             ======           =========
     As of December 31, 1997:
         U.S. Government securities                      $   4,015         $    39             $    -           $   4,054
         Municipal securities                               53,782           1,864                 (4)             55,642
         Corporate bond and equity securities                1,265              29                  -               1,294
         Mortgage-backed securities                        364,288           2,204               (820)            365,672
                                                         ---------         -------             ------           ---------
                                                         $ 423,350         $ 4,136             $ (824)          $ 426,662
                                                         =========         =======             ======           =========
Held to maturity:
     As of March 31, 1998:
         U.S. Government securities                      $  14,481         $    41             $  (28)          $  14,494
         Municipal securities                                8,541              62                (13)              8,590
         Mortgage-backed securities                         65,020              35               (581)             64,474
                                                         ---------         -------             ------           ---------
                                                         $  88,042         $   138             $ (622)          $  87,558
                                                         =========         =======             ======           =========
     As of December 31, 1997:
         U.S. Government securities                      $  15,479         $    57             $  (58)          $  15,478
         Municipal securities                                7,536              96                 (1)              7,631
         Mortgage-backed securities                         68,344              26               (894)             67,476
                                                         ---------         -------             ------           ---------
                                                         $  91,359         $   179             $ (953)          $  90,585
                                                         =========         =======             ======           =========
-------------------------------------------------------------------------------------------------------------------------

3.       Loans Receivable

The Company's loans receivable as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------
                                                               March 31,                     December 31,
(In thousands)                                                   1998                           1997
---------------------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                               $ 223,890                      $ 222,994
     Residential - multi family                                   11,105                          8,685
     Commercial real estate                                       30,134                         31,489
     Construction                                                 34,601                         29,710
                                                               ---------                      ---------
                                                                 299,730                        292,878
Other loans:
     Consumer loans                                               53,758                         51,718
     Commercial business                                          10,496                          8,359
                                                               ---------                      ---------
                                                                 363,984                        352,955
Less:
     Allowance for loan losses                                     4,818                          4,807
     Deferred loan fees and net discounts                            747                            723
     Loans in process                                             12,136                         10,668
                                                               ---------                      ---------
                                                               $ 346,283                      $ 336,757
                                                               =========                      =========
-------------------------------------------------------------------------------------------------------

4.       Deposits

         The Company's deposits as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                            March 31, 1998                              December 31, 1997
                                               -----------------------------------        ------------------------------------------
                                               Weighted                                   Weighted
                                               average                                    average
          Type of accounts                       rate       Amount            %              rate      Amount           %
----------------------------------------------------------------------------------        ------------------------------------------
Noninterest-bearing deposits                       -       $   4,957          1.2%             -      $   4,675         1.2%
Interest-bearing demand deposits                2.42%        150,475         37.5%          2.47%       150,994        37.8%
Time deposits                                   5.70%        246,155         61.3%          5.81%       243,899        61.0%
                                                           ---------        -----                     ---------       -----
                                                4.40%      $ 401,587        100.0%          4.48%     $ 399,568       100.0%
                                                           =========        =====                     =========       =====

Time deposits mature as follows:

Within one year                                            $ 143,961         35.8%                    $ 145,953        36.5%
After one year through two years                              53,724         13.4%                       46,005        11.5%
After two years through three years                           28,180          7.0%                       33,059         8.3%
Thereafter                                                    20,290          5.1%                       18,882         4.7%
                                                           ---------        -----                     ---------       -----
                                                           $ 246,155         61.3%                    $ 243,899        61.0%
                                                           =========        =====                     =========       =====
------------------------------------------------------------------------------------------------------------------------------------

5.       Borrowed Funds

The Company's borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)                                                   March 31, 1998              December 31, 1997
                                                                          -------------------------      ------------------------
                                                                            Weighted                      Weighted
                                                                          average rate     Amount        average rate    Amount
---------------------------------------------------------------------------------------------------------------------------------
FHLB advances:
    Due within 12 months                                                     5.99%        $ 139,772          5.59%     $ 175,272
    Due beyond 12 months but within 5 years                                  6.30%          203,440          6.42%       179,065
    Due beyond 5 years but within 10 years                                   8.92%            1,035          7.79%           440
    Due beyond 10 years                                                      6.40%              333          5.93%           274
                                                                                          ---------                    ---------
                                                                                            344,580                      355,051

Reverse repurchase agreements:
    Due within 90 days                                                       5.59%        $  23,805          5.90%     $  13,400
    Due beyond 90 days but within 5 years                                    5.77%           73,700          5.86%        42,400
                                                                                          ---------                    ---------
                                                                                             97,505                       55,800

Treasury tax and loan note payable                                                               98                          173
                                                                                          ---------                    ---------
                                                                                          $ 442,183                    $ 411,024
                                                                                          =========                    =========
---------------------------------------------------------------------------------------------------------------------------------

6.       Net Income Per Share

         Net income per share is calculated by dividing net operating results for the period by the weighted average number of shares of common shares and equivalents outstanding during the period. Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's stock dividend declared on April 17, 1998. For purposes of computing basic net income per share for the three month periods ended March 31, 1998 and 1997, the weighted average shares outstanding were 5,542,000 and 4,599,000, respectively. For purposes of computing diluted net income per share for the three month periods ended March 31, 1998 and 1997, the weighted average shares and equivalents outstanding were 5,802,000 and 4,703,364, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

7.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the financial statements and related notes thereto. Only the impact of unrealized gains or losses on securities available for sale is necessary and applicable to be disclosed as an additional component of the Company's total comprehensive income under the requirements of SFAS No. 130.

         On January 1, 1998, the Company adopted SFAS No. 130. For the three months ended March 31, 1998 and 1997, total comprehensive income was $1.6 million and $3.3 million, respectively, including other comprehensive income which represented a decrease of $76,000 and an increase of $2.2 million, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

8.       Subsequent Events

         On April 17, 1998, the Board of Directors declared a 10% common stock dividend to stockholders of record as of the close of business on May 15, 1998 and payable on May 29, 1998. Net income per share amounts for the periods presented in the consolidated statements of operations have been restated to reflect this stock dividend.

         On April 24, 1998, the Company announced that effective May 1, 1998, its name will be changed to ESB Financial Corporation, and its new trading symbol on the Nasdaq National Stock Market will be "ESBF".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $34.8 million or 3.8% to $945.6 million at March 31, 1998 from $910.8 million at December 31, 1997. This net increase was primarily the result of increases in securities and loans receivable of $34.3 million and $9.5 million, respectively, partially offset by a decrease in cash equivalents of $9.5 million. The increase in total assets reflects a corresponding increase in total liabilities of $35.2 million or 4.2%, partially offset by a slight decrease in stockholders' equity of $462,000. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $2.0 million, $31.2 million and $2.0 million, respectively. The decrease in stockholders' equity was the result of increases in treasury stock and unearned employee stock ownership plan ("ESOP") shares of $1.0 million and $341,000, respectively, partially offset by an increase in retained earnings of $907,000.

Cash on Hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and decreased a combined $9.5 million or 50.3% to $9.4 million at March 31, 1998 from $18.9 million at December 31, 1997. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The net decrease between March 31, 1998 and December 31, 1997 can be attributed primarily to security purchases and loan fundings during the period.

Securities. The Company's securities portfolios increased by $34.3 million or
6.6 % to $552.4 million at March 31, 1998 from $518.0 million at December 31, 1997. This net increase was primarily the result of purchases of securities of $84.8 million, consisting of purchases of municipal securities of $22.1 million, corporate bond and equity securities of $18.2 million and mortgage-backed securities of $44.5 million, during the three months ended March 31, 1998. Partially offsetting the purchases of securities were sales of securities of $19.5 million, consisting of sales of municipal securities of $3.5 million, corporate bond and equity securities of $1.0 million and mortgage-backed securities of $15.0 million, and repayments and maturities of securities of $30.5 million, during the three months ended March 31, 1998.

Loans receivable. Net loans receivable increased $9.5 million or 2.8% to $346.3 million at March 31, 1998 from $336.8 million at December 31, 1997. Included in this increase was an increase in mortgage loans of $6.9 million or 2.3% and other loans of $4.2 million or 7.0%, partially offset by an increase in deferred loan fees and loans in process of $1.5 million or 13.1%, during the three months ended March 31, 1998.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.1 million or 0.44% and $4.1 million or 0.45% of total assets at March 31, 1998 and December 31, 1997, respectively.

Prepaid expenses and other assets. Prepaid expenses and other assets decreased $469,000 or 4.9% to $9.1 million at March 31, 1998 from $9.5 million at December 31, 1997, primarily as a result of goodwill amortization and a decrease in deferred taxes during the three months ended March 31, 1998.

Deposits. Total deposits increased $2.0 million to $401.6 million at March 31, 1998 from $399.6 million at December 31, 1997. This increase was primarily the result of increases of $2.3 million and $282,000 in time deposits and noninterest bearing deposits, respectively, partially offset by a decrease of $519,000 in interest-bearing demand deposit accounts during the three months ended March 31, 1998.

Borrowed funds. Borrowed funds increased $31.2 million or 7.6% to $442.2 million at March 31, 1998 from $411.0 million at December 31, 1997. This increase is primarily the result of the Company utilizing reverse repurchase agreement borrowings to fund the increase in loans receivable and securities. FHLB advances decreased $10.5 million or 2.9% and reverse repurchase agreement borrowings increased $41.7 million or 74.7% during the three months ended March 31, 1998.

Stockholders' equity. Stockholders' equity decreased $462,000 to $68.0 million at March 31, 1998 from $68.5 million at December 31, 1997. This decrease was principally the result of net treasury stock purchases of $1.0 million, ESOP stock purchases of $341,000, partially offset by an increase in retained earnings of $907,000, comprised of net income for the quarter of $1.6 million offset by dividends declared of $452,000 and the impact of stock options exercised of $191,000, during the three months ended March 31, 1998.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.6 million for the three months ended March 31, 1998, as compared to net income of $1.1 million for the same period in the prior year. The $404,000 or 35.3% increase in net income for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, was primarily attributable to an increase in net interest income and noninterest income of $774,000 and $145,000, respectively, and a decrease in provision for loan losses of $200,000, partially offset by increases in noninterest expense and provision for income taxes of $620,000 and $94,000, respectively.

Net interest income. Net interest income increased $774,000 or 21.4% to $4.4 million for the three months ended March 31, 1998, compared to $3.6 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $3.8 million, partially offset by an increase in interest expense of $3.0 million.

Interest income. Interest income increased $3.8 million or 31.8% to $15.8 million for the three months ended March 31, 1998, compared to $12.0 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities, FHLB stock and interest-earning deposits of $2.5 million, $1.2 million, $53,000 and $28,000, respectively.

Interest earned on loans receivable increased $2.5 million or 58.2% to $6.8 million for the quarter ended March 31, 1998, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $125.3 million or 56.7% to $346.4 million for the three months ended March 31, 1998, compared to $221.1 million for the same period in the prior year. This significant increase in the average balance of loans receivable was principally associated with the acquisition of Troy Hill during the second quarter of 1997. Also contributing to the increase in interest income between the periods was a slight increase in the yield of loans receivable to 7.87% for the three months ended March 31, 1998, compared to 7.80% for the same period in the prior year.

Interest earned on securities increased $1.2 million or 16.5% to $8.6 million for the three months ended March 31, 1998, compared to $7.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $87.1 million or 19.5% to $533.5 million for the three months ended March 31, 1998, compared to $446.4 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last three quarters of 1997 and the first quarter of 1998. Partially offsetting this volume increase, was a slight decline in the tax equivalent yield on securities to 6.83% for the three months ended March 31, 1998, compared to 6.97% for the same period in the prior year.

Interest expense. Interest expense increased $3.0 million or 36.3% to $11.4 million for the three months ended March 31, 1998, compared to $8.3 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $695,000 and $1.8 million, respectively. Also contributing to the increase in total interest expense was interest incurred on subordinated debt of $556,000 during the three months ended March 31, 1998 associated with the December 1997 $25.3 million trust preferred security offering.

Interest incurred on deposits increased $695,000 or 19.3% to $4.3 million for the three months ended March 31, 1998, compared to $3.6 million for the same period in the prior year. This increase was primarily attributable to and increase in the average balance of interest-bearing deposits of $62.5 million or 18.8% to $394.6 million for the three months ended March 31, 1998, compared to $332.1 million for the same period in the prior year. This significant increase in the average balance of deposits was principally associated with the acquisition of Troy Hill during the second quarter of 1997. The cost of interest-bearing deposits remained relatively consistent between periods at 4.35% and 4.33% for the quarters ended March 31, 1998 and 1997, respectively.

Interest incurred on borrowed funds increased $1.8 million or 37.5% to $6.5 million for the three months ended March 31, 1998, compared to $4.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $111.2 million or 35.8% to $422.2 million for the three months ended March 31, 1998, compared to $311.0 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Also contributing to the increase in interest incurred on borrowed funds was an increase in the cost of these funds to 6.18% for the three months ended March 31, 1998, compared to 6.10% for the same period in the prior year.

Provision for loan losses. The decrease in the provision for loan losses between the three months ended March 31, 1998 and the same period in the prior year, reflects the adequacy of the Company's allowance for loan losses as of March, 31, 1998. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at March 31, 1998 amounted to $4.8 million or 1.32% of the Company's total loan portfolio, as compared to $4.8 million or 1.36% at December 31, 1997. The Company's allowance for losses on loans as a percentage of non-performing loans was 125.2% and 126.4% at March 31, 1998 and December 31, 1997, respectively.

Noninterest income. Noninterest income increased $145,000 or 83.8% to $318,000 for the three months ended March 31, 1998, compared to $173,000 for the same period in the prior year. This increase can be attributed primarily to the acquisition of Troy Hill and loan and deposit fees from Troy Hill customers being included in the Company's consolidated operating results during the three months ended March 31, 1998.

Noninterest expense. Noninterest expense increased $620,000 or 30.5% to $2.7 million for the three months ended March 31, 1998, from $2.0 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing and other expenses of $369,000, $11,000, $52,000, $24,000 and $164,000, respectively. These increases are primarily the result of the inclusion of Troy Hill's noninterest expense in the consolidated results of the Company for the three months ended March 31, 1998.

Provision for income taxes. The provision for income taxes increased $94,000 or 22.9% to $505,000 for the three months ended March 31, 1998, from $411,000 for the same period in the prior year. This increase was primarily attributable to an increase in pre-tax net income, partially offset by a reduction in the Company's effective tax rate as a result of an increase in the average balance of tax exempt securities between the periods.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               Three months ended March 31,
                                                                     1998                                     1997
                                                     -----------------------------------   -----------------------------------------
                                                       Average                   Yield /     Average                      Yield /
                                                       Balance       Interest     Rate       Balance       Interest        Rate
----------------------------------------------------------------------------------------   -----------------------------------------
Interest-earning assets:
   Taxable securities available for sale             $ 376,426      $  6,311      6.71%    $ 295,668       $  5,139       6.95%
   Tax-exempt securities available for sale             67,302         1,395      8.29%       54,145          1,193       8.81%
   Taxable securities held to maturity                  81,401         1,224      6.01%       96,049          1,430       5.96%
   Tax-exempt securities held to maturity                8,368           185      8.84%          581             12       8.26%
                                                     ---------      --------      ----     ---------       --------       ----
                                                       533,497         9,115      6.83%      446,443          7,774       6.97%
                                                     ---------      --------      ----     ---------       --------       ----

   Mortgage loans                                      284,737         5,610      7.88%      166,133          3,308       7.96%
   Other loans                                          61,681         1,206      7.82%       54,943          1,001       7.29%
                                                     ---------      --------      ----     ---------       --------       ----
                                                       346,418         6,816      7.87%      221,076          4,309       7.80%
                                                     ---------      --------      ----     ---------       --------       ----

   Cash equivalents                                      8,462            69      3.26%        5,388             41       3.04%
   FHLB stock                                           18,053           289      6.40%       15,120            236       6.24%
                                                        26,515           358      5.40%       20,508            277       5.40%
                                                     ---------      --------      ----     ---------       --------       ----

   Total interest-earning assets                       906,430        16,289      7.19%      688,027         12,360       7.19%
   Other noninterest-earning assets                     17,367             -      -           14,231              -          -
                                                     ---------      --------      ----     ---------       --------       ----
        Total assets                                 $ 923,797      $ 16,289      7.05%    $ 702,258       $ 12,360       7.04%
                                                     =========      ========      ====     =========       ========       ====

Interest-bearing liabilities:
   Interest-bearing demand deposits                  $ 150,633      $    880      2.34%    $ 139,149       $    916       2.63%
   Time deposits                                       243,996         3,408      5.59%      192,998          2,677       5.55%
                                                     ---------      --------      ----     ---------       --------       ----
                                                       394,629         4,288      4.35%      332,147          3,593       4.33%
                                                     ---------      --------      ----     ---------       --------       ----

   FHLB advances                                       338,315         5,338      6.31%      297,192          4,553       6.13%
   Reverse repo's & other borrowings                    83,883         1,180      5.63%       13,797            189       5.48%
                                                     ---------      --------      ----     ---------       --------       ----
                                                       422,198         6,518      6.18%      310,989          4,742       6.10%
                                                     ---------      --------      ----     ---------       --------       ----

   Preferred securities                                 24,085           556      9.23%            -              -          -
                                                     ---------      --------      ----     ---------       --------       ----

   Total interest-bearing liabilities                  840,912        11,362      5.40%      643,136          8,335       5.18%
   Noninterest-bearing demand deposits                   8,573             -         -         4,160              -          -
   Other noninterest-bearing liabilities                 5,612             -         -         3,608              -          -
                                                     ---------      --------      ----     ---------       --------       ----

        Total liabilities                              855,097        11,362      5.31%      650,904          8,335       5.12%
        Stockholders' equity                            68,700             -         -        51,354              -          -
                                                     ---------      --------      ----     ---------       --------       ----
        Total liabilities and equity                 $ 923,797      $ 11,362      4.92%    $ 702,258       $  8,335       4.75%
                                                     =========      ========      ====     =========       ========       ====
Net interest income                                                 $  4,927                               $  4,025
                                                                    ========                               ========

Interest rate spread (difference between                                          1.79%                                   2.01%
   weighted average rate on interest-earning                                      ====                                    ====
   assets and interest-bearing liabilities

Net interest margin (net interest                                                 2.17%                                   2.34%
   income as a percentage of average                                              ====                                    ====
   interest-earning assets)

------------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 1998 and 1997, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                     1998 versus 1997

                                                                               Increase (decrease) due to
                                                                       -------------------------------------------
                                                                        Volume          Rate            Total
------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                           $ 1,490       $ (149)         $ 1,341
    Loans                                                                  2,466           41            2,507
    Cash equivalents                                                          25            3               28
    FHLB stock                                                                47            6               53
                                                                                       -------         -------

    Total interest-earning assets                                          4,028          (99)           3,929
                                                                                       -------         -------

 Interest expense:
    Deposits                                                                 679           16              695
    FHLB advances                                                            646          139              785
    Reverse repurchases & other borrowings                                   986            5              991
    Preferred securities                                                     556            -              556
                                                                                       -------         -------

    Total interest-bearing liabilities                                     2,867          160            3,027
                                                                                       -------         -------

 Net interest income                                                     $ 1,161       $ (259)         $   902
                                                                                       =======         =======

--------------------------------------------------------------------------------------------------------------

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

As of March 31, 1998, the implementation of these asset and liability initiatives resulted in the following: (i) $188.4 million or 51.8% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $135.3 million or 53.0% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $159.8 million or 36.8% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $346.9 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $387.1 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $40.2 million or a negative 4.25% of total assets. At March 31, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 89.6%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At March 31, 1998, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. Within the past 16 months, the Company has purchased interest rate cap contracts with notional amounts totaling $120.0 million in order to insulate against a rising interest rate environment. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 4.0% over such 24 month period.

LIQUIDITY

The Banks are required by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity to assure their ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Banks' liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At March 31, 1998, ESB's liquidity ratio was 14.2%, and Troy Hill's liquidity ratio was 7.6%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Banks, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 1998, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $13.1 million, unused lines of credit totaling $19.6 million and $12.1 million of undisbursed loans in process.

At March 31, 1998, certificates of deposits amounted to $246.2 million or 61.3% of the Company's total consolidated deposits, including $144.0 million which were scheduled to mature by March 31, 1999. At the same date, the total amount of FHLB advances which were scheduled to mature by March 31, 1999 was $139.8 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 1999 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Banks and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 1998, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.3%, 6.3% and 20.73%, respectively. At March 31, 1998, Troy Hill was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 9.3%, 9.3% and 14.6%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

The Management Discussion and Analysis section of this Form 10-Q contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results in these forward-looking statements.

The Company is aware of the issues associated with the programming code in certain existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as many computer operations will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such date information could generate erroneous data or cause a system failure.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has determined that the year 2000 compliance exposure expense will not have a significant impact on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial Data Schedule

(b) Form 8-K - The Company filed a Form 8-K dated March 18, 1998 to report a $0.09 per share quarterly cash dividend payable April 24, 1998 to stockholders of record at the close of business on March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNFIRST BANCORP, INC.



Date:  May 7, 1998                        By:     /s/ Charlotte A. Zuschlag
                                          ---------------------------------
                                          Charlotte A. Zuschlag
                                          President and Chief Executive Officer



Date:  May 7, 1998                        By:     /s/ Charles P. Evanoski
                                          -------------------------------
                                          Charles P. Evanoski
                                          Senior Vice President and
                                          Chief Financial Officer