Form 10-Q
period 1998-06-30
ESB FINANCIAL CORP
filed 1998-08-12
CIK 872835

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 1998


                         Commission File Number: 0-19345


                            ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                                                           25-1659846
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


600 Lawrence Avenue, Ellwood City, PA                                                                       16117
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                               (Zip Code)


                                 (724) 758-5584
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             PENNFIRST BANCORP, INC.
--------------------------------------------------------------------------------
                   (Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


        Number of shares of common stock outstanding as of July 31, 1998:

Common Stock, $0.01 par value                                  5,660,809 shares
-----------------------------                                  ----------------
             (Class)                                             (Outstanding)

================================================================================

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              as of June 30, 1998 (Unaided) and December 31, 1997.......................................................1

              Consolidated Statements of Operations for the three
              and six months ended June 30, 1998 and 1997 (Unaudited)...................................................2

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 1998 and 1997 (Unaudited)...........................................................3

              Notes to Consolidated Financial Statements................................................................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations..........................................................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............................................18



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................................19

Item 2.       Changes in Securities....................................................................................19

Item 3.       Defaults Upon Senior Securities..........................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders......................................................19

Item 5.       Other Information........................................................................................20

Item 6.       Exhibits and Reports on Form 8-K.........................................................................20

              Signatures...............................................................................................21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ESB Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
              As of June 30, 1998 (Unaudited) and December 31, 1997
                (Dollar amounts in thousands, except share data)

                                                                                            June 30,            December 31,
                                                                                             1998                 1997
                                                                                          (Unaudited)
                                                                                         --------------       --------------

                                     Assets

Cash on hand and in banks                                                                    $   2,767            $   3,108
Interest-earning deposits                                                                        5,455                3,795
Federal funds sold                                                                                 910               12,044
Securities available for sale; cost of $471,501 and $423,350                                   473,914              426,662
Securities held to maturity; market value of $78,196 and $90,585                                78,535               91,359
Loans receivable, net                                                                          355,292              336,757
Accrued interest receivable                                                                      6,668                6,075
Federal Home Loan Bank (FHLB) stock                                                             18,435               17,826
Premises and equipment, net                                                                      3,609                3,319
Real estate acquired through foreclosure, net                                                      270                  288
Prepaid expenses and other assets                                                               10,291                9,537
                                                                                            ----------           ----------

            Total assets                                                                     $ 956,146            $ 910,770
                                                                                            ==========           ==========

                      Liabilities and Stockholders' equity

Liabilities:
     Deposits                                                                                $ 408,534            $ 399,568
     Advance payments by borrowers for taxes and insurance                                       4,425                3,298
     Borrowed funds                                                                            444,712              411,024
     Guaranteed preferred beneficial interest in subordinated debt, net                         24,007               24,146
     Accrued expenses and other liabilities                                                      7,405                4,225
                                                                                            ----------           ----------

         Total liabilities                                                                     889,083              842,261
                                                                                            ----------           ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                 -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         6,337,755 and 6,346,863 shares issued;
         5,665,206 and 5,797,608 shares outstanding                                                 58                   58
     Additional paid-in capital                                                                 48,753               48,646
     Treasury stock, at cost; 672,549 and 549,255 shares                                        (9,939)              (7,363)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                       (2,874)              (2,551)
     Unvested shares held by Management Recognition Plan                                          (237)                (237)
     Retained earnings, substantially restricted                                                29,709               27,747
     Other comprehensive income, net                                                             1,593                2,209
                                                                                            ----------           ----------

         Total stockholders' equity                                                             67,063               68,509
                                                                                            ----------           ----------

            Total liabilities and stockholders' equity                                       $ 956,146            $ 910,770
                                                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
      For the three and six months ended June 30, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                               Three Months Ended      Six Months Ended
                                                                                    June 30,               June 30,
                                                                                ---------------        ----------------
                                                                                1998       1997        1998        1997
                                                                                ----       ----        ----        ----

Interest income:
   Loans receivable                                                           $  6,896   $  6,417    $ 13,712   $ 10,727
   Securities available for sale                                                 7,504      5,983      14,735     11,910
   Securities held to maturity                                                   1,206      1,424       2,552      2,861
   FHLB stock                                                                      298        268         587        505
   Deposits with banks and federal funds sold                                       69        127         138        168
                                                                              --------   --------    --------   --------
     Total interest income                                                      15,973     14,219      31,724     26,171
                                                                              --------   --------    --------   --------

Interest expense:
   Deposits                                                                      4,367      4,282       8,654      7,875
   Borrowed funds                                                                6,857      5,493      13,375     10,235
   Guaranteed preferred beneficial interest in subordinated debt                   554          -       1,110          -
                                                                              --------   --------    --------   --------
     Total interest expense                                                     11,778      9,775      23,139     18,110
                                                                              --------   --------    --------   --------

Net interest income                                                              4,195      4,444       8,585      8,061
   Provision for loan losses                                                         -        600           -        801
                                                                              --------   --------    --------   --------

Net interest income after provision for loan losses                              4,195      3,844       8,585      7,260
                                                                              --------   --------    --------   --------

Noninterest income:
   Fees and service charges                                                        391        252         706        446
   Net realized gain (loss) on sales of securities available for sale               79         (9)         72        (46)
   Other                                                                            12         11          23         27
                                                                              --------   --------    --------   --------
     Total noninterest income                                                      482        254         801        427
                                                                              --------   --------    --------   --------

Noninterest expense:
   Compensation and employee benefits                                            1,534      1,422       3,015      2,534
   Premises and equipment                                                          262        268         519        514
   Federal deposit insurance premiums                                               69         64         131         74
   Data processing                                                                 123        114         252        218
   Other                                                                           670        443       1,395      1,004
                                                                              --------   --------    --------   --------
     Total noninterest expense                                                   2,658      2,311       5,312      4,344
                                                                              --------   --------    --------   --------

Net income before provision for income taxes                                     2,019      1,787       4,074      3,343
  Provision for income taxes                                                       471        333         976        744
                                                                              --------   --------    --------   --------

Net income                                                                    $  1,548   $  1,454    $  3,098   $  2,599
                                                                              ========   ========    ========   ========
Net income per share:

  Basic                                                                          $0.28      $0.26       $0.56      $0.51
  Diluted                                                                        $0.27      $0.25       $0.54      $0.49

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
     For the three and six months ended June 30, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                           ------------------
                                                                                                           1998          1997
                                                                                                           ----          ----

Operating activities:
  Net income                                                                                           $   3,098    $   2,599
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization for premises and equipment                                               185          142
      Provision for losses                                                                                     -          801
      Amortization of premiums and accretion of discounts                                                    997          260
      (Gain) loss on sales of securities available for sale                                                  (72)          46
      Amortization of intangible assets                                                                      301          243
      (Increase) decrease in accrued interest receivable                                                    (593)         305
      (Increase) decrease in prepaid expenses and other assets                                              (707)         158
      Increase in accrued expenses and other liabilities                                                   3,180        2,079
      Other                                                                                                1,292           (6)
                                                                                                       ---------    ---------
  Net cash provided by operating activities                                                                7,681        6,627
                                                                                                       ---------    ---------

Investing activities:
  Loan originations and purchases                                                                        (68,597)     (54,179)
  Purchases of securities available for sale                                                            (170,891)     (65,002)
  Purchases of securities held to maturity                                                                  (993)      (5,970)
  (Purchases) redemption of FHLB stock                                                                      (609)         236
  Principal repayments of loans receivable                                                                49,968       34,962
  Principal repayments of securities available for sale                                                   58,204       25,041
  Principal repayments of securities held to maturity                                                     13,643       10,880
  Proceeds from the sale of securities available for sale                                                 63,814       42,991
  Payment for purchase of Troy Hill Bancorp, Inc. (THBC),
    net of cash acquired                                                                                       -       (2,734)
  Other                                                                                                     (475)         (48)
                                                                                                       ---------    ---------
    Net cash used in investing activities                                                                (55,936)     (13,823)
                                                                                                       ---------    ---------

Financing activities:
  Net increase in deposits                                                                                 8,966        4,394
  Net increase in borrowed funds                                                                          33,688        7,443
  Proceeds received from exercise of stock options                                                           234           61
  Dividends paid                                                                                            (946)        (703)
  Payments to acquire treasury stock                                                                      (3,003)        (938)
  Stock purchased by ESOP                                                                                   (553)        (242)
  Other                                                                                                       54          151
                                                                                                       ---------    ---------
    Net cash provided by financing activities                                                             38,440       10,166
                                                                                                       ---------    ---------

Net (decrease) increase in cash equivalents                                                               (9,815)       2,970
Cash equivalents at beginning of period                                                                   18,947        7,284
                                                                                                       ---------    ---------
Cash equivalents at end of period                                                                      $   9,132    $  10,254
                                                                                                       =========    =========

Continued.

                   ESB Financial Corporation and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
           For the six months ended June 30, 1998 and 1997 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                           ------------------
                                                                                                           1998         1997
                                                                                                           ----         ----

Supplemental information:

    Interest paid                                                                                      $  26,012    $  16,598
    Income taxes paid                                                                                  $     979    $     642
    Non-cash transactions:
      Transfers from loans receivable to real estate acquired
        through foreclosure                                                                            $      26    $     193
      Dividends declared but not paid                                                                  $     510    $     434

    Supplemental schedule of non-cash investing and financing activities:

    The Company purchased all of the common stock of THBC for $23.5 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
         Fair value of assets acquired                                                                 $       0    $ 109,296
         Stock and stock options issued for the purchase of THBC
           common stock                                                                                        -      (14,173)
         Cash paid for THBC common stock                                                                       -       (9,270)
         Liabilities assumed                                                                                   -      (89,393)
                                                                                                       ---------    ---------
           Excess liabilities assumed over assets acquired                                             $       0    $  (3,540)
                                                                                                       =========    =========

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         ESB Financial Corporation (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. (the "Bank"), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I and AMSCO, Inc.

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

         The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.        Securities

         The Company's securities available for sale and held to maturity portfolios are summarized as follows:

         -------------------------------------------------------------------------------------------------------------------
         (In thousands)                                          Amortized      Unrealized     Unrealized       Fair
                                                                   cost           gains          losses         value
         -------------------------------------------------------------------------------------------------------------------

         Available for sale:
              As of June 30, 1998:
                 Municipal securities                           $  79,669        $ 1,708        $   (165)       $  81,212
                 Corporate bond and equity securities              58,034            229            (200)          58,063
                 Mortgage-backed securities                       333,798          1,646            (805)         334,639
                                                              -----------     ----------     ------------     -----------
                                                                $ 471,501        $ 3,583        $ (1,170)       $ 473,914
                                                              ===========     ==========     ============     ===========
              As of December 31, 1997:
                 U.S. Government securities                     $   4,015           $ 39             $ -        $   4,054
                 Municipal securities                              53,782          1,864              (4)          55,642
                 Corporate bond and equity securities               1,265             29               -            1,294
                 Mortgage-backed securities                       364,288          2,204            (820)         365,672
                                                              -----------     ----------     ------------     -----------
                                                                $ 423,350        $ 4,136        $   (824)       $ 426,662
                                                              ===========     ==========     ============     ===========
         Held to maturity:
              As of June 30, 1998:
                 U.S. Government securities                     $  10,483           $ 36        $    (21)       $  10,498
                 Municipal securities                               7,992            133               -            8,125
                 Mortgage-backed securities                        60,060             32            (519)          59,573
                                                              -----------     ----------     ------------     -----------
                                                                $  78,535        $   201        $   (540)       $  78,196
                                                              ===========     ==========     ============     ===========
              As of December 31, 1997:
                 U.S. Government securities                     $  15,479           $ 57        $    (58)       $  15,478
                 Municipal securities                               7,536             96              (1)           7,631
                 Mortgage-backed securities                        68,344             26            (894)          67,476
                                                              -----------     ----------     ------------     -----------
                                                                $  91,359        $   179        $   (953)       $  90,585
                                                              ===========     ==========     ============     ===========
         -------------------------------------------------------------------------------------------------------------------

3.       Loans Receivable

         The Company's loans receivable as of the respective dates are summarized as follows:

         --------------------------------------------------------------------------------------------------------------
                                                                         June 30,                         December 31,
         (In thousands)                                                    1998                               1997
         --------------------------------------------------------------------------------------------------------------

         Mortgage loans:
              Residential - single family                               $   222,591                       $    222,994
              Residential - multi family                                     10,793                              8,685
              Commercial real estate                                         32,309                             31,489
              Construction                                                   35,120                             29,710
                                                                      -------------                      -------------
                                                                            300,813                            292,878
         Other loans:
              Consumer loans                                                 54,497                             51,718
              Commercial business                                            18,149                              8,359
                                                                      -------------                      -------------
                                                                            373,459                            352,955
         Less:
              Allowance for loan losses                                       4,818                              4,807
              Deferred loan fees and net discounts                              748                                723
              Loans in process                                               12,601                             10,668
                                                                      -------------                      -------------
                                                                          $ 355,292                          $ 336,757
                                                                      =============                      =============
         --------------------------------------------------------------------------------------------------------------

4.       Deposits

         The Company's deposits as of the respective dates are summarized as follows:

         ----------------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)                     June 30, 1998                                 December 31, 1997
                                             ----------------------------------------  ----------------------------------------

                                              Weighted                                  Weighted
                                              average                                    average
                 Type of accounts               rate         Amount           %           rate         Amount           %
         ----------------------------------------------------------------------------------------------------------------------

         Noninterest-bearing deposits             -           $ 6,567           1.6%        -         $   4,675          1.2%
         Interest-bearing demand deposits      2.38%          151,109          37.0%     2.47%          150,994         37.8%
         Time deposits                         5.69%          250,858          61.4%     5.81%          243,899         61.0%
                                                           ----------     ---------                  ----------    ---------

                                               4.37%        $ 408,534         100.0%     4.48%        $ 399,568        100.0%
                                                           ==========     =========                  ==========    =========

         Time deposits mature as follows:

         Within one year                                    $ 147,658          36.1%                  $ 145,953         36.5%
         After one year through two years                      54,092          13.2%                     46,005         11.5%
         After two years through three years                   27,158           6.6%                     33,059          8.3%
         Thereafter                                            21,950           5.4%                     18,882          4.7%
                                                           ----------     ---------                  ----------    ---------

                                                            $ 250,858          61.4%                  $ 243,899         61.0%
                                                           ==========     =========                  ==========    =========
         ----------------------------------------------------------------------------------------------------------------------

5.        Borrowed Funds

         The Company's borrowed funds as of the respective dates are summarized as follows:

         ------------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)                                         June 30, 1998          December 31, 1997
                                                                          ------------------------  -----------------------

                                                                            Weighted                    Weighted
                                                                          average rate    Amount      average rate  Amount
         ------------------------------------------------------------------------------------------------------------------

         FHLB advances:
             Due within 12 months                                             5.66%      $ 121,004      5.59%     $ 175,272
             Due beyond 12 months but within 5 years                          6.25%        213,882      6.42%       179,065
             Due beyond 5 years but within 10 years                           7.79%            440      7.79%           440
             Due beyond 10 years                                              5.97%            272      5.93%           274
                                                                                         ---------                ---------
                                                                                           335,598                  355,051

         Reverse repurchase agreements:
             Due within 90 days                                               5.65%       $ 23,653      5.90%      $ 13,400
             Due beyond 90 days but within 5 years                            5.78%         85,300      5.86%        42,400
                                                                                          --------                 --------
                                                                                           108,953                   55,800

         Treasury tax and loan note payable                                                    161                      173
                                                                                          --------                 --------

                                                                                         $ 444,712                $ 411,024
                                                                                      ============              ===========
         ------------------------------------------------------------------------------------------------------------------

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

         For purposes of computing basic net income per share for the three and six months ended June 30, 1998 and 1997, the weighted average shares outstanding were 5,463,000 and 5,502,000, respectively, and 5,656,000 and 5,130,000, respectively.

         For purposes of computing diluted net income per share for the three and six months ended June 30, 1998 and 1997, the weighted average shares and equivalents outstanding were 5,719,000 and 5,760,000, respectively, and 5,815,000 and 5,258,000, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

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

         On January 1, 1998, the Company adopted SFAS No. 130. For the three months ended June 30, 1998 and 1997, total comprehensive income was $1.0 million and $2.5 million, respectively, including other comprehensive income which represented a decrease of $541,000 and an increase of $1.1 million, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

         For the six months ended June 30, 1998 and 1997, total comprehensive income was $2.5 million and $3.5 million, respectively, including other comprehensive income which represented a decrease of $573,000 and an increase of $923,000, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $45.4 million or 5.0% to $956.1 million at June 30, 1998 from $910.8 million at December 31, 1997. This net increase was primarily the result of increases in securities and net loans receivable of $34.4 million and $18.5 million, respectively, partially offset by a decrease in cash equivalents of $9.8 million. The increase in total assets reflects a corresponding increase in total liabilities of $46.8 million or 5.6%, partially offset by a slight decrease in stockholders' equity of $1.4 million or 2.1%. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $9.0 million, $33.7 million and $3.2 million, respectively. The decrease in stockholders' equity was the result of increases in treasury stock and unearned employee stock ownership plan ("ESOP") shares of $2.6 million and $323,000, respectively, partially offset by an increase in retained earnings of $2.0 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and decreased a combined $9.8 million or 51.8% to $9.1 million at June 30, 1998 from $18.9 million at December 31, 1997. The net decrease between June 30, 1998 and December 31, 1997 can be attributed primarily to security purchases and loan fundings during the period.

Securities. The Company's securities portfolios increased by $34.4 million or 6.6% to $552.4 million at June 30, 1998 from $518.0 million at December 31, 1997. This net increase was primarily the result of purchases of securities of $171.9 million, consisting of purchases of municipal securities of $31.7 million, corporate bond and equity securities of $58.0 million and mortgage-backed securities of $82.3 million, during the six months ended June 30, 1998. Partially offsetting the purchases of securities were sales of securities of $63.8 million, consisting of sales of municipal securities of $6.4 million, corporate bond and equity securities of $1.0 million, U.S. government securities of $2.0 million and mortgage-backed securities of $54.4 million, and repayments and maturities of securities of $71.8 million, during the six months ended June 30, 1998.

Loans receivable. Net loans receivable increased $18.5 million or 5.5% to $355.3 million at June 30, 1998 from $336.8 million at December 31, 1997. Included in this increase was an increase in mortgage loans of $7.9 million or 2.7% and other loans of $12.6 million or 20.9%, partially offset by an increase in deferred loan fees and loans in process of $2.0 million or 17.2%, during the six months ended June 30, 1998.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $5.8 million or 0.60% and $4.1 million or 0.45% of total assets at June 30, 1998 and December 31, 1997, respectively.

Deposits. Total deposits increased $9.0 million or 2.2% to $408.5 million at June 30, 1998 from $399.6 million at December 31, 1997. This increase was primarily the result of increases in noninterest bearing, interest bearing and time deposits of $1.9 million, $115,000 and $7.0 million, respectively.

Borrowed funds. Borrowed funds increased $33.7 million or 8.2% to $444.7 million at June 30, 1998 from $411.0 million at December 31, 1997. This increase is primarily the result of the Company utilizing reverse repurchase agreement borrowings to fund the increase in loans receivable and securities. FHLB advances decreased $19.5 million or 5.5% and reverse repurchase agreement borrowings increased $53.2 million or 95.3% during the six months ended June 30, 1998.

Stockholders' equity. Stockholders' equity decreased $1.4 million or 2.1% to $67.1 million at June 30, 1998 from $68.5 million at December 31, 1997. This decrease was principally the result of net treasury stock purchases of $2.6 million, ESOP stock purchases of $323,000, partially offset by an increase in retained earnings of $2.0 million, comprised of net income of $3.1 million offset by dividends declared of $942,000 and the impact of stock options exercised of $194,000, during the six months ended June 30, 1998.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.5 million and $3.1 million for the three and six months ended June 30, 1998, respectively, as compared to net income of $1.5 million and $2.6 million, respectively, for the same periods in the prior year.

The $94,000 or 6.5% increase in net income for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, was attributable to a decrease in the provision for loan losses of $600,000 and an increase in noninterest income of $228,000. Partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for income taxes of $347,000 and $138,000, respectively, and a decrease in net interest income of $249,000.

The $499,000 or 19.2% increase in net income for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, was attributable to increases in net interest income and noninterest income of $524,000 and $374,000, respectively, and a decrease in the provision for loan losses of $801,000. Partially offsetting these favorable variances between periods were increases in noninterest expense and the provision for income taxes of $968,000 and $232,000, respectively.

Net interest income. Net interest income decreased $249,000 or 5.6% to $4.2 million for the three months ended June 30, 1998, compared to $4.4 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest expense of $2.0 million, partially offset by an increase in interest income of $1.8 million.

Net interest income increased $524,000 or 6.5% to $8.6 million for the six months ended June 30, 1998, compared to $8.1 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest income of $5.6 million, partially offset by an increase in interest expense of $5.0 million.

Interest income. Interest income increased $1.8 million or 12.3% to $16.0 million for the three months ended June 30, 1998, compared to $14.2 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities and FHLB stock of $479,000, $1.3 million and $30,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits of $58,000.

Interest earned on loans receivable increased $479,000 or 7.5% to $6.9 million for the three months ended June 30, 1998, compared to $6.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $30.4 million or 9.4% to $353.3 million for the three months ended June 30, 1998, compared to $322.9 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.81% for the three months ended June 30, 1998, compared to 7.95% for the same period in the prior year.

Interest earned on securities increased $1.3 million or 17.6% to $8.7 million for the three months ended June 30, 1998, compared to $7.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $102.0 million or 22.5% to $554.5 million for the three months ended June 30, 1998, compared to $452.5 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last two quarters of 1997 and the first two quarters of 1998. Partially offsetting this volume increase, was a decline in the tax equivalent yield on securities to 6.72% for the three months ended June 30, 1998, compared to 6.89% for the same period in the prior year.

Interest income increased $5.6 million or 21.2% to $31.7 million for the six months ended June 30, 1998, compared to $26.2 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities and FHLB stock of $3.0 million, $2.5 million and $82,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits of $30,000.

Interest earned on loans receivable increased $3.0 million or 27.8% to $13.7 million for the six months ended June 30, 1998, compared to $10.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $77.9 million or 28.6% to $349.9 million for the six months ended June 30, 1998, compared to $272.0 million for the same period in the prior year. The significant increase in the average balance of loans outstanding between periods is primarily the result of the Company's acquisition of Troy Hill Bancorp, Inc. during the second quarter of 1997. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.84% for the six months ended June 30, 1998, compared to 7.89% for the same period in the prior year.

Interest earned on securities increased $2.5 million or 17.0% to $17.3 million for the six months ended June 30, 1998, compared to $14.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $94.5 million or 21.0% to $544.0 million for the six months ended June 30, 1998, compared to $449.4 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last two quarters of 1997 and the first two quarters of 1998. Partially offsetting this volume increase, was a decline in the tax equivalent yield on securities to 6.78% for the six months ended June 30, 1998, compared to 6.93% for the same period in the prior year.

Interest expense. Interest expense increased $2.0 million or 20.5% to $11.8 million for the three months ended June 30, 1998, compared to $9.8 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $85,000 and $1.4 million, respectively. Also contributing to the increase in total interest expense was interest incurred on subordinated debt of $554,000 during the three months ended June 30, 1998 associated with the December 1997 $25.3 million trust preferred security offering.

Interest incurred on deposits increased $85,000 or 2.0% to $4.4 million for the three months ended June 30, 1998, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $10.6 million or 2.7% to $400.1 million for the three months ended June 30, 1998, compared to $389.5 million for the same period in the prior year. This significant increase in the average balance of deposits was principally associated with the acquisition of Troy Hill Bancorp, Inc. during the second quarter of 1997. The cost of interest-bearing deposits remained relatively consistent between periods at 4.37% and 4.40% for the quarters ended June 30, 1998 and 1997, respectively.

Interest incurred on borrowed funds increased $1.4 million or 24.8% to $6.9 million for the three months ended June 30, 1998, compared to $5.5 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $94.2 million or 26.8% to $445.3 million for the three months ended June 30, 1998, compared to $351.1 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 6.16% for the three months ended June 30, 1998, compared to 6.26% for the same period in the prior year.

Interest expense increased $5.0 million or 27.8% to $23.1 million for the six months ended June 30, 1998, compared to $18.1 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $779,000 and $3.1 million, respectively. Also contributing to the increase in total interest expense was interest incurred on subordinated debt of $1.1 million during the six months ended June 30, 1998 associated with the December 1997 $25.3 million trust preferred security offering.

Interest incurred on deposits increased $779,000 or 9.9% to $8.7 million for the six months ended June 30, 1998, compared to $7.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $36.6 million or 10.1% to $397.4 million for the six months ended June 30, 1998, compared to $360.8 million for the same period in the prior year. This significant increase in the average balance of deposits was principally associated with the acquisition of Troy Hill Bancorp, Inc. during the second quarter of 1997. The cost of interest-bearing deposits remained relatively consistent between periods at 4.36% and 4.37% for the six months ended June 30, 1998 and 1997, respectively.

Interest incurred on borrowed funds increased $3.1 million or 30.7% to $13.4 million for the six months ended June 30, 1998, compared to $10.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $102.7 million or 31.0% to $433.8 million for the six months ended June 30, 1998, compared to $331.1 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. The cost of borrowed funds remained relatively consistent between periods at 6.17% and 6.18% for the six months ended June 30, 1998 and 1997, respectively.

Provision for loan losses. The decrease in the provision for loan losses between the three and six months ended June 30, 1998 and the same periods in the prior year, reflects the adequacy of the Company's allowance for loan losses as of June 30, 1998. In addition, during the six months ended June 30, 1997, the Company recorded significant provisions for loan losses associated with the previously disclosed Bennett Funding lease loans. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at June 30, 1998 amounted to $4.8 million or 1.29% of the Company's total loan portfolio, as compared to $4.8 million or 1.36% at December 31, 1997. The Company's allowance for losses on loans as a percentage of non-performing loans was 87.5% and 126.5% at June 30, 1998 and December 31, 1997, respectively.

Noninterest income. Noninterest income increased $228,000 or 89.8% to $482,000 for the three months ended June 30, 1998, compared to $254,000 for the same period in the prior year. This increase can be attributed to an increase in loan fees and service charges and net gains on security sales of $139,000 and $88,000, respectively, between periods. Noninterest income increased $374,000 or 87.6% to $801,000 for the six months ended June 30, 1998, compared to $427,000 for the same period in the prior year. This increase can be attributed to an increase in loan fees and service charges and net gains on security sales of $260,000 and $118,000, respectively, between periods.

Noninterest expense. Noninterest expense increased $347,000 or 15.0% to $2.7 million for the three months ended June 30, 1998, from $2.3 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, federal deposit insurance premiums, data processing and other expenses of $112,000, $5,000, $9,000 and $227,000, respectively. The increase in compensation and employee benefits expenses were primarily the result of an increase in the Company's ESOP expense and to a lesser extent normal salary increases and staffing changes. The increase in federal deposit and insurance premiums and data processing costs were the result of the increase in the average balance of deposits and the overall number of deposit accounts. The increase in other expenses were primarily the result of an increase in audit and accounting services fees and regulatory and public reporting fees. Noninterest expense increased $968,000 or 22.3% to $5.3 million for the six months ended June 30, 1998, from $4.3 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing and other expenses of $481,000, $5,000, $57,000, $34,000 and $391,000, respectively. These increases were primarily the result of the inclusion of Troy Hill's noninterest expense in the consolidated results of the Company for the six months ended June 30, 1998.

Provision for income taxes. The provision for income taxes increased $138,000 or 41.4% and $232,000 or 31.2% to $471,000 and $976,000, respectively, for the three and six months ended June 30, 1998, from $333,000 and $744,000, respectively, for the same periods in the prior year. These increases were primarily attributable to an increase in pre-tax income.

Average Balance Sheet and Yield/Rate Analysis. The following tables set forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                             Three months ended June 30,

                                                                 1998                                     1997
                                                 --------------------------------------  ---------------------------------------
                                                   Average                    Yield/       Average                    Yield/
                                                   Balance       Interest      Rate        Balance       Interest      Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Taxable securities available for sale          $ 391,955       $ 6,438       6.57%    $ 305,958       $ 5,230        6.84%
   Tax-exempt securities available for sale          78,929         1,614       8.18%       52,982         1,140        8.61%
   Taxable securities held to maturity               75,325         1,093       5.80%       92,942         1,416        6.09%
   Tax-exempt securities held to maturity             8,268           170       8.22%          570            12        8.42%
                                                 ----------      --------     ------    ----------      --------      ------
                                                    554,477         9,315       6.72%      452,452         7,798        6.89%
                                                 ----------      --------     ------    ----------      --------      ------

   Mortgage loans                                   286,425         5,506       7.69%      264,313         5,263        7.96%
   Other loans                                       66,875         1,390       8.31%       58,589         1,154        7.88%
                                                 ----------      --------     ------    ----------      --------      ------
                                                    353,300         6,896       7.81%      322,902         6,417        7.95%
                                                 ----------      --------     ------    ----------      --------      ------

   Cash equivalents                                   8,868            69       3.11%        7,346           127        6.92%
   FHLB stock                                        18,394           298       6.48%       17,023           268        6.30%
                                                 ----------      --------     ------    ----------      --------      ------
                                                     27,262           367       5.38%       24,369           395        6.48%
                                                 ----------      --------     ------    ----------      --------      ------

   Total interest-earning assets                    935,039        16,578       7.09%      799,723        14,610        7.31%
   Other noninterest-earning assets                  18,498             -          -        18,681             -           -
                                                 ----------      --------     ------    ----------      --------      ------

        Total assets                              $ 953,537      $ 16,578       6.95%    $ 818,404      $ 14,610        7.14%
                                                 ==========      ========    =======    ==========      ========      ======

Interest-bearing liabilities:
   Interest-bearing demand deposits               $ 151,994         $ 901       2.37%    $ 159,345       $ 1,050        2.64%
   Time deposits                                    248,126         3,466       5.59%      230,138         3,232        5.62%
                                                 ----------      --------     ------    ----------      --------      ------
                                                    400,120         4,367       4.37%      389,483         4,282        4.40%
                                                 ----------      --------     ------    ----------      --------      ------

   FHLB advances                                    342,267         5,364       6.27%      336,171         5,276        6.28%
   Reverse repo's & other borrowings                103,075         1,493       5.79%       14,948           217        5.81%
                                                 ----------      --------     ------    ----------      --------      ------
                                                    445,342         6,857       6.16%      351,119         5,493        6.26%
                                                 ----------      --------     ------    ----------      --------      ------

   Preferred securities                              24,001           554       9.23%            -             -           -
                                                 ----------      --------     ------    ----------      --------      ------

   Total interest-bearing liabilities               869,463        11,778       5.42%      740,602         9,775        5.28%
   Noninterest-bearing demand deposits                9,362             -          -         4,734             -          -
   Other noninterest-bearing liabilities              6,909             -          -         8,288             -          -
                                                 ----------      --------     ------    ----------      --------      ------

        Total liabilities                           885,734        11,778       5.32%      753,624         9,775        5.19%
        Stockholders' equity                         67,803             -          -        64,780             -           -
                                                 ----------      --------     ------    ----------      --------      ------

        Total liabilities and equity              $ 953,537      $ 11,778       4.94%    $ 818,404       $ 9,775        4.78%
                                                 ==========      ========     ======    ==========      ========      ======

Net interest income                                              $  4,800                              $ 4,835
                                                                 =========                             ========

Interest rate spread (difference between                                        1.67%                                   2.03%
                                                                              ======                                  ======
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                               2.05%                                   2.42%
                                                                              ======                                  ======
   income as a percentage of average
   interest-earning assets)
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              Six months ended June 30,

                                                                   1998                                     1997
                                                 --------------------------------------  ---------------------------------------
                                                      Average                    Yield/       Average                    Yield/
                                                     Balance       Interest       Rate        Balance       Interest      Rate
--------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
   Taxable securities available for sale            $ 384,191      $ 12,749       6.64%    $ 300,813      $ 10,370        6.89%
   Tax-exempt securities available for sale            73,115         3,009       8.23%       53,564         2,333        8.71%
   Taxable securities held to maturity                 78,363         2,318       5.92%       94,495         2,846        6.02%
   Tax-exempt securities held to maturity               8,318           355       8.54%          575            23        8.00%
                                                   ----------     ---------     ------    ----------     ---------     -------
                                                      543,987        18,431       6.78%      449,447        15,572        6.93%
                                                   ----------     ---------     ------    ----------     ---------     -------

   Mortgage loans                                     285,581        11,116       7.78%      215,223         8,572        7.97%
   Other loans                                         64,278         2,596       8.08%       56,766         2,155        7.59%
                                                   ----------     ---------     ------    ----------     ---------     -------
                                                      349,859        13,712       7.84%      271,989        10,727        7.89%
                                                   ----------     ---------     ------    ----------     ---------     -------

   Cash equivalents                                     8,665           138       3.19%        6,367           168        5.28%
   FHLB stock                                          18,223           587       6.44%       16,072           505        6.28%
                                                   ----------     ---------     ------    ----------     ---------     -------
                                                       26,888           725       5.39%       22,439           673        6.00%
                                                   ----------     ---------     ------    ----------     ---------     -------

   Total interest-earning assets                      920,734        32,868       7.14%      743,875        26,972        7.25%
   Other noninterest-earning assets                    17,933             -          -        16,456             -           -
                                                   ----------     ---------     ------    ----------     ---------     -------

        Total assets                                $ 938,667      $ 32,868       7.00%    $ 760,331      $ 26,972        7.09%
                                                   ==========     =========     ======    ==========     =========     =======

Interest-bearing liabilities:
   Interest-bearing demand deposits                 $ 151,313       $ 1,781       2.35%    $ 149,247       $ 1,966        2.63%
   Time deposits                                      246,061         6,873       5.59%      211,568         5,909        5.59%
                                                   ----------     ---------     ------    ----------     ---------     -------
                                                      397,374         8,654       4.36%      360,815         7,875        4.37%
                                                   ----------     ---------     ------    ----------     ---------     -------

   FHLB advances                                      340,291        10,702        6.29%     316,682         9,829        6.21%
   Reverse repo's & other borrowings                   93,479         2,673        5.72%      14,373           406        5.65%
                                                   ----------     ---------     ------    ----------     ---------     -------
                                                      433,770        13,375        6.17%     331,055        10,235        6.18%
                                                   ----------     ---------     ------    ----------     ---------     -------

   Preferred securities                                24,043         1,110        9.23%           -             -           -
                                                   ----------     ---------     ------    ----------     ---------     -------

   Total interest-bearing liabilities                 855,187        23,139        5.41%     691,870        18,110        5.24%
   Noninterest-bearing demand deposits                  8,968             -           -        4,447             -           -
   Other noninterest-bearing liabilities                6,260             -           -        5,947             -           -
                                                   ----------     ---------     ------    ----------     ---------     -------

        Total liabilities                             870,415        23,139        5.32%     702,264        18,110        5.16%
        Stockholders' equity                           68,252             -           -       58,067             -           -
                                                   ----------     ---------     ------    ----------     ---------     -------

        Total liabilities and equity                $ 938,667      $ 23,139        4.93%   $ 760,331      $ 18,110        4.76%
                                                   ==========     =========     =======   ==========     =========     =======

Net interest income                                                $  9,729                               $  8,862
                                                                  =========                              =========

Interest rate spread (difference between                                           1.73%                                  2.01%
                                                                                =======                                ========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                                 2.11%                                 2.38%
                                                                             ==========                              ========
   income as a percentage of average
   interest-earning assets)

--------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyzes the changes in interest income and interest expense, between the three and six months ended June 30, 1998 and 1997, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 1998 and 1997 is presented as follows:

-----------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                              1998 versus 1997

                                                                                        Increase (decrease) due to
                                                                              -----------------------------------------------
                                                                                Volume             Rate              Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                   $ 1,718            $ (201)          $ 1,517
    Loans                                                                            595              (116)              479
    Cash equivalents                                                                  22               (80)              (58)
    FHLB stock                                                                        22                 8                30
                                                                              ----------         ---------         ---------

    Total interest-earning assets                                                  2,357              (389)            1,968
                                                                              ----------         ---------         ---------

 Interest expense:
    Deposits                                                                         116               (31)               85
    FHLB advances                                                                     96                (8)               88
    Reverse repurchases & other borrowings                                         1,276                 -             1,276
    Preferred securities                                                             554                 -               554
                                                                              ----------         ---------         ---------

    Total interest-bearing liabilities                                             2,042               (39)            2,003
                                                                              ----------         ---------         ---------

 Net interest income                                                               $ 315            $ (350)            $ (35)
                                                                              ==========         =========         =========
-----------------------------------------------------------------------------------------------------------------------------

The table analyzing changes in interest income between the six months ended June 30, 1998 and 1997 is presented as follows:

-----------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                              1998 versus 1997

                                                                                        Increase (decrease) due to
                                                                              -----------------------------------------------
                                                                                Volume             Rate              Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                   $ 3,210            $ (351)          $ 2,859
    Loans                                                                          3,052               (67)            2,985
    Cash equivalents                                                                  49               (79)              (30)
    FHLB stock                                                                        69                13                82
                                                                              ----------         ---------         ---------

    Total interest-earning assets                                                  6,380              (484)            5,896
                                                                              ----------         ---------         ---------

 Interest expense:
    Deposits                                                                         796               (17)              779
    FHLB advances                                                                    741               132               873
    Reverse repurchases & other borrowings                                         2,262                 5             2,267
    Preferred securities                                                           1,110                 -             1,110
                                                                              ----------         ---------         ---------

    Total interest-bearing liabilities                                             4,909               120             5,029
                                                                              ----------         ---------         ---------

 Net interest income                                                             $ 1,471            $ (604)            $ 867
                                                                              ==========         =========         =========

----------------------------------------------------------------------------------------------------------------------------

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

As of June 30, 1998, the implementation of these asset and liability initiatives resulted in the following: (i) $190.0 million or 50.9% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less;
(ii) $126.0 million or 48.9% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $132.7 million or 33.6% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $341.1 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $372.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $31.2 million or a negative 3.3% of total assets. At June 30, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 91.6%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At June 30, 1998, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. Within the past 19 months, the Company has purchased interest rate cap contracts with notional amounts totaling $120.0. million in order to insulate against a rising interest rate environment. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 5.5% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity to assure its ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At June 30, 1998, the Bank's liquidity ratio was 21.6%

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 1998, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $18.7 million, unused lines of credit totaling $24.3 million and $12.6 million of undisbursed loans in process.

At June 30, 1998, certificates of deposits amounted to $250.9 million or 61.4% of the Company's total consolidated deposits, including $147.7 million which were scheduled to mature by June 30, 1999. At the same date, the total amount of FHLB advances which were scheduled to mature by June 30, 1999 was $121.0 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 1999 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 1998, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.7%, 6.7% and 17.9%, respectively.

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

The OTS and other federal banking regulators have issued guidelines to assure that insured depository institutions appropriately address Year 2000 issues, which primarily center on the ability of computer systems to recognize the year 2000.

The Company has instituted an Action Plan for the Year 2000 that consists of five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Plan includes the assessment of all internal programs, systems and data processing applications as well as those provided by third-party vendors. The Company is currently in the Renovation phase and anticipates completion of this phase by December 31, 1998. Validation and testing will begin in the third quarter of 1998 with an anticipated completion date of March 31, 1999.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. A significant portion of the Company's data processing is provided by a third-party vendor which the Company anticipates will be compliant with Year 2000 issues on a timely basis. The Company will be developing contingency plans that would be implemented should any applications or systems fail to be Year 2000 compliant.

Direct and indirect costs associated with Year 2000 issues have not had a significant impact on the Company's consolidated financial statements to date and management does not anticipate that any such future costs will be of a material nature.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management has not yet determined the impact of this statement on the consolidated financial statements of the Company. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of the statement is permitted only as of the beginning of any fiscal quarter that begins after the statement's issue date.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 21, 1998, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)

         Director                        For                  Withheld          Term/Expiration
         --------                        ---                  --------          ---------------
         George William Blank, Jr.    4,354,942               106,122           Three Years/2001
         Lloyd L. Kildoo              4,357,061               104,003           Three Years/2001
         Edwin A. Thaner              4,336,693               124,371           Three Years/2001

Amendment of the Company's Amended and Restated Articles of Incorporation to change the corporate name to ESB Financial Corporation (Proposal Two)

                                          For                  Against          Abstain
                                          ---                  -------          -------
                                      4,303,707                110,090          47,267

Ratification of Appointment of KPMG Peat Marwick LLP as Independent Public Accountants for the Company for 1998 (Proposal Three)

                                          For                  Against          Abstain
                                          ---                  -------          -------
                                      4,377,610                 76,266           7,188

No other proposals were considered at the annual meeting.

Item 5.  Other Information

Deadlines for Shareholder Proposals

Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

         (1) The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 Annual Meeting of Stockholders pursuant to Rule 14a-8 is November 20, 1998.

         (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February 20, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial Data Schedule

(b) Form 8-K - The Company filed a Form 8-K dated April 22, 1998 to report earnings for the three months ended March 31, 1998 and to report a 10% stock dividend payable May 29, 1998 to stockholders of record at the close of business on May 15, 1998.

       Form 8-K - The Company filed a Form 8-K dated June 12, 1998 to report the merger of its two wholly-owned subsidiaries. Troy Hill Federal savings Bank was merged with and into ESB Bank, F.S.B. with ESB Bank, F.S.B. as the surviving institution.

       Form 8-K - The Company filed a Form 8-K dated June 17, 1998 to report a $0.09 per common share cash dividend payable July 24, 1998 to stockholders of record at the close of business on June 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  August 7, 1998                      By:    /s/ Charlotte A. Zuschlag
                                           --------------------------------
                                           Charlotte A. Zuschlag
                                           President and Chief Executive Officer

Date:  August 7, 1998                      By:    /s/ Charles P. Evanoski
                                           ------------------------------
                                           Charles P. Evanoski
                                           Senior Vice President and
                                           Chief Financial Officer