Form 10-Q
period 1998-09-30
ESB FINANCIAL CORP
filed 1998-11-13
CIK 872835

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 1998


                         Commission File Number: 0-19345


                            ESB FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                        25-1659846
   ------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   600 Lawrence Avenue, Ellwood City, PA                            16117
 ---------------------------------------                          ----------
 (Address of principal executive offices)                         (Zip Code)


                                 (724) 758-5584
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                    ------------------------------------------
                   (Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Number of shares of common stock outstanding as of October 31, 1998:

Common Stock, $0.01 par value                                  5,385,397 shares
-----------------------------                                  ----------------
         (Class)                                                 (Outstanding)


===============================================================================

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              as of September 30, 1998 (Unaudited) and
              December 31, 1997................................................1

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 1998 and 1997
              (Unaudited)......................................................2

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1998 and 1997 (Unaudited).............3

              Notes to Consolidated Financial Statements.......................5

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations.................9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......18



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings...............................................19

Item 2.       Changes in Securities...........................................19

Item 3.       Defaults Upon Senior Securities.................................19

Item 4.       Submission of Matters to a Vote of Security Holders.............19

Item 5.       Other Information...............................................19

Item 6.       Exhibits and Reports on Form 8-K................................19

              Signatures......................................................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ESB Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
           As of September 30, 1998 (Unaudited) and December 31, 1997
                (Dollar amounts in thousands, except share data)


                                                                                           September 30,         December 31,
                                                                                               1998                  1997
                                                                                           (Unaudited)
                                                                                           ------------           -----------
                                     Assets

Cash on hand and in banks                                                                      $ 2,203              $ 3,108
Interest-earning deposits                                                                        6,726                3,795
Federal funds sold                                                                               1,043               12,044
Securities available for sale; cost of $488,624 and $423,350                                   489,800              426,662
Securities held to maturity; market value of $69,573 and $90,585                                69,346               91,359
Loans receivable, net                                                                          356,594              336,757
Accrued interest receivable                                                                      6,629                6,075
Federal Home Loan Bank (FHLB) stock                                                             18,435               17,826
Premises and equipment, net                                                                      3,823                3,319
Real estate acquired through foreclosure, net                                                       33                  288
Prepaid expenses and other assets                                                               11,588                9,537
                                                                                              --------              -------

             Total assets                                                                    $ 966,220            $ 910,770
                                                                                             =========            =========

                      Liabilities and Stockholders' equity

Liabilities:
     Deposits                                                                                $ 412,073            $ 399,568
     Advance payments by borrowers for taxes and insurance                                       1,788                3,298
     Borrowed funds                                                                            458,948              411,024
     Guaranteed preferred beneficial interest in subordinated debt, net                         24,017               24,146
     Accrued expenses and other liabilities                                                      7,508                4,225
                                                                                             ---------            ---------

         Total liabilities                                                                     904,334              842,261
                                                                                             ----------           ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                 -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         6,337,755 and 6,346,103 shares issued;
         5,385,397 and 5,796,848 shares outstanding                                                 58                   58
     Additional paid-in capital                                                                 48,804               48,646
     Treasury stock, at cost; 952,358 and 549,255 shares                                       (14,880)              (7,363)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                       (2,788)              (2,551)
     Unvested shares held by Management Recognition Plan                                          (237)                (237)
     Retained earnings, substantially restricted                                                30,153               27,747
     Other comprehensive income, net                                                               776                2,209
                                                                                              --------            ---------

         Total stockholders' equity                                                             61,886               68,509
                                                                                              --------            ---------

             Total liabilities and stockholders' equity                                      $ 966,220            $ 910,770
                                                                                             =========            =========




See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations
         For the three and nine months ended September 30, 1998 and 1997
                                   (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                              Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                             ---------------------        -----------------------
                                                                               1998         1997            1998          1997
                                                                             ---------    --------        ---------      --------


Interest income:
    Loans receivable                                                          $ 7,042       $ 6,678        $ 20,754      $ 17,405
    Securities available for sale                                               7,604         5,844          22,339        17,754
    Securities held to maturity                                                 1,053         1,339           3,605         4,201
    FHLB stock                                                                    302           272             889           777
    Deposits with banks and federal funds sold                                     76           116             214           283
                                                                              -------       -------        --------       -------
        Total interest income                                                  16,077        14,249          47,801        40,420
                                                                              -------       -------        --------       -------
Interest expense:
    Deposits                                                                    4,493         4,335          13,147        12,211
    Borrowed funds                                                              6,953         5,595          20,329        15,829
    Guaranteed preferred beneficial interest in subordinated debt                 556             -           1,665             -
                                                                              -------        ------        --------       -------
        Total interest expense                                                 12,002         9,930          35,141        28,040
                                                                              -------        ------        --------       -------
Net interest income                                                             4,075         4,319          12,660        12,380
    Provision for (recovery of) loan losses                                         4            (4)              4           796
                                                                              -------        ------        --------       -------
Net interest income after provision for (recovery of) loan losses               4,071         4,323          12,656        11,584
                                                                              -------        ------        --------       -------
Noninterest income:
    Fees and service charges                                                      384           294           1,090           740
    Net realized gain (loss) on sales of securities available for sale            239            41             311            (4)
    Other                                                                          39            17              62            44
                                                                              -------         -----         -------       -------
        Total noninterest income                                                  662           352           1,463           780
                                                                              -------         -----         -------       -------
Noninterest expense:
    Compensation and employee benefits                                          1,592         1,370           4,607         3,904
    Premises and equipment                                                        288           281             807           796
    Federal deposit insurance premiums                                             69            63             200           137
    Data processing                                                               117           181             369           399
    Other                                                                         936           647           2,331         1,650
                                                                              -------         -----          ------       -------
        Total noninterest expense                                               3,002         2,542           8,314         6,886
                                                                              -------         -----          ------       -------

Income before provision for income taxes                                        1,731         2,133           5,805         5,478
    Provision for income taxes                                                    234           701           1,210         1,446
                                                                              -------       -------         -------       -------
Net income                                                                    $ 1,497       $ 1,432         $ 4,595       $ 4,032
                                                                              =======       =======         =======       =======
Net income per share:

        Basic                                                                   $0.28         $0.26           $0.84         $0.76
        Diluted                                                                 $0.27         $0.25           $0.81         $0.73


See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                              -----------------------------
                                                                                                 1998                1997
                                                                                              ---------            --------
Operating activities:
     Net income                                                                                 $ 4,595             $ 4,032
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                271                 233
            Provision for (recovery of) losses                                                      (40)                845
            Amortization of premiums and accretion of discounts                                   1,480                 474
            (Gain) loss on sales of securities available for sale                                  (311)                  4
            Amortization of intangible assets                                                       452                 392
            (Increase) decrease in accrued interest receivable                                     (554)                459
            (Increase) decrease in prepaid expenses and other assets                             (2,473)                491
            Increase in accrued expenses and other liabilities                                    3,283                 450
            Other                                                                                  (288)                 31
                                                                                              ---------            --------
         Net cash provided by operating activities                                                6,415               7,411
                                                                                              ---------            --------
Investing activities:
     Loan originations and purchases                                                           (101,204)            (84,041)
     Purchases of securities available for sale                                                (243,889)           (100,065)
     Purchases of securities held to maturity                                                      (993)             (5,970)
     Purchases of FHLB stock                                                                       (609)                 (9)
     Principal repayments of loans receivable                                                    81,244              59,343
     Principal repayments of securities available for sale                                       85,350              41,233
     Principal repayments of securities held to maturity                                         22,733              14,191
     Proceeds from the sale of securities available for sale                                     92,446              57,227
     Payment for purchase of Troy Hill Bancorp, Inc. (THBC),
         net of cash acquired                                                                         -              (2,734)
     Other                                                                                         (775)               (247)
                                                                                              ---------            --------
         Net cash used in investing activities                                                  (65,697)            (21,072)
                                                                                              ---------            --------
Financing activities:
     Net increase in deposits                                                                    12,505               7,458
     Net increase in borrowed funds                                                              47,924               7,632
     Proceeds received from exercise of stock options                                               703                 121
     Dividends paid                                                                              (1,456)             (1,137)
     Payments to acquire treasury stock                                                          (9,003)               (938)
     Stock purchased by ESOP                                                                       (589)               (500)
     Other                                                                                          223                 254
                                                                                              ---------            --------
         Net cash provided by financing activities                                               50,307              12,890
                                                                                              ---------            --------

Net decrease in cash and cash equivalents                                                        (8,975)               (771)
Cash and cash equivalents at beginning of period                                                 18,947               7,284
                                                                                              ---------            --------
Cash and cash equivalents at end of period                                                      $ 9,972             $ 6,513
                                                                                              =========            ========



Continued.

                   ESB Financial Corporation and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
                For the nine months ended September 30, 1998 and
                                1997 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                              -----------------------------
                                                                                                 1998               1997
                                                                                              ----------        -----------
Supplemental information:

     Interest paid                                                                             $ 36,034            $ 25,654
     Income taxes paid                                                                            1,429               1,101
     Non-cash transactions:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                                                      40                 201
         Dividends declared but not paid                                                            485                 478

     Supplemental schedule of non-cash investing and financing activities:

     The Company purchased all of the common stock of THBC for $23.5 million.  In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
            Fair value of assets acquired                                                      $      -           $ 109,296
            Stock and stock options issued for the purchase of THBC
                common stock                                                                          -             (14,173)
            Cash paid for THBC common stock                                                           -              (9,270)
            Liabilities assumed                                                                       -             (89,393)
                                                                                               --------            --------
                Excess liabilities assumed over assets acquired                                $      -            $ (3,540)
                                                                                               ========            ========



See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         ESB Financial Corporation (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. (the "Bank"), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, AMSCO, Inc. and T.H.F., Inc.

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

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

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
-------------------------------------------------------------------------------------------------------------------

Available for sale:
     As of September 30, 1998:
         Municipal securities                           $ 93,134          $ 2,587            $ (1)        $ 95,720
         Corporate bond and equity securities             58,348              256          (3,202)          55,402
         Mortgage-backed securities                      337,142            2,334            (798)         338,678
                                                       ---------         --------        --------        ---------
                                                       $ 488,624          $ 5,177        $ (4,001)       $ 489,800
                                                       =========         ========        ========        =========
     As of December 31, 1997:
         U.S. Government securities                      $ 4,015             $ 39             $ -          $ 4,054
         Municipal securities                             53,782            1,864              (4)          55,642
         Corporate bond and equity securities              1,265               29               -            1,294
         Mortgage-backed securities                      364,288            2,204            (820)         365,672
                                                       ---------        ---------        --------         --------
                                                       $ 423,350          $ 4,136          $ (824)       $ 426,662
                                                       =========        =========        ========        =========
Held to maturity:
     As of September 30, 1998:
         U.S. Government securities                      $ 5,985             $ 66             $ -          $ 6,051
         Municipal securities                              7,993              236               -            8,229
         Mortgage-backed securities                       55,368               97            (172)          55,293
                                                        --------         --------        --------         --------
                                                        $ 69,346            $ 399          $ (172)        $ 69,573
                                                        ========         ========        ========         ========
     As of December 31, 1997:
         U.S. Government securities                     $ 15,479             $ 57           $ (58)        $ 15,478
         Municipal securities                              7,536               96              (1)           7,631
         Mortgage-backed securities                       68,344               26            (894)          67,476
                                                       ---------         --------         -------         --------
                                                        $ 91,359            $ 179          $ (953)        $ 90,585
                                                        ========         ========         =======         ========

-------------------------------------------------------------------------------------------------------------------

3.       Loans Receivable

         The Company's loans receivable as of the respective dates are summarized as follows:


---------------------------------------------------------------------------------------------------------------

                                                                September 30,                     December 31,
(In thousands)                                                      1998                              1997
---------------------------------------------------------------------------------------------------------------

Mortgage loans:
     Residential - single family                                  $ 227,322                           $ 222,994
     Residential - multi family                                      10,682                               8,685
     Commercial real estate                                          30,470                              31,489
     Construction                                                    39,494                              29,710
                                                                  ---------                           ---------
                                                                    307,968                             292,878
Other loans:
     Consumer loans                                                  55,960                              51,718
     Commercial business                                             12,984                               8,359
                                                                  ---------                           ---------
                                                                    376,912                             352,955
Less:
     Allowance for loan losses                                        4,823                               4,807
     Deferred loan fees and net discounts                               754                                 723
     Loans in process                                                14,741                              10,668
                                                                  ---------                           ---------
                                                                  $ 356,594                           $ 336,757
                                                                  =========                           =========
---------------------------------------------------------------------------------------------------------------





4.       Deposits

         The Company's deposits as of the respective dates are summarized as follows:



----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                        September 30, 1998                         December 31, 1997
                                    ----------------------------------------  ----------------------------------------

                                     Weighted                                  Weighted
                                      average                                   average
        Type of accounts               rate         Amount           %           rate         Amount           %
----------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits              -         $   6,146          1.5%         -         $   4,675          1.2%
Interest-bearing demand deposits       2.40%          150,616         36.6%      2.47%          150,994         37.8%
Time deposits                          5.65%          255,311         62.0%      5.81%          243,899         61.0%
                                                    ---------    ---------                    ---------    ---------

                                       4.38%        $ 412,073        100.0%      4.48%        $ 399,568        100.0%
                                                    =========    =========                    =========    =========
Time deposits mature as follows:

Within one year                                     $ 146,824         35.6%                   $ 145,953         36.5%
After one year through two years                       62,134         15.1%                      46,005         11.5%
After two years through three years                    24,942          6.1%                      33,059          8.3%
Thereafter                                             21,411          5.2%                      18,882          4.7%
                                                    ---------    ---------                    ---------     ---------

                                                    $ 255,311         62.0%                   $ 243,899         61.0%
                                                    =========    =========                    =========     =========
----------------------------------------------------------------------------------------------------------------------

5.       Borrowed Funds

         The Company's borrowed funds as of the respective dates are summarized as follows:



-------------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                                      September 30, 1998         December 31, 1997
                                                                 ------------------------  ------------------------

                                                                   Weighted                  Weighted
                                                                 average rate   Amount     average rate    Amount
-------------------------------------------------------------------------------------------------------------------
FHLB advances:
    Due within 12 months                                            5.95%      $ 113,395      5.59%      $ 175,272
    Due beyond 12 months but within 5 years                         6.17%        195,020      6.42%        179,065
    Due beyond 5 years but within 10 years                          8.93%          1,040      7.79%            440
    Due beyond 10 years                                             5.66%            271      5.93%            274
                                                                               ---------                 ---------
                                                                                 309,726                   355,051

Reverse repurchase agreements:
    Due within 90 days                                              5.49%       $ 22,254      5.90%       $ 13,400
    Due beyond 90 days but within 5 years                           5.64%        126,800      5.86%         42,400
                                                                               ---------                 ---------
                                                                                 149,054                    55,800

Treasury tax and loan note payable                                                   168                       173
                                                                               ---------                ----------

                                                                               $ 458,948                 $ 411,024
                                                                               ==========                =========
-------------------------------------------------------------------------------------------------------------------


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

         For purposes of computing basic net income per share for the three and nine months ended September 30, 1998 and 1997, the weighted average shares outstanding were 5,315,000 and 5,439,000, respectively, and 5,607,000 and 5,290,000, respectively.

         For purposes of computing diluted net income per share for the three and nine months ended September 30, 1998 and 1997, the weighted average shares and equivalents outstanding were 5,552,000 and 5,687,000, respectively, and 5,833,000 and 5,500,000, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

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

         On January 1, 1998, the Company adopted SFAS No. 130. Total comprehensive income was $680,000 and total comprehensive loss was $421,000 for the three months ended September 30, 1998 and 1997, respectively, including other comprehensive income which represented a decrease of $817,000 and $1.8 million, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

         For the nine months ended September 30, 1998 and 1997, total comprehensive income was $3.2 million and $1.3 million, respectively, including other comprehensive income which represented a decrease of $1.4 million and $2.8 million, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $55.4 million or 6.1% to $966.2 million at September 30, 1998 from $910.8 million at December 31, 1997. This net increase was primarily the result of increases in securities and loans receivable of $41.1 million and $19.8 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $62.1 million or 7.4%, partially offset by a decrease in stockholders' equity of $6.6 million or 9.7%. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $12.5 million, $47.9 million and $3.2 million, respectively. The decrease in stockholders' equity was the result of increases in treasury stock and unearned employee stock ownership plan ("ESOP") shares of $7.5 million and $237,000, respectively, partially offset by an increase in retained earnings of $2.4 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $9.0 million or 47.4% to $10.0 million at September 30, 1998 from $18.9 million at December 31, 1997. The net decrease between September 30, 1998 and December 31, 1997 can be attributed primarily to security purchases and loan funding during the period.

Securities. The Company's securities portfolios increased by $41.1 million or 7.9% to $559.1 million at September 30, 1998 from $518.0 million at December 31, 1997. This net increase was primarily the result of purchases of securities of $244.9 million, consisting of purchases of municipal securities of $48.7 million, corporate bond and equity securities of $67.6 million, mortgage-backed securities of $128.4 million and common stock of thrifts of $460,000, during the nine months ended September 30, 1998. Partially offsetting the purchases of securities were sales of securities of $92.4 million, consisting of sales of municipal securities of $9.9 million, corporate bond and equity securities of $10.8 million, U.S. government securities of $2.0 million and mortgage-backed securities of $67.7 million, and repayments and maturities of securities of $108.1 million, during the nine months ended September 30, 1998.

Loans receivable. Net loans receivable increased $19.8 million or 5.9% to $356.6 million at September 30, 1998 from $336.8 million at December 31, 1997. Included in this increase was an increase in mortgage loans of $15.1 million or 5.2% and other loans of $8.9 million or 14.8%, partially offset by an increase in allowance for loan losses, deferred loan fees and loans in process of $4.1 million or 25.4%, during the nine months ended September 30, 1998.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $5.3 million or 0.55% and $4.1 million or 0.45% of total assets at September 30, 1998 and December 31, 1997, respectively.

Deposits. Total deposits increased $12.5 million or 3.1% to $412.1 million at September 30, 1998 from $399.6 million at December 31, 1997. This increase was primarily the result of increases in noninterest bearing and time deposits of $1.5 million and $11.4 million, respectively, partially offset by a decrease in interest bearing deposits of $378,000.

Borrowed funds. Borrowed funds increased $47.9 million or 11.7% to $458.9 million at September 30, 1998 from $411.0 million at December 31, 1997. This increase is primarily the result of the Company utilizing reverse repurchase agreement borrowings to fund the increase in loans receivable and securities. FHLB advances decreased $45.3 million or 12.8% and reverse repurchase agreement borrowings increased $93.3 million or 167.1% during the nine months ended September 30, 1998.

Stockholders' equity. Stockholders' equity decreased $6.6 million or 9.7% to $61.9 million at September 30, 1998 from $68.5 million at December 31, 1997. This decrease was principally the result of net treasury stock purchases of $7.5 million, ESOP stock purchases of $237,000, partially offset by an increase in retained earnings of $2.4 million, comprised of net income of $4.6 million offset by dividends declared of $1.4 million and the impact of stock options exercised of $783,000, during the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.5 million and $4.6 million for the three and nine months ended September 30, 1998, respectively, as compared to net income of $1.4 million and $4.0 million, respectively, for the same periods in the prior year.

The $65,000 or 4.5% increase in net income for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, was attributable to an increase in noninterest income of $310,000 and a decrease in the provision for income taxes of $467,000. Partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for loan losses of $460,000 and $8,000, respectively, and a decrease in net interest income of $244,000.

The $563,000 or 14.0% increase in net income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was attributable to increases in net interest income and noninterest income of $280,000 and $683,000, respectively, and a decrease in the provision for loan losses and the provision for income taxes of $792,000 and $236,000, respectively. Offsetting these favorable variances between periods was an increase in noninterest expense of $1.4 million.

Net interest income. Net interest income decreased $244,000 or 5.7% to $4.1 million for the three months ended September 30, 1998, compared to $4.3 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest expense of $2.1 million, partially offset by an increase in interest income of $1.8 million.

Net interest income increased $280,000 or 2.3% to $12.7 million for the nine months ended September 30, 1998, compared to $12.4 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $7.4 million, partially offset by an increase in interest expense of $7.1 million.

Interest income. Interest income increased $1.8 million or 12.8% to $16.1 million for the three months ended September 30, 1998, compared to $14.2 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities and FHLB stock of $364,000, $1.5 million and $30,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits of $40,000.

Interest earned on loans receivable increased $364,000 or 5.4% to $7.0 million for the three months ended September 30, 1998, compared to $6.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $28.0 million or 8.4% to $359.5 million for the three months ended September 30, 1998, compared to $331.5 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.83% for the three months ended September 30, 1998, compared to 8.06% for the same period in the prior year.

Interest earned on securities increased $1.5 million or 20.5% to $8.7 million for the three months ended September 30, 1998, compared to $7.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $111.7 million or 25.2% to $555.4 million for the three months ended September 30, 1998, compared to $443.7 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last quarter of 1997 and the first three quarters of 1998. Partially offsetting this volume increase, was a decline in the tax equivalent yield on securities to 6.72% for the three months ended September 30, 1998, compared to 6.81% for the same period in the prior year.

Interest income increased $7.4 million or 18.3% to $47.8 million for the nine months ended September 30, 1998, compared to $40.4 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities and FHLB stock of $3.3 million, $4.0 million and $112,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits of $69,000.

Interest earned on loans receivable increased $3.3 million or 19.2% to $20.7 million for the nine months ended September 30, 1998, compared to $17.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $61.2 million or 21.0% to $353.1 million for the nine months ended September 30, 1998, compared to $291.8 million for the same period in the prior year. The significant increase in the average balance of loans outstanding between periods is primarily the result of the Company's acquisition of Troy Hill Bancorp, Inc. during the second quarter of 1997. Partially offsetting the increase in interest income between the periods was a decrease in the yield on loans receivable to 7.84% for the nine months ended September 30, 1998, compared to 7.95% for the same period in the prior year.

Interest earned on securities increased $4.0 million or 18.2% to $25.9 million for the nine months ended September 30, 1998, compared to $21.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $100.3 million or 22.4% to $547.8 million for the nine months ended September 30, 1998, compared to $447.5 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last quarter of 1997 and the first three quarters of 1998. Partially offsetting this volume increase, was a decline in the tax equivalent yield on securities to 6.76% for the nine months ended September 30, 1998, compared to 6.89% for the same period in the prior year.

Interest expense. Interest expense increased $2.1 million or 20.9% to $12.0 million for the three months ended September 30, 1998, compared to $9.9 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $158,000 and $1.4 million, respectively. Also contributing to the increase in total interest expense was interest incurred on subordinated debt of $556,000 during the three months ended September 30, 1998 associated with the December 1997 $25.3 million trust preferred security offering.

Interest incurred on deposits increased $158,000 or 3.6% to $4.5 million for the three months ended September 30, 1998, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $17.7 million or 4.5% to $406.6 million for the three months ended September 30, 1998, compared to $388.9 million for the same period in the prior year. This significant increase in the average balance of deposits was principally associated with the offering of promotional certificate of deposit products. The cost of interest-bearing deposits remained relatively consistent between periods at 4.38% and 4.42% for the quarters ended September 30, 1998 and 1997, respectively.

Interest incurred on borrowed funds increased $1.4 million or 24.3% to $7.0 million for the three months ended September 30, 1998, compared to $5.6 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $95.2 million or 27.2% to $445.4 million for the three months ended September 30, 1998, compared to $350.2 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 6.19% for the three months ended September 30, 1998, compared to 6.34% for the same period in the prior year.

Interest expense increased $7.1 million or 25.3% to $35.1 million for the nine months ended September 30, 1998, compared to $28.0 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $936,000 and $4.5 million, respectively. Also contributing to the increase in total interest expense was interest incurred on subordinated debt of $1.7 million during the nine months ended September 30, 1998 associated with the trust preferred security offering.

Interest incurred on deposits increased $936,000 or 7.7% to $13.1 million for the nine months ended September 30, 1998, compared to $12.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $30.3 million or 8.2% to $400.5 million for the nine months ended September 30, 1998, compared to $370.2 million for the same period in the prior year. This significant increase in the average balance of deposits was principally associated with the acquisition of Troy Hill Bancorp, Inc. during the second quarter of 1997. The cost of interest-bearing deposits remained relatively consistent between periods at 4.39% and 4.41% for the nine months ended September 30, 1998 and 1997, respectively.

Interest incurred on borrowed funds increased $4.5 million or 28.4% to $20.3 million for the nine months ended September 30, 1998, compared to $15.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $100.2 million or 29.7% to $437.7 million for the nine months ended September 30, 1998, compared to $337.5 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 6.21% for the nine months ended September 30, 1998, compared to 6.27% for the same period in the prior year.

Provision for loan losses. Provision for loan losses increased $8,000 or 200.0% to $4,000 and decreased $792,000 or 99.5% to $4,000 for the three and nine months ended September 30, 1998, respectively, compared to the same periods in the prior year. This reflects the adequacy of the Company's allowance for loan losses as of September 30, 1998. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at September 30, 1998 amounted to $4.8 million or 1.28% of the Company's total loan portfolio, as compared to $4.8 million or 1.36% at December 31, 1997. The Company's allowance for losses on loans as a percentage of non-performing loans was 91.9% and 126.4% at September 30, 1998 and December 31, 1997, respectively.

Noninterest income. Noninterest income increased $310,000 or 88.1% to $662,000 for the three months ended September 30, 1998, compared to $352,000 for the same period in the prior year. This increase can be attributed to an increase in loan fees and service charges, net gains on security sales and other income of $90,000, $198,000 and $22,000, respectively, between periods. Noninterest income increased $683,000 or 87.6% to $1.5 million for the nine months ended September 30, 1998, compared to $780,000 for the same period in the prior year. This increase can be attributed to an increase in loan fees and service charges, net gains on security sales and other income of $350,000, $315,000 and $18,000, respectively, between periods.

Noninterest expense. Noninterest expense increased $460,000 or 18.1% to $3.0 million for the three months ended September 30, 1998, from $2.5 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums and other expenses of $222,000, $7,000, $6,000 and $289,000, respectively, which was partially offset by a $64,000 decrease in data processing costs. The increase in premises and equipment and federal deposit insurance premiums were the results of the opening of the Company's new Franklin Township branch office during the quarter and an increase in the average balance of deposits for the three months ended September 30, 1998. The increase in other expenses was primarily due to the result of a fee which was payable as a result of the prepayment of a Federal Home Loan Bank ("FHLB") advance. Noninterest expense increased $1.4 million or 20.7% to $8.3 million for the nine months ended September 30, 1998, from $6.9 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums and other expenses of $703,000, $11,000, $63,000 and $681,000, respectively, which was partially offset by a $30,000 decrease in data processing costs. These increases were primarily the result of the inclusion of Troy Hill's noninterest expense in the consolidated results of the Company for the nine months ended September 30, 1998, along with the fee associated with the prepayment of the FHLB advance.

Provision for income taxes. The provision for income taxes decreased $467,000 or 66.6% and $236,000 or 16.3% to $234,000 and $1.2 million, respectively, for the three and nine months ended September 30, 1998, from $701,000 and $1.4 million, respectively, for the same periods in the prior year. These decreases were primarily attributable to a decrease in pre-tax income for the three months ended September 30, 1998, and the purchase of $65.7 million in tax-exempt municipal obligations between the periods.

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

--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                         Three months ended September 30,
                                                                 1998                                     1997
                                                 --------------------------------------   --------------------------------------
                                                     Average                     Yield/       Average                     Yield/
                                                     Balance       Interest      Rate         Balance       Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Taxable securities available for sale           $ 391,419      $  6,394      6.53%       $ 303,598      $  5,137      6.77%
    Tax-exempt securities available for sale           90,178         1,834      8.14%          50,664         1,071      8.46%
    Taxable securities held to maturity                65,776           947      5.76%          88,844         1,332      6.00%
    Tax-exempt securities held to maturity              7,993           159      7.96%             571            12      8.41%
                                                    ---------      --------     -----        ---------      --------     -----
                                                      555,366         9,334      6.72%         443,677         7,552      6.81%
                                                    ---------      --------     -----        ---------      --------     -----
    Mortgage loans                                    290,279         5,660      7.80%         272,624         5,532      8.12%
    Other loans                                        69,201         1,382      7.99%          58,878         1,146      7.79%
                                                    ---------      --------     -----        ---------      --------     -----
                                                      359,480         7,042      7.84%         331,502         6,678      8.06%
                                                    ---------      --------     -----        ---------      --------     -----
    Cash equivalents                                    7,192            76      4.23%           7,835           116      5.92%
    FHLB stock                                         18,435           302      6.55%          17,024           272      6.39%
                                                    ---------      --------     -----        ---------      --------     -----
                                                       25,627           378      5.90%          24,859           388      6.24%
                                                    ---------      --------     -----        ---------      --------     -----
    Total interest-earning assets                     940,473        16,754      7.13%         800,038        14,618      7.31%
    Other noninterest-earning assets                   18,994             -         -           17,465             -         -
                                                    ---------      --------     -----        ---------      --------     -----
        Total assets                                $ 959,467      $ 16,754      6.98%       $ 817,503      $ 14,618      7.15%
                                                    =========      ========     =====        =========      ========     =====
Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits                $ 152,454         $ 916      2.38%       $ 156,173         $ 991      2.52%
    Time deposits                                     254,171         3,577      5.58%         232,788         3,344      5.70%
                                                    ---------      --------     -----        ---------      --------     -----
                                                      406,625         4,493      4.38%         388,961         4,335      4.42%
                                                    ---------      --------     -----        ---------      --------     -----
    FHLB advances                                     326,298         5,220      6.35%         335,427         5,373      6.36%
    Reverse repo's & other borrowings                 119,118         1,733      5.77%          14,828           222      5.94%
                                                    ---------      --------     -----        ---------      --------     -----
                                                      445,416         6,953      6.19%         350,255         5,595      6.34%
                                                    ---------      --------     -----        ---------      --------     -----
    Preferred securities                               24,012           556      9.19%               -             -         -
                                                    ---------      --------     -----        ---------      --------     -----
    Total interest-bearing liabilities                876,053        12,002      5.44%         739,216         9,930      5.33%
    Noninterest-bearing demand deposits                 9,286             -         -            4,984             -         -
    Other noninterest-bearing liabilities               7,722             -         -            5,876             -         -
                                                    ---------      --------     -----        ---------      --------     -----
        Total liabilities                             893,061        12,002      5.33%         750,076         9,930      5.25%
        Stockholders' equity                           66,406             -         -           67,427             -         -
                                                    ---------      --------     -----        ---------      --------     -----
        Total liabilities and equity                $ 959,467      $ 12,002      4.96%       $ 817,503      $  9,930      4.82%
                                                    =========      ========     =====        =========      ========     =====
Net interest income                                                $  4,752                                 $  4,688
                                                                   ========                                 ========
Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                     1.69%                                    1.98%
                                                                                =====                                    =====

Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                     2.02%                                    2.34%
                                                                                =====                                   ======

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                             Nine months ended September 30,
                                                                 1998                                       1997
                                                 --------------------------------------   --------------------------------------
                                                   Average                    Yield/       Average                     Yield/
                                                   Balance       Interest      Rate         Balance       Interest      Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Taxable securities available for sale           $ 386,600      $ 19,143      6.60%       $ 301,741      $ 15,507      6.85%
    Tax-exempt securities available for sale           78,803         4,843      8.19%          52,597         3,404      8.63%
    Taxable securities held to maturity                74,167         3,265      5.87%          92,612         4,178      6.02%
    Tax-exempt securities held to maturity              8,210           514      8.35%             574            35      8.13%
                                                    ---------      --------      ----        ---------      --------     ------
                                                      547,780        27,765      6.76%         447,524        23,124      6.89%
                                                    ---------      --------     -----        ---------      --------    ------
    Mortgage loans                                    287,147        16,776      7.79%         234,357        14,104      8.02%
    Other loans                                        65,919         3,978      8.05%          57,470         3,301      7.66%
                                                    ---------      --------      ----        ---------      --------    ------
                                                      353,066        20,754      7.84%         291,827        17,405      7.95%
                                                    ----------     --------      ----        ---------      ---------    -----
    Cash equivalents                                    8,174           214      3.49%           6,856           283      5.50%
    FHLB stock                                         18,294           889      6.48%          16,389           777      6.32%
                                                    ---------      --------      ----        ---------      --------     -----
                                                       26,468         1,103      5.56%          23,245         1,060      6.08%
                                                    ---------      --------      ----        ---------      --------     -----
    Total interest-earning assets                     927,314        49,622      7.13%         762,596        41,589      7.27%
    Other noninterest-earning assets                   18,287             -         -           16,792             -         -
                                                    ---------      --------     -----        ---------      --------     -----
        Total assets                                $ 945,601      $ 49,622      7.00%       $ 779,388      $ 41,589      7.11%
                                                    =========      ========     =====        =========      ========     =====
Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits                $ 151,693       $ 2,719      2.40%       $ 151,556       $ 2,957      2.61%
    Time deposits                                     248,764        10,428      5.60%         218,641         9,254      5.66%
                                                    ---------       -------      ----        ---------       -------      ----
                                                      400,457        13,147      4.39%         370,197        12,211      4.41%
                                                    ---------       -------      ----        ---------       -------      ----
    FHLB advances                                     335,627        15,922      6.34%         322,930        15,201      6.29%
    Reverse repo's & other borrowings                 102,025         4,407      5.78%          14,524           628      5.78%
                                                    ---------       -------      ----         --------        ------      ----
                                                      437,652        20,329      6.21%         337,454        15,829      6.27%
                                                    ---------       -------      ----         --------        ------      ----
    Preferred securities                               24,033         1,665      9.26%               -             -         -
                                                    ---------       -------      ----         --------        ------      ----
    Total interest-bearing liabilities                862,142        35,141      5.45%         707,651        28,040      5.30%
    Noninterest-bearing demand deposits                 9,074             -         -            4,626             -         -
    Other noninterest-bearing liabilities               6,749             -         -            5,924             -         -
                                                    ---------       -------      ----         --------        ------      ----
        Total liabilities                             877,965        35,141      5.35%         718,201        28,040      5.22%
        Stockholders' equity                           67,636             -         -           61,187             -         -
                                                    ---------       -------      ----         --------        ------      ----
        Total liabilities and equity                $ 945,601      $ 35,141      4.97%       $ 779,388      $ 28,040      4.81%
                                                    =========      ========      ====        =========      ========      ====
Net interest income                                                $ 14,481                                 $ 13,549
                                                                   ========                                 ========
Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                     1.69%                                    1.97%
                                                                                 ====                                     ====
Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                     2.08%                                    2.37%
                                                                                 ====                                     ====
--------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine months ended September 30, 1998 and 1997, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 1998 and 1997 is presented as follows:



-------------------------------------------------------------------------------
(In thousands)                                    1998 versus 1997
                                               Increase (decrease) due to
                                          -------------------------------------
                                          Volume       Rate         Total
-------------------------------------------------------------------------------
Interest income:
  Securities                             $1,878       $   (96)     $ 1,782
  Loans                                     552          (188)         364
  Cash equivalents                           (9)          (31)         (40)
  FHLB stock                                 23             7           30
                                         ------       -------      -------
  Total interest-earning assets           2,444          (308)       2,136
                                         ------       -------      -------

Interest expense:
  Deposits                                  195           (37)         158
  FHLB advances                            (146)           (7)        (153)
  Reverse repurchases & other borrowings  1,517            (6)       1,511
  Preferred securities                      556             -          556
                                         ------       -------      -------
  Total interest-bearing liailities       2,122           (50)       2,072
                                         ------       -------      -------
Net interest income                      $  322       $  (258)     $    64
                                         ======       =======      =======
-------------------------------------------------------------------------------



The table analyzing changes in interest income between the nine months ended September 30, 1998 and 1997 is presented as follows:


-------------------------------------------------------------------------------
(In thousands)                                    1998 versus 1997
                                               Increase (decrease) due to
                                          -------------------------------------
                                          Volume       Rate         Total
-------------------------------------------------------------------------------
Interest income:
  Securities                            $ 5,089       $  (448)     $ 4,641
  Loans                                   3,603          (254)       3,349
  Cash equivalents                           48          (117)         (69)
  FHLB stock                                 92            20          112
                                        -------       -------      -------
  Total interest-earning assets           8,832          (799)       8,033
                                        -------       -------      -------

Interest expense:
  Deposits                                  994           (58)         936
  FHLB advances                             602           119          721
  Reverse repurchases & other borrowings  3,780            (1)       3,779
  Preferred securities                    1,665             -        1,665
                                        -------       -------      -------
  Total interest-bearing liailities       7,041            60        7,101
                                        -------       -------      -------
Net interest income                     $ 1,791       $  (859)     $   932
                                        =======       =======      =======
-------------------------------------------------------------------------------

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

As of September 30, 1998, the implementation of these asset and liability initiatives resulted in the following: (i) $186.8 million or 49.6% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $125.1 million or 48.8% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $105.5 million or 26.8% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $344.2 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $385.2 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $41.0 million or a negative 4.37% of total assets. At September 30, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 89.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September

30, 1998, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. Within the past 22 months, the Company has purchased interest rate cap contracts with notional amounts totaling $120.0 million in order to insulate against a rising interest rate environment. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 5.6% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity to assure their ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At September 30, 1998, the Bank's liquidity ratio was 18.7%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 1998, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $15.8 million, unused lines of credit totaling $25.1 million and $14.7 million of undisbursed loans in process.

At September 30, 1998, certificates of deposit amounted to $255.3 million or 62.0% of the Company's total consolidated deposits, including $146.8 million which were scheduled to mature by September 30, 1999. At the same date, the total amount of FHLB advances which were scheduled to mature by September 30, 1999 was $113.4 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 1999 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 1998, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 18.1%, respectively.

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

Year 2000

The "Year 2000 problem" exists because in the past many computer programs were developed to recognize only the last two digits of a year (e.g. "98" for "1998"). Without updating or replacing existing systems it is possible that these programs will recognize the year 2000 as 1900 because they will key on the digits "00". If not corrected, many computer programs could fail or create erroneous results.

The Securities and Exchange Commission ("SEC") and the OTS and other federal banking regulators have issued guidelines to assure that insured depository institutions appropriately address Year 2000 issues, which primarily center on the ability of computer systems to recognize the year 2000. In this regard, the Company has instituted an Action Plan that consists of five phases: Awareness, Assessment, Renovation, Validation and Implementation. The Plan includes the assessment of all internal programs, systems and data processing applications as well as those provided by third-party vendors. The Awareness and Assessment phases are completed and the Company anticipates the Renovation phase will be completed by December 31, 1998. Testing and validation has begun with an anticipated completion date of June 30, 1999. The Company is formulating contingency plans for its major functions in the event systems fail.

The Company outsources substantially all of its data processing needs and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. Testing has been completed on a substantial number of these vendors and indications at this time are that all of the Company's major vendors will be Year 2000 compliant. The Company has committed to the conversion of its third party provided legacy computer system to another third party provided client server, relational database system in February 1999. The decision to change third-party providers centered on technology issues and was not based on Year 2000 issues. The new system will be tested and verified compliant within the timeframe of the Company's Year 2000 Action Plan.

Management has budgeted approximately $65,000 for the year 1999 to cover various Year 2000 costs. The 1999 budget covers costs such as testing the Company's largest third-party provider's data processing system, possible renovation of other third-party provided systems, and customer awareness communications. Direct and indirect costs associated with Year 2000 issues have not had a material impact on the Company's consolidated financial statements to date and management does not anticipate that any such future costs will be of a material nature. However, if renovations, modifications and conversions are not completed on a timely basis when required, the Year 2000 problem could result in additional expenses or business disruption that may have a material impact on the operations of the Company. The Company is aware of the issues associated with the programming code in certain existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex as many computer operations will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such date information could generate erroneous data or cause a system failure.

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 27 - Financial Data Schedule

(b) Form 8-K - The Company filed a Form 8-K dated September 16, 1998 to report a $0.09 per common share cash dividend payable October 23, 1998 to stockholders of record at the close of business on September 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  November 10, 1998                      By:  /s/ Charlotte A. Zuschlag
                                                   -------------------------
                                                   Charlotte A. Zuschlag
                                                   President and Chief Executive
                                                   Officer

Date:  November 10, 1998                      By:  /s/ Charles P. Evanoski
                                                   -------------------------
                                                   Charles P. Evanoski
                                                   Senior Vice President and
                                                   Chief Financial Officer