Form 10-K405
period 1998-12-31
ESB FINANCIAL CORP
filed 1999-03-31
CIK 872835

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

                        Commission file number 0-19345
                                               -------

                           ESB FINANCIAL CORPORATION
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                          Pennsylvania                                             25-1659846
  -------------------------------------------------------------     ---------------------------------------
 (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


          600 Lawrence Avenue, Ellwood City, PA                                      16117
  ---------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                  (Zip Code)

     Registrant's telephone number, including area code:   (724) 758-5584

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.   X
                                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

As of March 10, 1999, the aggregate value of the 4,626,109 shares of Common Stock of the Registrant outstanding on such date, which excludes 637,951 shares held by all directors and officers of the Registrant as a group, was approximately $72.9 million. This amount is based on the closing sales price of $15.75 per share of the Registrant's Common Stock on March 10, 1999.

Number of shares of Common Stock outstanding as of March 10, 1999: 5,264,060

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                                                 Where Incorporated
---------                                                                                 ------------------
1. Portions of the 1998 Annual Report to Stockholders.                                    Part II

2. Portions of Proxy Statement for the April 20, 1999 Annual Meeting of Stockholders.     Part III

================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS


                                    PART I
                                    ------

Item 1.  Business...........................................................   1

Item 2.  Properties.........................................................  25

Item 3.  Legal Proceedings..................................................  26

Item 4.  Submission of Matters to a Vote of Security Holders................  26

                                        PART II
                                        -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................  27

Item 6.  Selected Financial Data............................................  27

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  27

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........  27

Item 8.  Financial Statements and Supplementary Data........................  27

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  27

                                        PART III
                                        --------

Item 10. Directors and Executive Officers of the Registrant.................  28

Item 11. Executive Compensation.............................................  28

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  28

Item 13. Certain Relationships and Related Transactions.....................  28

                                        PART IV
                                        -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  29

SIGNATURES..................................................................  30

                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in western Pennsylvania through its wholly-owned subsidiary bank, ESB Bank, F.S.B. (ESB or the Bank). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, PennFirst Capital Trust I (the Trust), a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established to provide loan closing services and issue title insurance.

As of December 31, 1998, the Company had consolidated total assets of $972.4 million and stockholders' equity of $61.1 million. For the year ended December 31, 1998, the Company realized consolidated net income and diluted net income per share of $6.0 million and $1.08, respectively.

ESB is a federally chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank which conducts business through eleven offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates a wholly-owned subsidiary, AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits. In addition, the Company utilizes borrowed funds, including primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh and reverse repurchase agreements to fund the Company's investment portfolio. The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

The Company and the Bank are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), the chartering authority of the Bank, and the FDIC, the administrator of the Savings Association Insurance Fund
(SAIF). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by the law through the SAIF. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System which governs the reserves required to be maintained against deposits and certain other matters.

COMPETITION
-----------

The Company and its subsidiaries face substantial competition for both loans and deposits. Numerous financial institutions, some larger and several of which are similar in size and resources to the Company, are competitors of the Company to varying degrees. Competition for loans comes principally from commercial banks, credit unions, mortgage-banking companies and savings banks. The Company competes for loans principally through the interest rates and loan fees that are charged and the efficiency and quality of services provided to borrowers, sellers, real estate brokers and attorneys. The most direct competition for deposits has historically come from commercial banks, credit unions and other depository institutions. The Company faces additional competition for deposits from securities brokers, mutual funds and insurance companies. The Company competes for deposits through pricing, service, the branch network and by offering a wide variety of products and services. Competition may increase as a result of reduced restrictions on the interstate operations of financial institutions and legislation authorizing the acquisition of savings institutions by bank holding companies.

MARKET AREA
-----------

The Company's primary market area includes Allegheny, Butler, Beaver and Lawrence counties in western Pennsylvania. The Company's business is conducted through its corporate office located in Ellwood City, PA, and the Bank's 11 offices. Substantially all of the Bank's deposits are received from residents of their principal market area and most loans are secured by properties in western Pennsylvania.

LENDING ACTIVITIES
------------------

GENERAL. As of December 31, 1998, the Company's net loans receivable amounted to $360.3 million or 37.0% of the Company's total assets. Loans secured by real estate amounted to $309.8 million or 81.3% of total loans receivable. Consumer loans and commercial business loans amounted to $56.9 million or 14.9% and $14.2 million or 3.8%, respectively, of the Company's total loan portfolio.

The Company's lending activities are conducted through the Bank. The Company's loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company's market area. In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These types include construction loans, commercial real estate loans and a variety of consumer loans. Loans originated in the Company's market area, both fixed and adjustable rate, are made primarily for retention in the Company's own portfolio. On occasion, the Company has utilized its nationwide lending authority by purchasing whole loans and loan participations secured by properties located outside its primary market area. Notwithstanding this nationwide authority, the Company estimates that approximately 95% of its mortgage loans are secured by properties located in western Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio, with the exception of certain financing leases, consists of loans made to residents and businesses located in the Company's primary market area.

The following table sets forth the composition of the Company's portfolio of loans receivable in dollar amounts and in percentages as of December 31:

------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                1998                     1997                    1996
                                     --------------------------  ----------------------  -----------------------
                                            Dollar                   Dollar                  Dollar
                                            Amount          %        Amount          %       Amount           %
------------------------------------------------------------------------------------------------------------------
Real estate loans:
    Residential - single family           $225,054       59.1%     $222,994      63.2%     $126,854       55.9%
    Residential - multi family              11,206        2.9%        8,685       2.5%        3,516        1.5%
    Commercial real estate                  32,300        8.5%       31,489       8.9%       20,473        9.0%
    Construction                            41,215       10.8%       29,710       8.4%       20,942        9.2%
                                          ---------     -------    ---------    -------    ---------     -------
      Total real estate loans              309,775       81.3%      292,878      83.0%      171,785       75.6%

Other loans:
    Consumer loans                          56,897       14.9%       51,718      14.6%       45,486       20.1%
    Commercial business loans               14,216        3.8%        8,359       2.4%        9,656        4.3%
                                          ---------     -------    ---------    -------    ---------     -------
      Total other loans                     71,113       18.7%       60,077      17.0%       55,142       24.4%
                                          ---------     -------    ---------    -------    ---------     -------
Total loans receivable                     380,888      100.0%      352,955     100.0%      226,927      100.0%
                                                        =======                 =======                  =======
Less:
    Allowance for loan losses                4,815                    4,807                   3,309
    Net deferred fees/discounts                785                      723                     380
    Loans in process                        15,008                   10,668                   6,373
                                          ---------                ---------               ---------
Net loans receivable                      $360,280                 $336,757                $216,865
                                          =========                =========               =========
------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
(Dollar amounts in thousands)                1995                        1994
                                     --------------------------  ----------------------
                                            Dollar                   Dollar
                                            Amount          %        Amount          %
-----------------------------------------------------------------------------------------
Real estate loans:
    Residential - single family     $105,551       55.3%       $  91,756      53.0%
    Residential - multi family         4,015        2.1%           4,451       2.6%
    Commercial real estate            16,650        8.7%          17,136       9.9%
    Construction                      13,495        7.1%          17,851      10.3%
                                    --------      -----        ---------     -----
      Total real estate loans        139,711       73.2%         131,194      75.8%

Other loans:
    Consumer loans                    41,322       21.6%          33,794      19.5%
    Commercial business loans          9,950        5.2%           8,127       4.7%
                                    --------      -----        ---------     -----
      Total other loans               51,272       26.8%          41,921      24.2%
                                    --------      -----        ---------     -----
Total loans receivable               190,983      100.0%         173,115     100.0%
                                                  =====                      =====
Less:
    Allowance for loan losses          2,471                       2,475
    Net deferred fees/discounts          467                         638
    Loans in process                   4,167                       8,372
                                    --------                   ---------
Net loans receivable                $183,878                   $ 161,630
                                    ========                   =========
-----------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of loans in the Company's portfolio at December 31, 1998. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year.

-------------------------------------------------------------------------------------------------------------------
 (In thousands)                    Due in one     Due from one       Due from five    Due after
                                 year or less    to five years       to ten years     ten years         Total
-------------------------------------------------------------------------------------------------------------------
Real estate loans                      $ 40,467        $ 61,145            $ 46,691      $ 161,472       $ 309,775
Consumer loans                           22,042          22,825               9,247          2,783          56,897
Commercial business loans                 8,537           5,257                 422              -          14,216
                                       ---------       ---------           ---------     ----------      ----------
                                       $ 71,046        $ 89,227            $ 56,360      $ 164,255       $ 380,888
                                       =========       =========           =========     ==========      ==========
-------------------------------------------------------------------------------------------------------------------

The following table sets forth the dollar amount of the Company's fixed and adjustable rate loans due after one year as of December 31, 1998:

-----------------------------------------------------------------------------------------
 (In thousands)                                           Fixed             Adjustable
                                                          rates               rates
-----------------------------------------------------------------------------------------
Real estate loans                                         $ 154,111            $ 115,197
Consumer loans                                               31,374                3,481
Commercial business loans                                     1,266                4,413
                                                          ----------           ----------
                                                          $ 186,751            $ 123,091
                                                          ==========           ==========
-----------------------------------------------------------------------------------------

Fixed and adjustable rate loans represented $203.6 million or 53.5% and $177.2 million or 46.5%, respectively, of the Company's total loan portfolio as of December 31, 1998.

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

ORIGINATION, PURCHASE AND SALE OF LOANS. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes western Pennsylvania, through officers of the Company who evaluate applications received at all of the Company's locations. Such applications are primarily received through referrals by real estate agents, attorneys and builders, as well as through customer walk-ins. The Company also originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank's loan products to a variety of customers throughout western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated at the Company's locations in the primary market area.

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

In the past, funds generated by the Company's operations have exceeded the amount of loan demand experienced in its primary market area. On occasion, the Company has used these excess funds to purchase single-family, owner-occupied residential, whole loans or loan participations. These loans are secured by real estate properties located within the U.S. As of December 31, 1998, $10.1 million or 2.7% of the Company's total loans receivable consisted of whole loans, leases and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 1998 all of the Company's purchased loans were serviced by the sellers.

The Company's residential real estate loans are generally originated under terms, conditions and documentation requirements which permit their sale in the secondary market. The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, from time to time over the past several years, the Company has originated and sold 15 and 30-year fixed-rate residential loans, servicing released, as a means of satisfying the demand for such loans within the Company's primary market area when market interest rates on such loans did not meet the Company's prevailing asset/liability gap and investment objectives. Any loan held in the available for sale portfolio, is subject to a takedown commitment from an investor.

The following table sets forth the Company's loan activity including, originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                          1998             1997             1996
-----------------------------------------------------------------------------------------------------------------
Net loans receivable at beginning of period                           $ 336,757       $ 216,865        $ 183,878

     Loans associated with acquisition of Troy Hill                           -          90,037                -
     Originations:
         Single family residential real estate                           73,836          66,807           44,206
         Multi-familiy residential and commercial real estate            24,423           5,266            9,157
         Construction                                                    12,660          11,472            5,623
         Consumer                                                        31,627          24,528           24,154
         Commercial business                                             11,240           9,046            5,872
                                                                  --------------   -------------    -------------
                                                                        153,786         117,119           89,012
     Purchases                                                                -               -              492
     Repayments on loans                                               (118,792)        (82,973)         (55,481)
     Sales                                                              (11,266)         (3,726)            (274)
     Transfers to real estate acquired through foreclosure                  (53)           (201)             (55)
     Other changes                                                         (152)           (364)            (707)
                                                                  --------------   -------------    -------------
Net loans receivable at end of period                                 $ 360,280       $ 336,757        $ 216,865
                                                                  ==============   =============    =============
-----------------------------------------------------------------------------------------------------------------

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

All loans in excess of an individual's designated limits are referred to the officer with the requisite authority or the Officers' Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approval authority equal to the Federal Home Loan Mortgage Corporation's (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate, up to $100,000 for secured commercial business loans and up to $75,000 for unsecured commercial business loans and consumer loans. Other members of the Officers' Loan Committees have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committees, which consist of the President and Chief Executive Officer, Senior Vice President of Lending, Senior Vice President - Community Reinvestment Officer, Vice President - Manager Commercial Real Estate Lending, Vice President - Consumer Lending, Vice President - Residential Lending Manager, Vice President - Loan Servicing Manager and Vice President - Commercial Lending are authorized to act on all loan applications up to an aggregate of $750,000.

The third level of lending authority is reserved for the Board of Directors or the Board's Executive Committee, which serve as the approval bodies for all loans above the aggregate of $750,000. In addition, the Board of Directors ratifies all loans originated by the Company.

For residential real estate loans, it is the Company's policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy, which ensures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Many borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements for items such as real estate taxes and insurance are made.

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

Under federal law, loans-to-one-borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 1998, ESB was permitted to lend approximately $10.3 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to approximately $5.0 million. As of December 31, 1998, the Company had three lending relationships which exceeded the Bank's internal lending limit, but did not exceed the regulatory lending limit to one borrower at the time made or committed.

RESIDENTIAL MORTGAGE AND CONSTRUCTION LENDING. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 1998, $225.1 million or 59.1% of the total loan portfolio consisted of single-family residential mortgage loans.

Fixed rate residential loans are generally originated by the Company with 15 to 30 year terms. Substantially all of the Company's long-term, fixed rate residential mortgage loans originated include "due-on-sale" clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage. The Company enforces due-on-sale clauses. In addition to standard fixed rate mortgage loans, the Company offers adjustable-rate mortgage loans (ARMs) with 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five, seven and ten-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five, seven or ten years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company's seven and ten year products is capped at 6.0%. The ARMs offered by the Company, as well as many other thrift institutions, provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date, and the Company, during the application process, assesses the borrowers ability to repay based on the fully-indexed rate for the first two years.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of spec homes and owner-occupied single family dwellings in the Company's primary market area. As of December 31, 1998 the Company had $41.2 million or 10.8% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest-rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and presold residential dwellings and spec homes, with various contractors in the Company's primary market area. These loans do not have a permanent portion as they are short term loans repaid via the proceeds from the sale of the lots or spec homes constructed with the loan proceeds. These projects are typically financed under builder lines-of-credit. As of December 31, 1998, builder lines-of-credit were extended to 17 builders with $7.4 million outstanding under lines approved in the aggregate amount of $15.6 million.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL MORTGAGE LENDING. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 1998, the Company had $43.5 million, or 11.4% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

Commercial real estate and multi-family mortgage loans are generally priced at prevailing market interest rates at the time of origination. Loans originated are typically adjustable-rate loans. The commercial real estate loans in the Company's portfolio are generally secured by apartment buildings, office buildings, small retail shopping centers and other income-producing properties in the Company's primary market area.

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

CONSUMER LENDING. As of December 31, 1998, the Company's consumer loan portfolio totaled $56.9 million or 14.9% of its total loan portfolio. Under federal law, the Company, through its subsidiary savings bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution's total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company's branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Company's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan.

As of December 31, 1998, the Company's largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms up to 15 years. As of December 31, 1998, $37.8 million or 66.4% of the Company's consumer loan portfolio was made up of home equity loans.

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

COMMERCIAL BUSINESS LENDING. Commercial business loans and lines of credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. As of December 31, 1998, commercial business loans amounted to $14.2 million or 3.8% of the Company's total loan portfolio.

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

Real estate properties acquired through, or in lieu of, mortgage foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Company generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 1998, the Company's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $5.0 million or 0.51% of the Company's total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company's policy and applicable regulations. As of December 31, 1998, the Company's classified and criticized assets amounted to $8.6 million with $3.6 million classified as substandard, $1.9 million classified as doubtful, $4,000 classified as loss and $3.1 million identified as special mention.

The following table sets forth information regarding the Company's non-performing assets as of December 31:

-----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                         1998           1997            1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Real estate loans                                  $ 2,943        $ 1,416           $ 285          $ 599         $ 2,165
    Consumer and commercial business                     2,038          2,386           3,799            200             104
                                                  -------------  -------------   -------------  -------------  --------------
Total non-accrual loans                                  4,981          3,802           4,084            799           2,269
                                                  -------------  -------------   -------------  -------------  --------------
    Total as a percentage of total assets                 0.51%          0.42%           0.58%          0.12%           0.35%
                                                  -------------  -------------   -------------  -------------  --------------
Real estate acquired through foreclosure                    21            288              37             52             294
                                                  -------------  -------------   -------------  -------------  --------------
    Total as a percentage of total assets                 0.00%          0.03%           0.01%          0.01%           0.05%
                                                  -------------  -------------   -------------  -------------  --------------
Total non-performing assets                            $ 5,002        $ 4,090         $ 4,121          $ 851         $ 2,563
                                                  =============  =============   =============  =============  ==============
Total non-performing assets
    as a percentage of total assets                       0.51%          0.45%           0.59%          0.13%           0.40%
                                                  =============  =============   =============  =============  ==============
-----------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998, non-accrual consumer and commercial business loans included $1.9 million in non-performing Bennett Funding Group lease loans discussed further in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 11, 12 and 14 of the Company's 1998 Annual Report to Stockholders attached hereto as Exhibit 13.

ALLOWANCE FOR LOAN LOSSES. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Company analyzes its loan portfolio and REO properties each month to determine the adequacy of its allowance for losses. Management believes that the Company's allowance for losses as of December 31, 1998 of $4.8 million is adequate to cover embedded losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                   1998         1997          1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $ 4,807      $ 3,309       $ 2,471      $ 2,475       $ 1,393

    Allowance for loan losses of acquired companies                 -          866             -            -         1,128

    Provision for loan losses                                       5          799           873           13            41

    Charge-offs:
      Real estate loans                                             -         (120)           (3)         (25)          (27)
      Consumer and commercial business loans                      (18)        (125)          (49)         (22)          (76)
                                                            ----------  -----------   -----------  -----------  ------------
                                                                  (18)        (245)          (52)         (47)         (103)

    Recoveries                                                     21           78            17           30            16
                                                            ----------  -----------   -----------  -----------  ------------
Balance at end of period                                      $ 4,815      $ 4,807       $ 3,309      $ 2,471       $ 2,475
                                                            ==========  ===========   ===========  ===========  ============
Ratio of net charge-offs to average loans outstanding             N/A         0.05%         0.02%        0.01%         0.07%
                                                            ==========  ===========   ===========  ===========  ============
Ratio of allowance to total loans at end of period               1.26%        1.36%         1.46%        1.29%         1.43%
                                                            ==========  ===========   ===========  ===========  ============
Balance at end of period applicable to:
    Real estate loans                                         $ 2,147      $ 2,283       $ 1,733      $ 1,803       $ 1,889
    Consumer and commercial business loans                      2,668        2,524         1,576          668           586
                                                            ----------  -----------   -----------  -----------  ------------
Balance at end of period                                      $ 4,815      $ 4,807       $ 3,309      $ 2,471       $ 2,475
                                                            ==========  ===========   ===========  ===========  ============
----------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING DEPOSITS
-------------------------

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. Such funds also satisfy, in part, the OTS liquidity requirement. The accounts earn interest daily at a rate, which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-bearing deposits at the FHLB of Pittsburgh totaled $5.8 million as of December 31, 1998.

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

The following table summarizes the Company's investment securities as of December 31:

----------------------------------------------------------------------------------------------------------------
(In thousands)                                    Amortized      Unrealized          Unrealized         Fair
                                                     cost           gains              losses           value
----------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
-------------------
     DECEMBER 31, 1998:
         Trust Preferred securities              $   3,275          $    54          $    (29)        $   3,300
         Municipal securities                       99,035            2,258              (195)          101,098
         Corporate Bonds                            52,649                -            (2,329)           50,320
         Equity securities                           2,101              348              (157)            2,292
                                                 ----------         --------         ---------        ----------
                                                 $ 157,060          $ 2,660          $ (2,710)        $ 157,010
                                                 ==========         ========         =========        ==========
     DECEMBER 31, 1997:
         U.S. Government securities              $   4,015          $    39          $      -         $   4,054
         Municipal securities                       53,782            1,864                (4)           55,642
         Equity securities                           1,265               29                 -             1,294
                                                 ----------         --------         ---------        ----------
                                                 $  59,062          $ 1,932          $     (4)         $ 60,990
                                                 ==========         ========         =========        ==========
HELD TO MATURITY:
----------------
     DECEMBER 31, 1998:
         U.S. Government securities              $   4,986          $    41          $      -         $   5,027
         Municipal securities                        7,994              210                 -             8,204
                                                 ----------         --------         ---------        ----------
                                                 $  12,980          $   251          $      -         $  13,231
                                                 ==========         ========         =========        ==========
     DECEMBER 31, 1997:
         U.S. Government securities              $  15,479          $    57          $    (58)        $  15,478
         Municipal securities                        7,536               96                (1)            7,631
                                                 ----------         --------         ---------        ----------
                                                 $  23,015          $   153          $    (59)        $  23,109
                                                 ==========         ========         =========        ==========
----------------------------------------------------------------------------------------------------------------

The following table summarizes the Company's mortgage-backed securities as of December 31:

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                   Amortized          Unrealized        Unrealized          Fair
                                                    cost               gains            losses            value
--------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
-------------------
     DECEMBER 31, 1998:
         GNMA                                     $ 164,392          $   461            $ (479)        $ 164,374
         FNMA                                        41,923              334               (65)           42,192
         FHLMC                                       35,147              491               (96)           35,542
         Collateralized mortgage obligations         82,015              351              (250)           82,116
                                                  ----------         --------           -------        ----------
                                                  $ 323,477          $ 1,637            $ (890)        $ 324,224
                                                  ==========         ========           =======        ==========
     DECEMBER 31, 1997:
         GNMA                                     $ 183,156          $   803            $ (299)        $ 183,660
         FNMA                                        89,607              616              (285)           89,938
         FHLMC                                       73,681              664              (168)           74,177
         Collateralized mortgage obligations         17,844              121               (68)           17,897
                                                  ----------         --------           -------        ----------
                                                  $ 364,288          $ 2,204            $ (820)        $ 365,672
                                                  ==========         ========           =======        ==========
HELD TO MATURITY:
-----------------
     DECEMBER 31, 1998:
         FNMA                                     $  36,282          $    61            $ (125)        $  36,218
         FHLMC                                       14,553               44               (13)           14,584
                                                  ----------         --------           -------        ----------
                                                  $  50,835          $   105            $ (138)        $  50,802
                                                  ==========         ========           =======        ==========
     DECEMBER 31, 1997:
         FNMA                                     $  49,589          $    26            $ (638)        $  48,977
         FHLMC                                       18,755                -              (256)           18,499
                                                  ----------         --------           -------        ----------
                                                  $  68,344          $    26            $ (894)        $  67,476
                                                  ==========         ========           =======        ==========
--------------------------------------------------------------------------------------------------------------------

The following table sets forth the activity in the Company's mortgage-backed securities for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               1998           1997              1996
--------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at the beginning of period                    $ 434,016       $ 337,560        $ 378,094

     Mortgage-backed securities acquired in connection with
         acquisition of Troy Hill                                                -           2,335                -
     Purchases                                                             161,573         200,311           97,406
     Sales                                                                 (83,123)        (35,269)         (66,185)
     Repayments                                                           (134,693)        (71,042)         (70,413)
     Net premium amortization                                               (1,994)           (922)          (1,035)
     Change in unrealized gain (loss) on mortgage-backed
         securities available for sale                                        (720)          1,043             (307)
                                                                         ----------      ----------       ----------
Mortgage-backed securities at the end of period                          $ 375,059       $ 434,016        $ 337,560
                                                                         ==========      ==========       ==========
Weighted average yield at the end of the period                               6.23%           6.84%            6.72%
                                                                         ==========      ==========       ==========
--------------------------------------------------------------------------------------------------------------------

The following table shows the maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 1998.

-----------------------------------------------------------------------------------------------------------
(In thousands)                                Available for sale                   Held to maturity
                                        ------------------------------      -------------------------------
                                           Amortized         Fair            Amortized           Fair
                                            cost             value             cost              value
-----------------------------------------------------------------------------------------------------------
Due in one year or less                    $   8,366        $   8,643          $  2,993          $  3,030
Due from one year to five years               23,790           24,687            19,416            19,327
Due from five to ten years                    14,145           14,440            31,347            31,371
Due after ten years                          434,236          433,464            10,059            10,305
                                           ---------        ---------          --------          --------
                                           $ 480,537        $ 481,234          $ 63,815          $ 64,033
                                           =========        =========          ========          ========
-----------------------------------------------------------------------------------------------------------

Due to prepayments of the underlying loans collateralizing mortgage-backed securities, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

As a member of the FHLB system, the Bank is required to meet certain minimum levels of liquid assets, which are subject to change from time to time. The Company's liquidity fluctuates with deposit flows, funding requirements for loans and other assets and the relative returns between liquid investments and various loan products.

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

DEPOSITS. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The primary types of deposit accounts are regular savings, checking and money market accounts and certificate accounts. The primary source of these deposits is the market area in which the Bank's offices are located. The Company typically relies on customer service, advertising and existing relationships with customers to attract and retain deposits. Deposit flows are significantly influenced by the general state of the economy, general market interest rates and the effects of competition. The Company typically pays competitive interest rates within its market area but does not seek to match the highest rates paid by competing institutions in its primary market area.

The following table sets forth the distribution of the Company's deposits by type as of December 31:

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    1998                         1997                           1996
                                      -------------------------     -------------------------      -------------------------
                                         Amount          %             Amount          %              Amount          %
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits               $ 6,002        1.4%            $ 4,675       1.2%            $ 5,082        1.5%
Interest-bearing demand deposits           156,994       37.1%            150,994      37.8%            137,807       41.4%
Time deposits                              260,055       61.5%            243,899      61.0%            190,000       57.1%
                                         ----------     -------         ----------    -------         ----------     -------
                                         $ 423,051      100.0%          $ 399,568     100.0%          $ 332,889      100.0%
                                         ==========     =======         ==========    =======         ==========     =======
----------------------------------------------------------------------------------------------------------------------------

The Company had a total of $19.8 million, $24.1 million and $17.5 million in jumbo certificates of $100,000 or more as of December 31, 1998, 1997 and 1996, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 1998 which mature in the periods presented:

------------------------------------------------------------------------------------------------------------------------------
(In thousands)                            1 to 12         More than 1       More than 2         After 3
         Range of Rates                    months          to 2 years        to 3 years           years             Total
------------------------------------------------------------------------------------------------------------------------------
      2.50%  to       4.49%                 $ 41,140           $      2          $    520          $      2         $  41,664
      4.50%  to       6.49%                   101,679            70,859            13,293            21,040           206,871
      6.50%  to       8.49%                     1,213             1,984             4,625             2,499            10,321
      8.50%  to      10.49%                     1,194                 -                 -                 -             1,194
     10.50%  to      12.49%                         5                 -                 -                 -                 5
                                            ----------         ---------         ---------         ---------        ----------
                                            $ 145,231          $ 72,845          $ 18,438          $ 23,541         $ 260,055
                                            ==========         =========         =========         =========        ==========
------------------------------------------------------------------------------------------------------------------------------

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31:

-----------------------------------------------------------------------------------------------------------
(In thousands)
         Range of Rates                                       1998             1997             1996
-----------------------------------------------------------------------------------------------------------
        2.50%   to      4.49%                                  $  41,664        $  11,376        $   1,492
        4.50%   to      6.49%                                    206,871          211,695          170,129
        6.50%   to      8.49%                                     10,321           18,658           14,767
        8.50%   to     10.49%                                      1,194            2,067            3,519
       10.50%   to     12.49%                                          5              103               93
                                                               ----------       ----------       ----------
                                                               $ 260,055        $ 243,899        $ 190,000
                                                               ==========       ==========       ==========
-----------------------------------------------------------------------------------------------------------

As of December 31, 1998, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

---------------------------------------------------------------------------------------
(In thousands)                                                               Amount
---------------------------------------------------------------------------------------
Three months or less                                                          $  6,016
More than three through six months                                               4,089
More than six through twelve months                                              4,617
More than twelve months                                                          5,116
                                                                              ---------
                                                                              $ 19,838
                                                                              =========
---------------------------------------------------------------------------------------

The following table sets forth the net deposit flows during the year ended December 31:

-----------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) before interest credited and acquisition                $  5,683         $ (3,829)       $ (20,089)
Deposits assumed in connection with acquisition of Troy Hill                       -           53,783                -
Interest credited                                                             17,800           16,725           14,484
                                                                            ---------        ---------       ----------
Net deposit increase (decrease)                                             $ 23,483         $ 66,679        $  (5,605)
                                                                            =========        =========       ==========
-----------------------------------------------------------------------------------------------------------------------

BORROWINGS. While deposits are the primary source of funds for the Company's lending and investment activities and general business purposes, the Company, also borrows funds from the FHLB of Pittsburgh and through reverse repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company's stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 1998, the Company had outstanding advances with the FHLB of $306.0 million. See also "Regulation - Regulation of the Bank - Federal Home Loan Bank System".

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

The following table sets forth the Company's borrowing as of December 31:

-----------------------------------------------------------------------------------------------
(In thousands)                                  1998               1997               1996
-----------------------------------------------------------------------------------------------
FHLB advances                                  $ 305,965          $ 355,051          $ 295,522

Reverse repurchase agreements                    150,360             55,800             13,450

Treasury tax and loan note payable                    30                173                223
                                               ---------          ---------          ---------
                                               $ 456,355          $ 411,024          $ 309,195
                                               =========          =========          =========
-----------------------------------------------------------------------------------------------

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

-----------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                 1998           1997           1996
-----------------------------------------------------------------------------------------------------
FHLB advances:
     Average balance outstanding for the year                $ 141,321      $ 203,890      $ 162,894
     Maximum amount outstanding at any month end
        during the year                                        206,044        252,899        160,941
     Balance outstanding at year end                           153,944        214,986        158,335
     Weighted average interest rate during the year               5.98%          6.08%          6.10%
     Weighted average interest rate at year end                   5.97%          6.05%          6.17%

Reverse repurchase agreements:
     Average balance outstanding for the year                $  21,528      $  14,336      $  13,112
     Maximum amount outstanding at any month end
        during the year                                         23,805         14,855         14,000
     Balance outstanding at year end                            23,560         13,400         13,450
     Weighted average interest rate during the year               5.53%          5.89%          5.50%
     Weighted average interest rate at year end                   5.16%          5.90%          5.58%

Treasury tax and loan note:
     Average balance outstanding for the year                $     109      $     125      $       4
     Maximum amount outstanding at any month end
        during the year                                            140            173            223
     Balance outstanding at year end                                77            173            223
     Weighted average interest rate during the year               5.33%          5.30%          3.34%
     Weighted average interest rate at year end                   4.69%          5.31%          5.18%

Total short term borrowings:
     Average balance outstanding for the year                $ 162,958      $ 218,351      $ 176,010
     Maximum amount outstanding at any month end
        during the year                                        229,989        267,927        175,164
     Balance outstanding at year end                           177,581        228,559        172,008
     Weighted average interest rate during the year               5.92%          6.07%          6.06%
     Weighted average interest rate at year end                   5.86%          6.04%          6.12%
-----------------------------------------------------------------------------------------------------

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

SUBSIDIARIES
------------

The Bank is permitted by current OTS regulations to invest an amount up to 2% of its respective assets in stock, paid-in surplus and secured and unsecured loans in service corporations. The Bank may invest an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of regulatory capital. Savings institutions meeting these requirements also may make, subject to the loans-to-one borrower limitations, an unlimited amount of conforming loans to service corporations in which the lender does not own or hold more than 10% of the capital stock of certain other corporations meeting specified requirements.

At December 31, 1998, ESB was authorized under the current regulations to have a maximum investment of $18.7 million in service corporations, exclusive of the additional 1% of assets, investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, ESB had a $661,000 investment in AMSCO, Inc. (AMSCO), its wholly owned service corporation.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. As of December 31, 1998 AMSCO had total assets, consisting primarily of investments in three joint ventures, of $1.9 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA to develop a parcel of property and construct a commercial office building to be partially utilized as a branch office and loan production office for ESB. ESB is providing financing for the project. As of December 31, 1998, AMSCO had a $429,000 investment in ESB Bank Building Associates.

The second joint venture, McCormick Place, consists of a 40% interest in a partnership with two local developers. McCormick Place purchased approximately 9 acres of undeveloped land in Moon Township, Allegheny County, PA in April 1998 and developed the land into a 12 lot subdivision for the purpose of building single-family residential dwellings. ESB is providing financing for the project. As of December 31, 1998, 7 of the 12 lots remain unsold. On that date, AMSCO had a $43,000 investment in McCormick Place.

The third joint venture, Madison Woods, consists of a 40% interest in a partnership with two local developers. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 for the purpose of development and building of single-family residential dwellings. ESB is providing financing for the project. As of December 31, 1998, AMSCO had a $26,000 investment in Madison Woods.

A savings institution is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Bank which are engaged in such activities are subject to exclusion from their respective regulatory capital calculation. See "Regulation
- Regulation of the Bank - Regulatory Capital Requirements".

REGULATION

Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company, which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the saving association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation - Regulation of the Bank - Qualified Thrift Lender Test".

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and non-objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of the Bank--Restrictions on Capital Distributions."

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

In addition, Section 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Bank was in compliance with the above restrictions.

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

REGULATION OF THE BANK
----------------------

GENERAL. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the U.S. Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

FEDERAL SAVINGS ASSOCIATION REGULATION. The OTS has extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. Such regulation and supervision is primarily intended for the protection of depositors.

The investment and lending authority of the Bank is prescribed by federal laws and regulations, and is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

There are limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. For further information about the Company's regulatory lending limits, see "Business
- Lending Activities - Loan Underwriting Policies".

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

INSURANCE OF ACCOUNTS. The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF, administered by the FDIC and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which could result in termination of the Bank's deposit insurance.

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

THRIFT CHARTER. Congress has been considering legislation in various forms that would require thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank.

LIQUIDITY REQUIREMENTS. The Bank is required to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its respective average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and savings flows of all savings banks and is currently 4.0%.

Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The OTS designates as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed for failure to meet liquidity requirements. As of December 31, 1998, ESB's liquidity ratio was in compliance with regulatory requirements at 19.4%. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations. The Company has consistently maintained liquidity levels in excess of the minimum requirements.

REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings institution to maintain capital above the minimum capital levels.

All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See"--Prompt Corrective Action"). A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

As of December 31, 1998, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.9%, 6.9% and 17.6%, respectively.

The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1 to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

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

PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 1998, ESB was in the "well capitalized" category.

QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments
(QTIs). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1998, the amount of the Bank's assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The OTS regulates capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the regulation, however, would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Bank does not believe that the regulation will adversely affect its ability to make capital distributions.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. ESB as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. As of December 31, 1998, ESB had $18.4 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. As of December 31, 1998, the Company had $306.0 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1998, dividends paid by the FHLB of Pittsburgh to the Company totaled $1.2 million.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 1998, the Bank was in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. Effective August 9, 1995, the federal banking agencies, including the OTS, implemented final rules and guidelines concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems,
(b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

FEDERAL AND STATE TAXATION

GENERAL. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of federal taxation is intended to only summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the thrifts.

METHOD OF ACCOUNTING. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

BAD DEBT RESERVES. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank's bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank's base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 1997 (the most recent date for which a tax return has been filed) include approximately $13.9 million representing such bad debt deductions for which no deferred income taxes have been provided.

DISTRIBUTIONS. If the Bank distributes cash or property to its sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the distribution exceeds the Banks' accumulated earnings and profit subsequent to December 31, 1951 or (b) the distribution is a "non-dividend distribution". A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes,
(i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits of the Bank. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution, like the Bank, may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

PENNSYLVANIA TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 1.199% of a corporation's capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (MITA), which previously imposes a tax at a rate of 11.5% of a qualified thrift savings institution's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts qualified savings institutions from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Interest earned on U.S. and Commonwealth of Pennsylvania government obligations are exempt from MITA income tax.

OTHER MATTERS. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 1995, 1996 and 1997 are open under the statute of limitations and subject to review by the Internal Revenue Service.

PERSONNEL
---------

As of December 31, 1998, the Company had 125 full-time and 54 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 1998.

---------------------------------------------------------------------------------------------------------------------------------
                                                                 OWNED            LEASE            NET BOOK         PERCENT
                                                                  OR            EXPIRATION         VALUE OR         OF TOTAL
LOCATION                                                        LEASED            DATE            ANNUAL RENT       DEPOSITS
---------------------------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS AND ESB MAIN OFFICE:
------------------------------------------

    Ellwood City Office                                         Owned               --               $ 819,000             25.0%
    600 Lawrence Avenue, Ellwood City, PA   16117

ESB BRANCH OFFICES:
-------------------

    Aliquippa Office                                            Owned               --               $ 131,000              9.7%
    2301 Sheffield Road, Aliquippa, PA   15001

    Ambridge Office                                             Owned               --               $  92,000             13.4%
    506 Merchant Street, Ambridge, PA   15003

    Center Township Office                                      Owned               --               $ 128,000              2.8%
    1207 Brodhead Road, Monaca, PA   15061

    Coraopolis Office                                           Owned               --               $  53,000              3.2%
    900 Fifth Avenue, Coraopolis, PA   15108

    Fox Chapel Office                                           Owned               --               $ 280,000              9.0%
    1060 Freeport Road, Pittsburgh, PA   15238

    Franklin Township Office                                    Owned               --               $ 584,000              5.7%
    Mercer Road and Mecklem Lane, Ellwood City, PA   16117

    New Castle Office                                           Leased           04/30/04            $  44,000             11.6%
    Route 65, New Castle, PA   16101

    Troy Hill Office                                            Owned               --               $ 454,000             12.2%
    1706 Lowrie Street, Pittsburgh, PA   15212

    Wexford Office                                              Leased         Month to Month        $   8,800              2.0%
    11279 Perry Highway, Wexford, PA   15090

    Zelienople Office                                           Leased           11/30/07            $  15,600              5.4%
    Route 19, Zelienople, PA   16063

OTHER PROPERTIES:
----------------

    Drive-through Facility                                      Owned               --                $ 73,000                NA
    618 Beaver Avenue, Ellwood City, PA   16117

    Parking Lot                                                 Owned               --                $ 22,000                NA
    611 Lawrence Avenue, Ellwood City, PA   16117

    Findlay Township Property                                   Owned               --               $ 259,000                NA
    Route 30, Clinton, PA   15026

    Wexford Property                                            Owned               --             $ 1,401,000                NA
    Route 910, Wexford, PA   15090

    Building                                                    Owned               --               $ 147,000                NA
    612 Lawrence Avenue, Ellwood City, PA   16117
---------------------------------------------------------------------------------------------------------------------------------

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" on pages 50 and 51 of the Company's 1998 Annual Report to Stockholders attached hereto as Exhibit 13 (1998 Annual Report).

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" on page 4 of the Company's 1998 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 20 of the Company's 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" on pages 16 to 18 of the Company's 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required herein is incorporated by reference from pages 21 to 49 of the Company's 1998 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Election of Directors" on pages 4 to 10 of the definitive proxy statement of the Company (Proxy Statement).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required herein is incorporated by reference from the section captioned "Executive Compensation" on pages 11 to 20 of the Company's Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required herein is incorporated by reference from the subsection captioned "Executive Compensation - Indebtedness of Management" on pages 19 and 20 of the Company's Proxy Statement.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

               Accountant's Report

               Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

               Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

     (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

               No.            Exhibits
               ---            --------

               3 (a)          Amended and Restated Articles of Incorporation (1)
               3 (b)          Bylaws(1)
               4              Specimen Common Stock Certificate (2)
               10(a)          Stock Option Plan (2) (5)
               10(b)          Employee Stock Ownership Plan (2) (5)
               10(c)          Management Development and Recognition Plan and
                              Trust Agreement (2) (5)
               10(d)          Employment Agreement with Charlotte A. Zuschlag
                              (2) (5)
               10(e)          1992 Stock Incentive Plan (3) (5)
               10(f)          1997 Stock Option Plan (4) (5)
               10(g)          Change of Control Agreement among the Company, ESB
                              and Charles P. Evanoski (Representative of similar
                              agreements entered into with Frank D. Martz, Todd
                              F. Palkovich and Robert C. Hilliard) (5)
               11             Statement RE Computation of Per Share Earnings
               13             1998 Annual Report to Stockholders
               22             Subsidiaries of the Registrant - Reference is made
                              to Item 1. "Business - Subsidiaries" for the
                              required information.
               23             Consent of KPMG LLP
               27             Financial Data Schedule

                         (1) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
                         (2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
                         (3) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
                         (4) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
                         (5) Management contract or compensatory plan or arrangement.

          (b) The Company filed a Form 8-K dated December 16, 1998, to report the declaration of a cash dividend of $0.09 per common share payable on January 25, 1999 to stockholders of record at the close of business on December 31, 1998.
          (c) See (a)(3) above for all exhibits filed herewith and the exhibit index
          (d) There are no other financial statements and financial statement schedules which were excluded from the 1998 Annual Report which are required to be included herein.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ESB FINANCIAL CORPORATION

Date:  March 29, 1999               By:  /s/  Charlotte A. Zuschlag
                                        -------------------------------------
                                        Charlotte A. Zuschlag
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Charlotte A. Zuschlag                           Date:  March 29, 1999
     -----------------------------------
     Charlotte A. Zuschlag
     President and Chief Executive Officer, Director
     (Principal Executive Officer)

By:  /s/  Charles P. Evanoski                             Date:  March 29, 1999
     -----------------------------------
     Charles P. Evanoski
     Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/  William B. Salsgiver                            Date:  March 29, 1999
     -----------------------------------
     William B. Salsgiver
     Chairman of the Board

By:  /s/  Herbert S. Skuba                                Date:  March 29, 1999
     -----------------------------------
     Herbert S. Skuba
     Vice Chairman of the Board of Directors

By:  /s/  George William Blank, Jr.                       Date:  March 29, 1999
     -----------------------------------
     George William Blank, Jr.
     Director

By:  /s/  Charles Delman                                  Date:  March 29, 1999
     -----------------------------------
     Charles Delman
     Director

By:  /s/  Lloyd L. Kildoo                                 Date:  March 29, 1999
     -----------------------------------
     Lloyd L. Kildoo
     Director

By:  /s/  Edmund C. Smith                                 Date:  March 29, 1999
     -----------------------------------
     Edmund C. Smith
     Director

By:  /s/  Edwin A. Thaner                                 Date:  March 29, 1999
     -----------------------------------
     Edwin A. Thaner
     Director