Form 10-Q
period 1999-03-31
ESB FINANCIAL CORP
filed 1999-05-13
CIK 872835

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                       For Quarter Ended:  March 31, 1999
                                           --------------


                        Commission File Number:  0-19345
                                                 -------


                           ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Pennsylvania                                                        25-1659846
--------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



  600 Lawrence Avenue, Ellwood City, PA                                    16117
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)


                                 (724) 758-5584
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.     X   Yes           No
                                                    ---           ---


      Number of shares of common stock outstanding as of  April 30, 1999:

  Common Stock, $0.01 par value                          5,225,564 shares
  -----------------------------                          ----------------
            (Class)                                        (Outstanding)

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 1999 (Unaudited) and December 31, 1998....   1

           Consolidated Statements of Operations for the three
           months ended March 31, 1999 and 1998 (Unaudited)..........   2

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 1999 and 1998 (Unaudited)..........   3

           Notes to Consolidated Financial Statements................   5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations..........   8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk  15

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings.........................................  16

Item 2.    Changes in Securities.....................................  16

Item 3.    Defaults Upon Senior Securities...........................  16

Item 4.    Submission of Matters to a Vote of Security Holders.......  16

Item 5.    Other Information.........................................  16

Item 6.    Exhibits and Reports on Form 8-K..........................  16

           Signatures................................................  17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                   ESB Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
             As of March 31, 1999 (Unaudited) and December 31, 1998
                (Dollar amounts in thousands, except share data)


                                                                                            March 31,            December 31,
                                                                                              1999                  1998
                                                                                           (Unaudited)
                                                                                          -------------         -------------
                                     Assets
                                     ------
Cash on hand and in banks                                                                    $   2,591             $   3,140
Interest-earning deposits                                                                        5,313                 6,534
Federal funds sold                                                                               2,470                   629
Securities available for sale; cost of $492,586 and $480,537                                   495,955               481,234
Securities held to maturity; market value of $58,353 and $64,033                                58,278                63,815
Loans receivable, net                                                                          359,891               360,280
Accrued interest receivable                                                                      6,409                 6,792
Federal Home Loan Bank (FHLB) stock                                                             18,435                18,435
Premises and equipment, net                                                                      6,557                 6,193
Real estate acquired through foreclosure, net                                                       13                    21
Prepaid expenses and other assets                                                                9,847                10,359
Bank owned life insurance                                                                       15,183                15,006
                                                                                          -------------         -------------

            Total assets                                                                     $ 980,942             $ 972,438
                                                                                          =============         =============

                      Liabilities and Stockholders' equity
                      ------------------------------------

Liabilities:
     Deposits                                                                                $ 423,016             $ 423,051
     Borrowed funds                                                                            461,786               456,355
     Guaranteed preferred beneficial interest in subordinated debt, net                         24,038                24,027
     Advance payments by borrowers for taxes and insurance                                       3,326                 3,171
     Accrued expenses and other liabilities                                                      5,450                 4,751
                                                                                          -------------         -------------

         Total liabilities                                                                     917,616               911,355
                                                                                          -------------         -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                 -                     -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         6,337,755 and 6,337,755 shares issued;
         5,251,472 and 5,265,886 shares outstanding                                                 63                    63
     Additional paid-in capital                                                                 59,490                59,448
     Treasury stock, at cost; 1,086,283 and 1,071,869 shares                                   (17,062)              (16,841)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                       (2,604)               (2,681)
     Unvested shares held by Management Recognition Plan (MRP)                                    (237)                 (237)
     Retained earnings, substantially restricted                                                21,452                20,870
     Accumulated other comprehensive income, net                                                 2,224                   461
                                                                                          -------------         -------------

         Total stockholders' equity                                                             63,326                61,083
                                                                                          -------------         -------------

            Total liabilities and stockholders' equity                                       $ 980,942             $ 972,438
                                                                                          =============         =============

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
         For the three months ended March 31, 1999 and 1998 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                               ---------------------------
                                                                                                 1999               1998
                                                                                               -------            --------
Interest income:
     Loans receivable                                                                             $ 6,955            $ 6,816
     Securities available for sale                                                                  7,272              7,232
     Securities held to maturity                                                                      846              1,346
     FHLB stock                                                                                       296                289
     Deposits with banks and federal funds sold                                                        62                 69
                                                                                                  -------            -------
         Total interest income                                                                     15,431             15,752
                                                                                                  -------            -------

Interest expense:
     Deposits                                                                                       4,397              4,288
     Borrowed funds                                                                                 6,662              6,518
     Guaranteed preferred beneficial interest in subordinated debt                                    557                556
                                                                                                  -------            -------
         Total interest expense                                                                    11,616             11,362
                                                                                                  -------            -------

Net interest income                                                                                 3,815              4,390
     Provision for loan losses                                                                          3                  -
                                                                                                  -------            -------

Net interest income after provision for loan losses                                                 3,812              4,390
                                                                                                  -------            -------

Noninterest income:
     Fees and service charges                                                                         330                315
     Net realized gain (loss) on sales of securities available for sale                               215                 (7)
     Other                                                                                            192                 10
                                                                                                  -------            -------
         Total noninterest income                                                                     737                318
                                                                                                  -------            -------

Noninterest expense:
     Compensation and employee benefits                                                             1,620              1,481
     Premises and equipment                                                                           363                257
     Federal deposit insurance premiums                                                                69                 62
     Data processing                                                                                  112                128
     Other                                                                                            808                725
                                                                                                  -------            -------
         Total noninterest expense                                                                  2,972              2,653
                                                                                                  -------            -------

Net income before provision for income taxes                                                        1,577              2,055
     Provision for income taxes                                                                       222                505
                                                                                                  -------            -------

Net income                                                                                        $ 1,355            $ 1,550
                                                                                                  =======            =======
Net income per share:

         Basic                                                                                      $0.27              $0.28
         Diluted                                                                                    $0.26              $0.27




See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
         For the three months ended March 31, 1999 and 1998 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                              ----------------------------
                                                                                                1999                1998
                                                                                             -----------         ----------
Operating activities:
     Net income                                                                                  $ 1,355            $ 1,550
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                 140                 86
            Provision for losses                                                                       7                 14
            Amortization of premiums and accretion of discounts                                      558                440
            Origination of loans available for sale                                               (5,585)            (2,447)
            Proceeds from sale of loans available for sale                                         4,918              1,521
            (Gain) loss on sale of securities available for sale                                    (215)                 7
            Amortization of intangible assets                                                        150                150
            Decrease (increase) in accrued interest receivable                                       383               (472)
            (Increase) decrease in prepaid expenses and other assets                                (546)               349
            Increase in accrued expenses and other liabilities                                       699              1,973
            Other                                                                                      6                238
                                                                                             -----------         ----------
        Net cash provided by operating activities                                                  1,870              3,409
                                                                                             -----------         ----------

Investing activities:
     Loan originations and purchases                                                             (28,296)           (32,322)
     Purchases of securities available for sale                                                  (64,754)           (83,808)
     Purchases of securities held to maturity                                                          -               (993)
     Purchases of FHLB stock                                                                           -               (462)
     Additions to premises and equipment                                                            (504)               (63)
     Principal repayments of loans receivable                                                     29,299             23,636
     Principal repayments of securities available for sale                                        30,929             26,216
     Principal repayments of securities held to maturity                                           5,443              4,234
     Proceeds from the sale of securities available for sale                                      21,611             19,459
     Proceeds from sale of REO                                                                        15                  -
                                                                                             -----------         ----------
        Net cash used in investing activities                                                     (6,257)           (44,103)
                                                                                             -----------         ----------

Financing activities:
     Net (decrease) increase in deposits                                                             (35)             2,019
     Net increase in borrowed funds                                                                5,431             31,159
     Proceeds received from exercise of stock options                                                105                226
     Dividends paid                                                                                 (474)              (474)
     Payments to acquire treasury stock                                                             (646)            (1,426)
     Stock purchased by ESOP                                                                         (39)              (449)
     Principal repayment of ESOP loan                                                                116                108
                                                                                             -----------         ----------
        Net cash provided by financing activities                                                  4,458             31,163
                                                                                             -----------         ----------

Net increase (decrease) in cash equivalents                                                           71             (9,531)
Cash equivalents at beginning of period                                                           10,303             18,947
                                                                                             -----------         ----------
Cash equivalents at end of period                                                               $ 10,374            $ 9,416
                                                                                             ===========         ==========

Continued.

                   ESB Financial Corporation and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
         For the three months ended March 31, 1999 and 1998 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                              ------------------------------
                                                                                                  1999              1998
                                                                                              -----------        -----------
Supplemental information:

     Interest paid                                                                              $ 11,593           $ 12,118
     Income taxes paid                                                                                90                 45
     Non-cash transactions:
        Transfers from loans receivable to real estate acquired
            through foreclosure                                                                        -                 48
        Dividends declared but not paid                                                              473                471


See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

     ESB Financial Corporation (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. ("ESB" or "the Bank"), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc. and AMSCO, Inc.

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998, as contained in the 1998 Annual Report to Stockholders.

     The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.   Securities

     The Company's securities available for sale and held to maturity portfolios are summarized as follows:

-------------------------------------------------------------------------------------------------------------------

(In thousands)                                        Amortized       Unrealized      Unrealized          Fair
                                                        cost            gains           losses            value
-------------------------------------------------------------------------------------------------------------------
Available for sale:
------------------
     As of March 31, 1999:
        Trust Preferred securities                     $   3,274         $     9         $    (29)       $   3,254
        Municipal securities                              96,671           2,254             (239)          98,686
        Equity securities                                  2,271             286             (126)           2,431
        Corporate Bonds                                   52,653              27             (724)          51,956
        Mortgage-backed securities                       337,717           2,365             (454)         339,628
                                                     ------------     -----------     ------------     ------------
                                                       $ 492,586         $ 4,941         $ (1,572)       $ 495,955
                                                     ============     ===========     ============     ============
     As of December 31, 1998:
        Trust Preferred securities                     $   3,275         $    54         $    (29)       $   3,300
        Municipal securities                              99,035           2,258             (195)         101,098
        Equity securities                                  2,101             348             (157)           2,292
        Corporate Bonds                                   52,649               -           (2,329)          50,320
        Mortgage-backed securities                       323,477           1,637             (890)         324,224
                                                     ------------     -----------     ------------     ------------
                                                       $ 480,537         $ 4,297         $ (3,600)       $ 481,234
                                                     ============     ===========     ============     ============
Held to maturity:
----------------
     As of March 31, 1999:
        U.S. Government securities                     $   3,989         $    36         $      -        $   4,025
        Municipal securities                               7,995             196                -            8,191
        Mortgage-backed securities                        46,294              42             (199)          46,137
                                                     ------------     -----------     ------------     ------------
                                                       $  58,278         $   274         $   (199)       $  58,353
                                                     ============     ===========     ============     ============
     As of December 31, 1998:
        U.S. Government securities                     $   4,986         $    41         $      -        $   5,027
        Municipal securities                               7,994             210                -            8,204
        Mortgage-backed securities                        50,835             105             (138)          50,802
                                                     ------------     -----------     ------------     ------------
                                                       $  63,815         $   356         $   (138)       $  64,033
                                                     ============     ===========     ============     ============
-------------------------------------------------------------------------------------------------------------------

3.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                    March 31,                          December 31,
(In thousands)                                                         1999                                1998
--------------------------------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                                   $    229,406                        $    225,054
     Residential - multi family                                          11,644                              11,206
     Commercial real estate                                              31,672                              32,300
     Construction                                                        33,275                              41,215
                                                                   -------------                       -------------
                                                                        305,997                             309,775
Other loans:
     Consumer loans                                                      55,739                              56,897
     Commercial business                                                 13,623                              14,216
                                                                   -------------                       -------------
                                                                        375,359                             380,888
Less:
     Allowance for loan losses                                            4,820                               4,815
     Deferred loan fees and net discounts                                   741                                 785
     Loans in process                                                     9,907                              15,008
                                                                   -------------                       -------------
                                                                   $    359,891                        $    360,280
                                                                   =============                       =============
--------------------------------------------------------------------------------------------------------------------

4.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                         March 31, 1999                           December 31, 1998
                                   ----------------------------------------   ---------------------------------------
                                    Weighted                                   Weighted
                                     average                                   average
        Type of accounts              rate         Amount           %            rate         Amount          %
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits             -         $   7,825            1.9%      -         $   6,002             1.4%
Interest-bearing demand deposits      2.38%          160,415           37.9%   2.34%          156,994            37.1%
Time deposits                         5.38%          254,776           60.2%   5.54%          260,055            61.5%
                                                 ------------  ------------                 -----------   -----------

                                      4.22%        $ 423,016          100.0%   4.27%        $ 423,051           100.0%
                                                 ============  ============                 ===========   ===========

Time deposits mature as follows:

Within one year                                    $ 153,704           36.3%                $ 145,231            34.3%
After one year through two years                      66,330           15.7%                   72,845            17.2%
After two years through three years                   10,452            2.5%                   18,438             4.4%
Thereafter                                            24,290            5.7%                   23,541             5.6%
                                                 ------------  ------------                 -----------   -----------

                                                   $ 254,776           60.2%                $ 260,055            61.5%
                                                 ============  ============                 ===========   ===========
---------------------------------------------------------------------------------------------------------------------

5.     Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        March 31, 1999          December 31, 1998
                                                                 -----------------------  ------------------------
                                                                  Weighted                 Weighted
                                                                 average rate   Amount    average rate  Amount
------------------------------------------------------------------------------------------------------------------
FHLB advances:
   Due within 12 months                                            6.12%      $  73,095      5.99%      $  98,595
   Due beyond 12 months but within 5 years                         6.11%        205,539      6.04%        206,660
   Due beyond 5 years but within 10 years                          5.33%         45,440      7.79%            440
   Due beyond 10 years                                             6.03%            269      6.01%            270
                                                                            ------------              ------------
                                                                                324,343                   305,965

Reverse repurchase agreements:
   Due within 90 days                                              5.53%      $  10,000      5.29%      $  44,860
   Due beyond 90 days but within 5 years                           5.54%        127,390      5.59%        105,500
                                                                            ------------              ------------
                                                                                137,390                   150,360

Treasury tax and loan note payable                                                   53                        30
                                                                            ------------              ------------

                                                                              $ 461,786                 $ 456,355
                                                                            ============              ============
------------------------------------------------------------------------------------------------------------------

6.   Net Income Per Share

     Net income per share is calculated by dividing net operating results for the period by the weighted average number of shares of common shares and equivalents outstanding during the period. Net income per share and weighted average shares and equivalents outstanding for all periods reported reflect the stock dividend declared on April 17, 1998. For purposes of computing basic net income per share for the three month periods ended March 31, 1999 and 1998, the weighted average shares outstanding were 5,034,000 and 5,542,000, respectively. For purposes of computing diluted net income per share for the three month periods ended March 31, 1999 and 1998, the weighted average shares and equivalents outstanding were 5,191,000 and 5,802,000, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

     Options to purchase 63,735 shares of common stock at $18.00 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

7.   Comprehensive Income

     Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Only the impact of unrealized gains or losses on securities available for sale is necessary and applicable to be disclosed as an additional component of the Company's total comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130.

     For the three months ended March 31, 1999 and 1998, total comprehensive income was $3.1 million and $1.6 million, respectively, including other comprehensive income which represented an increase of $1.7 million and a decrease of $76,000, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
     of Operations
     -------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $8.5 million or 0.9% to $980.9 million at March 31, 1999 from $972.4 million at December 31, 1998. This net increase was primarily the result of increases in securities, cash and cash equivalents, premises and equipment, and bank owned life insurance of $9.2 million, $71,000, $364,000 and $177,000, respectively, partially offset by decreases in loans receivable, accrued interest receivable, real estate acquired through foreclosure and prepaid expenses and other assets of $389,000, $383,000, $8,000 and $512,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities and stockholders' equity of $6.3 million or 0.7% and $2.2 million or 3.7%, respectively. The increase in total liabilities was primarily the result of increases in borrowed funds, advance payments by borrowers for taxes and insurance, and accrued expenses and other liabilities of $5.4 million, $155,000 and $699,000, respectively. The increase in stockholders' equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $42,000, $582,000 and $1.8 million, respectively, and a decrease in unearned employee stock ownership plan ("ESOP") shares of $77,000, offset by an increase in treasury stock of $221,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $71,000 or 0.7% to $10.4 million at March 31, 1999 from $10.3 million at December 31, 1998. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The net increase between March 31, 1999 and December 31, 1998 can be attributed primarily to increases in money market investments.

Securities. The Company's securities portfolios increased by $9.2 million or 1.7% to $554.2 million at March 31, 1999 from $545.0 million at December 31, 1998. This net increase was primarily the result of purchases of available for sale securities of $64.8 million, consisting of purchases of mortgage-backed securities of $64.4 million and common stock of banks and thrifts of $401,000, during the three months ended March 31, 1999. Partially offsetting the purchases of securities were sales of available for sale securities of $21.6 million, consisting of sales of municipal securities of $2.5 million, equity securities of $316,000 and mortgage-backed securities of $18.8 million, and repayments and maturities of securities of $36.4 million, during the three months ended March 31, 1999.

Loans receivable. Net loans receivable decreased $389,000 or 0.1% to $359.9 million at March 31, 1999 from $360.3 million at December 31, 1998 due to refinancing and repayments. Included in this decrease were decreases in mortgage loans of $3.8 million or 1.2% and other loans of $1.8 million or 2.5%, partially offset by a decrease in loans in process and deferred loan fees of $5.1 million or 32.6%, during the three months ended March 31, 1999.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.1 million or 0.44% and $4.1 million or 0.45% of total assets at March 31, 1999 and December 31, 1998, respectively.

Deposits. Total deposits decreased $35,000 to $423.0 million at March 31, 1999 from $423.1 million at December 31, 1998. This decrease was primarily the result of a decrease of $5.3 million in time deposits offset by increases of $1.8 million and $3.4 million in noninterest-bearing deposits and interest-bearing demand deposit accounts during the three months ended March 31, 1999.

Borrowed funds. Borrowed funds increased $5.4 million or 1.2% to $461.8 million at March 31, 1999 from $456.4 million at December 31, 1998. This increase is primarily the result of the Company utilizing FHLB advances to fund the increase in securities. FHLB advances increased $18.4 million or 6.0% while reverse repurchase agreement borrowings decreased $13.0 million or 8.6% during the three months ended March 31, 1999.

Stockholders' equity. Stockholders' equity increased $2.2 million to $63.3 million at March 31, 1999 from $61.1 million at December 31, 1998. This increase was principally the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $42,000, $582,000 and $1.8 million, respectively, with a decrease in unearned ESOP shares of $77,000, offset by an increase in treasury stock of $221,000 during the three months ended March 31, 1999.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.4 million for the three months ended March 31, 1999, as compared to net income of $1.6 million for the same period in the prior year. The $195,000 or 12.6% decrease in net income for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, was primarily attributable to a decrease in net interest income of $575,000 and an increase in the provision for loan losses and noninterest expense of $3,000 and $319,000, respectively, partially offset by an increase in noninterest income of $419,000 and a decrease in the provision for income taxes of $283,000.

Net interest income. Net interest income decreased $575,000 or 13.1% to $3.8 million for the three months ended March 31, 1999, compared to $4.4 million for the same period in the prior year. This decrease in net interest income can be attributed to a decrease in interest income of $321,000 and an increase in interest expense of $254,000.

Interest income. Interest income decreased $321,000 or 2.0% to $15.4 million for the three months ended March 31, 1999, compared to $15.8 million for the same period in the prior year. This decrease can be attributed primarily to a decrease in interest earned on securities and interest-earning deposits of $460,000 and $7,000, respectively, partially offset by increases in interest earned on loans receivable and FHLB stock of $139,000 and $7,000, respectively.

Interest earned on loans receivable increased $139,000 or 2.0% to $7.0 million for the quarter ended March 31, 1999, compared to $6.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $16.8 million or 4.8% to $363.2 million for the three months ended March 31, 1999, compared to $346.4 million for the same period in the prior year, partially offset by a decrease in the yield of loans receivable to 7.66% for the three months ended March 31, 1999, compared to 7.87% for the same period in the prior year.

Interest earned on securities decreased $460,000 or 5.4% to $8.1 million for the three months ended March 31, 1999, compared to $8.6 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 6.47% for the three months ended March 31, 1999, compared to 6.83% for the same period in the prior year. Partially offsetting this yield decrease was an increase in the average balance of securities held of $13.9 million or 2.6% to $547.4 million for the three months ended March 31, 1999, compared to $533.5 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last three quarters of 1998 and the first quarter of 1999.

Interest expense. Interest expense increased $254,000 or 2.2% to $11.6 million for the three months ended March 31, 1999, compared to $11.4 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and borrowed funds of $109,000 and $144,000, respectively.

Interest incurred on deposits increased $109,000 or 2.5% to $4.4 million for the three months ended March 31, 1999, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $22.5 million or 5.7% to $417.1 million for the three months ended March 31, 1999, compared to $394.6 million for the same period in the prior year. The cost of interest-bearing deposits decreased to 4.28% for the quarter ended March 31, 1999 compared to 4.41% for the same period in the prior year.

Interest incurred on borrowed funds increased $144,000 or 2.2% to $6.7 million for the three months ended March 31, 1999, compared to $6.5 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $31.7 million or 7.5% to $453.9 million for the three months ended March 31, 1999, compared to $422.2 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities, as such funds were utilized to provide for security growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 5.95% for the three months ended March 31, 1999, compared to 6.26% for the same period in the prior year.

Provision for loan losses. The provision for loan losses was $3,000 at March 31, 1999. This reflects the adequacy of the Company's allowance for loan losses
as of March 31, 1999.   In determining the appropriate level of allowance for
loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at March 31, 1999 and at December 31, 1998 amounted to $4.8 million or 1.32% of the Company's total loan portfolio. The Company's allowance for losses on loans as a percentage of non-performing loans was 102.3% and 103.4% at March 31, 1999 and December 31, 1998, respectively.

Noninterest income. Noninterest income increased $419,000 or 131.8% to $737,000 for the three months ended March 31, 1999, compared to $318,000 for the same period in the prior year. This increase can be attributed primarily to an increase in the net realized gains on sales of securities available for sale and income from bank owned life insurance of $222,000 and $177,000, respectively.

Noninterest expense. Noninterest expense increased $319,000 or 12.0% to $3.0 million for the three months ended March 31, 1999, from $2.7 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums and other expenses of $139,000, $106,000, $7,000 and $83,000, respectively, partially offset by a decrease in data processing costs of $16,000. The increase in compensation and employee benefits is due primarily to staffing increases between periods and normal salary and benefit increases. The increase in premises and equipment and federal deposit insurance premimums were the result of the opening of the Company's new Wexford branch office during the quarter and an increase in the average balance of deposits for the three months ended March 31, 1999. The increase in other operating expenses is primarily attributable to a $43,000 write-off of fraudulently withdrawn deposits.

Provision for income taxes. The provision for income taxes decreased $283,000 or 56.0% to $222,000 for the three months ended March 31, 1999, from $505,000 for the same period in the prior year. This decrease was attributable to a decrease in pre-tax net income and a reduction in the Company's effective tax rate as a result of an increase in the average balance of tax exempt securities between the periods.

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

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                   Three months ended March 31,

                                                                   1999                                          1998
                                                  ---------------------------------------   ---------------------------------------
                                                    Average                       Yield /     Average                    Yield /
                                                    Balance         Interest       Rate       Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
-----------------------
   Taxable securities available for sale             $ 385,756       $  5,942       6.16%   $ 376,426       $ 6,311           6.71%
   Tax-exempt securities available for sale            100,843          2,016       8.00%      67,302         1,395           8.29%
   Taxable securities held to maturity                  52,843            740       5.60%      81,401         1,224           6.01%
   Tax-exempt securities held to maturity                7,995            160       8.01%       8,368           185           8.84%
                                                  -------------   -----------   ---------   ---------      --------        --------
                                                       547,437          8,858       6.47%     533,497         9,115           6.83%
                                                  -------------   -----------   ---------   ---------      --------        --------

   Mortgage loans                                      293,050          5,615       7.66%     284,737         5,610           7.88%
   Other loans                                          70,147          1,340       7.64%      61,681         1,206           7.82%
                                                  -------------   -----------   ---------   ---------      --------        --------
                                                       363,197          6,955       7.66%     346,418         6,816           7.87%
                                                  -------------   -----------   ---------   ---------      --------        --------

   Cash equivalents                                      8,387             63       3.00%       8,462            69           3.26%
   FHLB stock                                           18,435            296       6.42%      18,053           289           6.40%
                                                  -------------   -----------   ---------   ---------      --------        --------
                                                        26,822            359       5.35%      26,515           358           5.40%
                                                  -------------   -----------   ---------   ---------      --------        --------

   Total interest-earning assets                       937,456         16,172       6.90%     906,430        16,289           7.19%
   Other noninterest-earning assets                     36,615              -       -          17,367             -           -
                                                  -------------   -----------   ---------   ---------      --------        --------

        Total assets                                 $ 974,071       $ 16,172       6.64%   $ 923,797      $ 16,289           7.05%
                                                  =============   ===========   =========   =========      =========       ========

Interest-bearing liabilities:
----------------------------
   Interest-bearing demand deposits                  $ 157,602       $    915       2.35%   $ 150,633      $    880           2.37%
   Time deposits                                       259,510          3,482       5.44%     243,996         3,408           5.66%
                                                  -------------   -----------   ---------   ---------      --------        --------
                                                       417,112          4,397       4.28%     394,629         4,288           4.41%
                                                  -------------   -----------   ---------   ---------      --------        --------

   FHLB advances                                       317,071          4,757       6.08%     338,315         5,338           6.40%
   Reverse repo's & other borrowings                   136,848          1,906       5.65%      83,883         1,180           5.71%
                                                  -------------   -----------   ---------   ---------      --------        --------
                                                       453,919          6,663       5.95%     422,198         6,518           6.26%
                                                  -------------   -----------   ---------   ---------      --------        --------

   Preferred securities                                 24,033            558       9.42%      24,085           556           9.36%
                                                  -------------   -----------   ---------   ---------      --------        --------

   Total interest-bearing liabilities                  895,064         11,618       5.26%     840,912        11,362           5.48%
   Noninterest-bearing demand deposits                  10,428              -          -        8,573             -           -
   Other noninterest-bearing liabilities                 6,109              -          -        5,612             -           -
                                                  -------------   -----------   ---------   ---------      --------        --------

        Total liabilities                              911,601         11,618       5.17%     855,097        11,362           5.39%
        Stockholders' equity                            62,470              -          -       68,700             -           -
                                                  -------------   -----------   ---------   ---------      --------        --------

        Total liabilities and equity                 $ 974,071       $ 11,618       4.84%   $ 923,797      $ 11,362           4.99%
                                                  =============   ===========   =========   =========      =========       ========

Net interest income                                                  $  4,554                              $  4,927
                                                                  ============                             =========

Interest rate spread (difference between                                            1.64%                                     1.71%
                                                                                 ========                                  ========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                                   1.94%                                     2.17%
                                                                                 ========                                  ========
   income as a percentage of average
   interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 1999 and 1998, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates.
The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

----------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                             1999 versus 1998

                                                                                       Increase (decrease) due to
                                                                             -----------------------------------------------
                                                                              Volume              Rate             Total
----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                   $ 234             $ (491)           $ (257)
    Loans                                                                          324               (185)              139
    Cash equivalents                                                                (1)                (5)               (6)
    FHLB stock                                                                       6                  1                 7
                                                                             ----------        -----------       -----------
    Total interest-earning assets                                                  563               (680)             (117)
                                                                             ----------        -----------       -----------

 Interest expense:
    Deposits                                                                       240               (131)              109
    FHLB advances                                                                 (326)              (255)             (581)
    Reverse repurchases & other borrowings                                         738                (12)              726
    Preferred securities                                                            (1)                 3                 2
                                                                             ----------        -----------       -----------

    Total interest-bearing liabilities                                             651               (395)              256
                                                                             ----------        -----------       -----------

 Net interest income                                                             $ (88)            $ (285)           $ (373)
                                                                             ==========        ===========       ===========
----------------------------------------------------------------------------------------------------------------------------

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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations and the Senior Vice President of Lending of the Company. This committee, which meets quarterly, generally monitors various asset and liability management policies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities and (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans and (iii) the purchase of off-balance sheet interest rate caps which help to insulate the Bank's interest rate risk position from increases in interest rates.

As of March 31, 1999, the implementation of these asset and liability initiatives resulted in the following: (i) $168.9 million or 45.0% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $108.7 million or 42.4% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $76.5 million or 19.8% of the Company's portfolio of mortgage-backed securities (including mortgage-backed securities available for sale) were secured by ARMs and (iv) the Company had $120.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $386.7 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $418.5 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $31.8 million or a negative 3.2% of total assets. At March 31, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 92.4%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At March 31, 1999, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. Within the past 28 months, the Company has purchased interest rate cap contracts with notional amounts totaling $120.0 million in order to insulate against a rising interest rate environment. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 1.0% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a minimum level of liquidity to assure their ability to meet demands for customer's withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratio fluctuates depending primarily upon deposit flows but has been consistently maintained at levels in excess of the required percentage. At March 31, 1999, the Bank's liquidity ratio was 14.5%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 1999, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $21.0 million, unused lines of credit totaling $18.8 million and $9.9 million of undisbursed loans in process.

At March 31, 1999, certificates of deposits amounted to $254.8 million or 60.2% of the Company's total consolidated deposits, including $153.7 million which were scheduled to mature by March 31, 2000. At the same date, the total amount of FHLB advances which were scheduled to mature by March 31, 2000 was $73.1 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2000 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 1999, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 7.0%, 7.0% and 18.6%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to a variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for fiscal years beginning June 15, 1999. The Company has not determined the impact of the adoption of the standard at this time.

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

YEAR 2000

The Year 2000 ("Y2K") issue exists because in the past many computer programs were developed to recognize only the last two digits of a year (e.g. "99" for "1999"). Without updating or replacing existing systems it is possible that certain computer programs will recognize the year 2000 as 1900 because they will key on the digits "00". The Company is aware of the issues associated with the programming code in certain existing computer systems as the year 2000 approaches. The Y2K problem is pervasive and complex as many computer operations may be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such date could generate erroneous data or cause a system failure.

The Securities and Exchange Commission ("SEC"), the Federal Financial Institution's Examination Council ("FFIEC") and other federal banking regulators have issued guidelines to assure that insured depository institutions appropriately address Y2K issues, which primarily center on the ability of computer systems to recognize the year 2000. The FFIEC has established that the Y2K management process should consist of five phases (Awareness, Assessment, Renovation, Validation and Implementation) and has established a timeline for the completion of each phase.

The Company outsources substantially all of its data processing needs and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. The Company is working closely with its vendors to ensure that Y2K issues will not adversely affect its operational and financial systems.

The Company has developed a Year 2000 Action Plan ("Plan") within the FFIEC guidelines that addresses all systems, hardware and data processing applications provided by third-party vendors and internal programs. The Awareness and Assessment phases are completed and related to the understanding of the Y2K problem, the establishment of a Y2K Steering Committee to oversee the overall strategies and Plan, and identifying all hardware, software, networks, processing platforms, vendor interdependencies and budget needs that are affected by the Y2K date change. The Renovation phase entails assessing the need for hardware and software upgrades, system replacements, and other associated changes. The Company has completed the Renovation phase. The Validation and Implementation phases entail determining the Y2K status of the Company's mission-critical vendors through testing and certification. Testing has been completed on a substantial number of these vendors and indications at this time are that all of the Company's major vendors will be Year 2000 compliant. It is anticipated that the Validation and Implementation phases will be completed by June 30, 1999. The Company is formulating contingency plans for its major functions in the event the Company experiences system interruptions or failures due to Y2K problems that are beyond the Company's control.

The Company has completed a conversion of its third party provided legacy computer system to another third party provided client server, relational database system. The decision to change third-party providers centered on technology issues and was not based on year 2000 issues. The new system has been tested and verified Year 2000 compliant.

Management has budgeted approximately $65,000 for the year 1999 to cover various Year 2000 costs. The 1999 budget covers costs such as testing the Company's largest third-party provider's data processing system, possible renovation of other third-party provided systems, and customer awareness communications. Direct and indirect costs associated with Year 2000 issues have not had a significant impact on the Company's consolidated financial statements to date and management does not anticipate that any such future costs will be of a material nature. Success in achieving Year 2000 readiness depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. If renovations, modifications and conversions are not completed on a timely basis where required, the year 2000 problem could result in additional expenses or business disruption that may have a material impact on the operations of the Company.

The above Year 2000 readiness disclosures are made for the sole purpose of communicating or disclosing information aimed at correcting and/or avoiding Year 2000 failures. These statements are made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act as signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999. Management believes there have been no material changes in the Company's market risk since December 31, 1998.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Company's consolidated financial position or results of operations.

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibit 27  Financial Data Schedule

(b) Form 8-K The Company filed a Form 8-K dated March 17, 1999 to report a $0.09 per share quarterly cash dividend payable April 23, 1999 to stockholders of record at the close of business on March 31, 1999.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  May 10, 1999                       By:  /s/ Charlotte A. Zuschlag
                                          -------------------------------------
                                          Charlotte A. Zuschlag
                                          President and Chief Executive Officer

Date:  May 10, 1999                       By:  /s/ Charles P. Evanoski
                                          -------------------------------------
                                          Charles P. Evanoski
                                          Senior Vice President and
                                          Chief Financial Officer