Form 10-Q
period 1999-06-30
ESB FINANCIAL CORP
filed 1999-08-16
CIK 872835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                       For Quarter Ended:  June 30, 1999
                                           -------------


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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  [X] Yes   [_] No


       Number of shares of common stock outstanding as of  July 31, 1999:

  Common Stock, $0.01 par value                           5,187,743 shares
  -----------------------------                           ----------------
             (Class)                                        (Outstanding)

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 1999 (Unaudited) and December 31, 1998.....   1

           Consolidated Statements of Operations for the three
           and six months ended June 30, 1999 and 1998 (Unaudited)...   2

           Consolidated Statement of Changes in Stockholders' Equity
           For the six months ended June 30, 1999 (Unaudited)........   3

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1999 and 1998 (Unaudited)...........   4

           Notes to Consolidated Financial Statements................   6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations..........  10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk  20


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings.........................................  21

Item 2.    Changes in Securities.....................................  21

Item 3.    Defaults Upon Senior Securities...........................  21

Item 4.    Submission of Matters to a Vote of Security Holders.......  21

Item 5.    Other Information.........................................  21

Item 6.    Exhibits and Reports on Form 8-K..........................  21

           Signatures................................................  22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                   ESB Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
             As of June 30, 1999 (Unaudited) and December 31, 1998
                (Dollar amounts in thousands, except share data)

                                                                                           June 30,            December 31,
                                                                                             1999                  1998
                                                                                          (Unaudited)
                                                                                         --------------        -------------
                                     Assets
                                     ------
Cash on hand and in banks                                                                      $ 2,322              $ 3,140
Interest-earning deposits                                                                        5,510                6,534
Federal funds sold                                                                                 563                  629
Securities available for sale; cost of $571,540 and $480,537                                   565,444              481,234
Securities held to maturity; market value of $64,033 at December 31, 1998                            -               63,815
Loans receivable, net                                                                          369,661              360,280
Accrued interest receivable                                                                      6,834                6,792
Federal Home Loan Bank (FHLB) stock                                                             18,435               18,435
Premises and equipment, net                                                                      6,659                6,193
Real estate acquired through foreclosure, net                                                       47                   21
Prepaid expenses and other assets                                                               12,894               10,359
Bank owned life insurance                                                                       15,380               15,006
                                                                                         --------------        -------------

            Total assets                                                                   $ 1,003,749            $ 972,438
                                                                                         ==============        =============

                      Liabilities and Stockholders' equity
                      ------------------------------------
Liabilities:
     Deposits                                                                                $ 424,713            $ 423,051
     Borrowed funds                                                                            486,451              456,355
     Guaranteed preferred beneficial interest in subordinated debt, net                         24,049               24,027
     Advance payments by borrowers for taxes and insurance                                       4,370                3,171
     Accrued expenses and other liabilities                                                      6,682                4,751
                                                                                         --------------        -------------

         Total liabilities                                                                     946,265              911,355
                                                                                         --------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                 -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         6,337,755 and 6,337,755 shares issued;
         5,215,800 and 5,265,886 shares outstanding                                                 63                   63
     Additional paid-in capital                                                                 59,518               59,448
     Treasury stock, at cost; 1,121,955 and 1,071,869 shares                                   (17,719)             (16,841)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                       (2,667)              (2,681)
     Unvested shares held by Management Recognition Plan                                          (237)                (237)
     Retained earnings, substantially restricted                                                22,549               20,870
     Accumulated other comprehensive income (loss), net                                         (4,023)                 461
                                                                                         --------------        -------------

         Total stockholders' equity                                                             57,484               61,083
                                                                                         --------------        -------------

            Total liabilities and stockholders' equity                                     $ 1,003,749            $ 972,438
                                                                                         ==============        =============


See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
     For the three and six months ended June 30, 1999 and 1998 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                             Three Months Ended             Six Months Ended
                                                                    --------------------------------------------------------------
                                                                                  June 30,                      June 30,
                                                                    --------------------------------------------------------------
                                                                             1999          1998            1999          1998
                                                                         ------------  ------------     -----------    -----------
Interest income:
   Loans receivable                                                           $ 6,970       $ 6,896        $ 13,925      $ 13,712
   Securities available for sale                                                8,040         7,504          15,312        14,735
   Securities held to maturity                                                    540         1,206           1,386         2,552
   FHLB stock                                                                     299           298             594           587
   Deposits with banks and federal funds sold                                      65            69             127           138
                                                                             --------       -------         -------      --------
       Total interest income                                                   15,914        15,973          31,344        31,724
                                                                             --------       -------         -------      --------
Interest expense:
   Deposits                                                                     4,285         4,367           8,682         8,654
   Borrowed funds                                                               7,019         6,857          13,681        13,375
   Guaranteed preferred beneficial interest in subordinated debt                  557           554           1,113         1,110
                                                                             --------       -------         -------      --------
       Total interest expense                                                  11,861        11,778          23,476        23,139
                                                                             --------       -------         -------      --------

Net interest income                                                             4,053         4,195           7,868         8,585
   Provision for loan losses                                                        3             -               6             -
                                                                             --------       -------         -------      --------
Net interest income after provision for loan losses                             4,050         4,195           7,862         8,585
                                                                             --------       -------         -------      --------

Noninterest income:
   Fees and service charges                                                       335           394             665           709
   Net realized gain on sales of securities available for sale                    205            79             421            72
   Increase of cash surrender value of bank owned life insurance                  196             -             374             -
   Other                                                                          121             9             134            20
                                                                             --------       -------         -------      --------
       Total noninterest income                                                   857           482           1,594           801
                                                                             --------       -------         -------      --------
Noninterest expense:
   Compensation and employee benefits                                           1,634         1,534           3,254         3,015
   Premises and equipment                                                         361           262             725           519
   Federal deposit insurance premiums                                              56            69             125           131
   Data processing                                                                156           123             267           252
   Other                                                                          771           670           1,578         1,395
                                                                             --------       -------         -------      --------
       Total noninterest expense                                                2,978         2,658           5,949         5,312
                                                                             --------       -------         -------      --------

Income before provision for income taxes                                        1,929         2,019           3,507         4,074
   Provision for income taxes                                                     375           471             597           976
                                                                             --------       -------         -------      --------

Net income                                                                    $ 1,554       $ 1,548         $ 2,910       $ 3,098
                                                                             ========       =======         =======      ========
Net income per share:

       Basic                                                                    $0.31         $0.28           $0.58         $0.56
       Diluted                                                                  $0.30         $0.27           $0.56         $0.54



See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
               For the six months ended June 30, 1999 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                         Accumulated
                                                                                                            other
                                             Additional              Unearned    Unvested               comprehensive      Total
                                   Common      paid-in    Treasury     ESOP        MRP      Retained    income, net of stockholders'
                                    stock      capital     stock      shares      shares    earnings         tax           equity
                                  ---------- ----------- ---------  ---------   ---------  ---------    -------------- ------------
Balance at December 31, 1998           $ 63     $ 59,448   $(16,841)  $ (2,681)     $ (237)   $ 20,870        $ 461       $ 61,083

Comprehensive results:

   Net income                             -            -          -          -           -       2,910            -          2,910

   Other comprehensive results, net       -            -          -          -           -           -       (4,471)        (4,471)

   Reclassification adjustment            -            -          -          -           -           -          (13)           (13)
                                     ------     --------   --------   --------      ------    --------     --------       --------
Total comprehensive results               -            -          -          -           -       2,910       (4,484)        (1,574)
                                     ------     --------   --------   --------      ------    --------     --------       --------

Cash dividends at $0.09 per share         -            -          -          -           -        (904)           -           (904)

Purchase of treasury stock, at
   cost (83,845 shares)                   -            -     (1,316)         -           -           -            -         (1,316)

Reissuance of treasury stock
   for stock option exercises             -            -        438          -           -        (327)           -            111

Principal payments on ESOP debt           -           70          -        231           -           -            -            301

Additional ESOP shares purchased          -            -          -       (217)          -           -            -           (217)

                                          -            -          -          -           -           -            -              -
                                     ------     --------   --------   --------      ------    --------     --------       --------

Balance at June 30, 1999               $ 63     $ 59,518   $(17,719)  $ (2,667)     $ (237)   $ 22,549     $ (4,023)      $ 57,484
                                     ======     ========   ========   ========      ======    ========     ========       ========



See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
          For the six months ended June 30, 1999 and 1998 (Unaudited)
                         (Dollar amounts in thousands)




                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                           ---------------------------------
                                                                                               1999                1998
                                                                                           ------------        -------------
Operating activities:
     Net income                                                                                 $ 2,910            $ 3,098
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                305                185
            Provision for losses                                                                      8                  9
            Amortization of premiums and accretion of discounts                                     910                997
            Origination of loans available for sale                                              (8,735)            (5,502)
            Proceeds from sale of loans                                                           8,797              5,529
            Gain on sales of securities available for sale                                         (421)               (72)
            Amortization of intangible assets                                                       301                301
            Increase in accrued interest receivable                                                 (42)              (593)
            Increase in prepaid expenses and other assets                                          (527)              (707)
            Increase in accrued expenses and other liabilities                                    1,931              3,180
            Other                                                                                   892              1,081
                                                                                                -------            -------
        Net cash provided by operating activities                                                 6,329              7,506
                                                                                                -------            -------

Investing activities:
     Loan originations and purchases                                                            (70,511)           (72,650)
     Purchases of securities available for sale                                                (143,820)          (170,891)
     Purchases of securities held to maturity                                                         -               (993)
     Purchases of FHLB stock                                                                          -               (609)
     Addition to premises and equipment                                                            (776)              (475)
     Principal repayments of loans receivable                                                    60,958             53,985
     Principal repayments of securities available for sale                                       53,302             58,204
     Principal repayments of securities held to maturity                                          8,324             13,643
     Proceeds from the sale of securities available for sale                                     54,634             63,814
     Proceeds from sale of REO                                                                       32                 35
                                                                                                -------            -------
        Net cash used in investing activities                                                   (37,857)           (55,937)
                                                                                                -------            -------
Financing activities:
     Net increase in deposits                                                                     1,662              8,966
     Net increase in borrowed funds                                                              30,096             33,688
     Proceeds received from exercise of stock options                                               111                234
     Dividends paid                                                                                (947)              (946)
     Payments to acquire treasury stock                                                          (1,316)            (3,003)
     Stock purchased by ESOP                                                                       (217)              (553)
     Principal repayment of ESOP loan                                                               231                230
                                                                                                -------            -------
        Net cash provided by financing activities                                                29,620             38,616
                                                                                                -------            -------

Net decrease in cash equivalents                                                                 (1,908)            (9,815)
Cash equivalents at beginning of period                                                          10,303             18,947
                                                                                                -------            -------
Cash equivalents at end of period                                                               $ 8,395            $ 9,132
                                                                                                =======            =======


Continued.

                   ESB Financial Corporation and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
          For the six months ended June 30, 1999 and 1998 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                   Six Months Ended
                                                                                                      June 30,
                                                                                              -----------------------------
                                                                                                1999                1998
                                                                                              ----------        -----------
Supplemental information:

     Interest paid                                                                             $ 23,623           $ 26,012
     Income taxes paid                                                                              455                979
     Non-cash transactions:
        Transfers from loans receivable to real estate acquired
            through foreclosure                                                                      47                 30
        Transfers of securities from held to maturity to
            available for sale                                                                   54,464                  -
        Dividends declared but not paid                                                             469                510




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

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current periods reporting format.

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
-------------------------------------------------------------------------------------------------------------------
Available for sale:
     As of June 30, 1999:
        Trust Preferred securities                       $ 3,274            $ 12            $ (91)         $ 3,195
        U.S. Government securities                         9,956              16             (155)           9,817
        Municipal securities                              96,835           1,359           (3,017)          95,177
        Equity securities                                  2,654             312             (134)           2,832
        Corporate Bonds                                   52,656               -             (894)          51,762
        Mortgage-backed securities                       406,165           1,120           (4,624)         402,661
                                                     ------------     -----------     ------------     ------------
                                                       $ 571,540         $ 2,819         $ (8,915)       $ 565,444
                                                     ============     ===========     ============     ============
     As of December 31, 1998:
        Trust Preferred securities                       $ 3,275            $ 54            $ (29)         $ 3,300
        Municipal securities                              99,035           2,258             (195)         101,098
        Equity securities                                  2,101             348             (157)           2,292
        Corporate Bonds                                   52,649               -           (2,329)          50,320
        Mortgage-backed securities                       323,477           1,637             (890)         324,224
                                                     ------------     -----------     ------------     ------------
                                                       $ 480,537         $ 4,297         $ (3,600)       $ 481,234
                                                     ============     ===========     ============     ============
Held to maturity:
     As of December 31, 1998:
        U.S. Government securities                       $ 4,986            $ 41              $ -          $ 5,027
        Municipal securities                               7,994             210                -            8,204
        Mortgage-backed securities                        50,835             105             (138)          50,802
                                                     ------------     -----------     ------------     ------------
                                                        $ 63,815           $ 356           $ (138)        $ 64,033
                                                     ============     ===========     ============     ============

-------------------------------------------------------------------------------------------------------------------

     On June 30, 1999, the Company reclassified its held-to-maturity ("HTM") portfolio to the available-for-sale ("AFS") portfolio. As of the reclassification, the Company had $54.5 million of amortized cost in securities classified as HTM of which $42.5 million were fixed rate mortgage-backed securities ("MBS"), $8.0 million were municipal bonds and $4.0 million were U.S. Government and agency bond securities. When the securities were transferred to the AFS portfolio the following unrealized gains/losses were booked: the fixed rate MBS had a related unrealized loss of $534,000, the municipal bonds had a related unrealized gain of $327,000 and the U.S. Government and agency bond securities had a related unrealized loss of $2,000 for a net unrealized loss of $209,000.

     The yield on the fixed rate MBS HTM portfolio at March 31, 1999 was 5.68% or 73 basis points lower than the yield on the MBS AFS portfolio which was 6.41%. The transfer of securities from the HTM portfolio to the AFS portfolio will provide the Company with greater flexibility to restructure the portfolio as needed, in order to attain the maximum overall yield on the investment portfolio while maintaining acceptable levels of interest rate risk.

3.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------
                                                                June 30,                          December 31,
(In thousands)                                                    1999                               1998
---------------------------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                              $    232,348                       $    225,054
     Residential - multi family                                     12,519                             11,206
     Commercial real estate                                         35,944                             32,300
     Construction                                                   42,115                             41,215
                                                              -------------                      --------------
                                                                   322,926                            309,775
Other loans:
     Consumer loans                                                 56,362                             56,897
     Commercial business                                            12,250                             14,216
                                                              -------------                      --------------
                                                                   391,538                            380,888
Less:
     Allowance for loan losses                                       4,823                              4,815
     Deferred loan fees and net discounts                              799                                785
     Loans in process                                               16,255                             15,008
                                                              -------------                      --------------
                                                                 $ 369,661                          $ 360,280
                                                              =============                      ==============

---------------------------------------------------------------------------------------------------------------

4.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                     June 30, 1999                                 December 31, 1998
                                    ----------------------------------------  ----------------------------------------
                                     Weighted                                  Weighted
                                     average                                    average
        Type of accounts               rate         Amount           %           rate         Amount           %
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits             -         $   8,168          2.0%          -         $   6,002          1.4%
Interest-bearing demand deposits      2.38%          163,209         38.4%       2.34%          156,994         37.1%
Time deposits                         5.25%          253,336         59.6%       5.54%          260,055         61.5%
                                                  -----------     --------                 ------------  ------------

                                      4.12%        $ 424,713        100.0%       4.27%        $ 423,051        100.0%
                                                  ===========     ========                 ============  ============

Time deposits mature as follows:

Within one year                                    $ 156,077         36.7%                    $ 145,231         34.3%
After one year through two years                      62,711         14.8%                       72,845         17.2%
After two years through three years                   10,273          2.4%                       18,438          4.4%
Thereafter                                            24,275          5.7%                       23,541          5.6%
                                                  -----------     --------                 ------------  ------------

                                                   $ 253,336         59.6%                    $ 260,055         61.5%
                                                  ===========     ========                 ============  ============
----------------------------------------------------------------------------------------------------------------------

5.  Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                         June 30, 1999          December 31, 1998
                                                                 ------------------------  -----------------------
                                                                  Weighted                  Weighted
                                                                 average rate  Amount      average rate  Amount
------------------------------------------------------------------------------------------------------------------
FHLB advances:
   Due within 12 months                                             6.09%      $ 119,616      5.99%     $  98,595
   Due beyond 12 months but within 5 years                          6.00%        165,528      6.04%       206,660
   Due beyond 5 years but within 10 years                           5.33%         45,440      7.79%           440
   Due beyond 10 years                                              6.06%            267      6.01%           270
                                                                             ------------              -----------
                                                                                 330,851                  305,965

Reverse repurchase agreements:
   Due within 90 days                                               5.08%      $  32,540      5.29%     $  44,860
   Due beyond 90 days but within 5 years                            5.57%        122,900      5.59%       105,500
                                                                             ------------              -----------
                                                                                 155,440                  150,360

Treasury tax and loan note payable                                                   160                       30
                                                                             ------------              -----------

                                                                               $ 486,451                $ 456,355
                                                                             ============              ===========
------------------------------------------------------------------------------------------------------------------

6.   Net Income Per Share

     Net income per share is calculated by dividing net operating results for the period by the weighted average number of shares of common shares and equivalents outstanding during the period. For purposes of computing basic net income per share for the three and six month period ended June 30, 1999 and 1998, the weighted average shares outstanding were 5,003,000 and 5,463,000, respectively, and 5,018,000 and 5,502,000, respectively. For purposes of computing diluted net income per share for the three and six months ended June 30, 1999 and 1998, the weighted average shares and equivalents outstanding were 5,130,000 and 5,719,000, respectively, and 5,159,000 and 5,760,000, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

     Options to purchase 62,085 shares of common stock at $18.00 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 1999 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

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

     For the three months ended June 30, 1999, the total comprehensive loss was $4.7 million and for the three months ended June 30, 1998, total comprehensive income was $1.0 million, including other comprehensive income which represented a decrease of $6.2 million and $541,000, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

     For the six months ended June 30, 1999, the total comprehensive loss was $1.6 million and for the six months ended June 30, 1998, the total comprehensive income was $2.5 million, including other comprehensive income which represented a decrease of $4.5 million and $573,000, respectively, in unrealized gains/losses on securities available for sale, net of income taxes.

8.  Business Combination

     On July 21, 1999, the Company entered into an Agreement and Plan of Reorganization with SHS Bancorp, Inc. ("SHS"), pursuant to which SHS shall be merged with and into the Company, with the Company as the surviving corporation. Under the terms of the agreement, each shareholder of SHS will have the right to elect to receive $17.80 in cash or 1.30 shares of the Company (subject to adjustment) for each share of SHS. The final form of consideration is subject to adjustment so that at least but no more than 40% of the total outstanding SHS shares be exchanged for cash. There are currently 757,962 shares (51,988 in Treasury) of SHS common stock issued and outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $31.3 million or 3.2% to $1.0 billion at June 30, 1999 from $972.4 million at December 31, 1998. This net increase was primarily the result of increases in securities, net loans receivable and prepaid expenses and other assets of $20.4 million, $9.4 million and $2.5 million, respectively, partially offset by a decrease in cash equivalents of $1.9 million. The increase in total assets reflects a corresponding increase in total liabilities of $34.9 million or 3.8%, partially offset by a decrease in stockholders' equity of $3.6 million or 5.9%. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds, advance payments by borrowers for taxes and insurance, and accrued expenses and other liabilities of $1.7 million, $30.1 million, $1.2 million and $1.9 million, respectively. The decrease in stockholders' equity was the result of an increase in treasury stock and a decrease in accumulated other comprehensive income of $878,000 and $4.5 million, respectively, partially offset by increases in additional paid-in capital and retained earnings of $70,000 and $1.7 million, respectively, and a decrease in unearned employee stock ownership plan ("ESOP") shares of $14,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and decreased a combined $1.9 million or 18.5% to $8.4 million at June 30, 1999 from $10.3 million at December 31, 1998. The net decrease between June 30, 1999 and December 31, 1998 can be attributed primarily to security purchases and loan fundings during the period.

Securities. The Company's securities portfolio increased by $20.4 million or 3.7% to $565.4 million at June 30, 1999 from $545.0 million at December 31, 1998. This net increase was primarily the result of purchases of available for sale securities of $143.8 million, consisting of purchases of agency bonds and equity securities of $7.1 million and mortgage-backed securities of $136.7 million, during the six months ended June 30, 1999. Partially offsetting the purchases of securities were sales of available for sale securities of $54.6 million, consisting of sales of municipal securities of $10.4 million, equity securities of $780,000 and mortgage-backed securities of $43.5 million, and repayments and maturities of securities of $61.6 million, during the six months ended June 30, 1999.

On June 30, 1999, the Company transferred its HTM portfolio to the AFS portfolio. Since implementation of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investment in Debt and Equity Securities in January 1994, the Company has never sold a security out of the HTM portfolio. In addition, over the past three years, the Company's unwritten policy was to place the majority of securities purchased into the AFS portfolio. The Company only placed $22.4 million or 3.3% of all purchases over the last three years into the HTM portfolio prior to reclassifying them to the AFS portfolio.

Loans receivable. Net loans receivable increased $9.4 million or 2.6% to $369.7 million at June 30, 1999 from $360.3 million at December 31, 1998. Included in this increase was an increase in mortgage loans of $13.1 million or 4.2% and a decrease in other loans of $2.5 million or 3.5%, partially offset by an increase in the allowance for loan losses, deferred loan fees and loans in process of $1.3 million or 6.2%, during the six months ended June 30, 1999.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.4 million or 0.44% and $5.0 million or 0.51% of total assets at June 30, 1999 and December 31, 1998, respectively.

Deposits. Total deposits increased $1.7 million or 0.4% to $424.7 million at June 30, 1999 from $423.1 million at December 31, 1998. This increase was primarily the result of increases in noninterest bearing and interest bearing deposits of $2.2 million and $6.2 million, respectively, offset by a decrease in time deposits of $6.7 million.

Borrowed funds. Borrowed funds increased $30.1 million or 6.3% to $486.5 million at June 30, 1999 from $456.4 million at December 31, 1998. This increase is primarily the result of the Company utilizing reverse repurchase agreement borrowings and FHLB advances to fund the increases in loans receivable and securities. FHLB advances and reverse repurchase agreement borrowings increased $24.9 million or 8.1% and $5.1 million or 3.4%, respectively, during the six months ended June 30, 1999.

Stockholders' equity. Stockholders' equity decreased $3.6 million or 5.9% to $57.5 million at June 30, 1999 from $61.1 million at December 31, 1998. This decrease was principally the result of an increase in net treasury stock purchases of $878,000 and a decrease in accumulated other comprehensive income of $4.5 million, offset by increases in additional paid-in capital of $70,000, retained earnings of $1.7 million and a decrease in unearned ESOP shares of $14,000.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.6 million and $2.9 million for the three and six months ended June 30, 1999, respectively, as compared to net income of $1.5 million and $3.1 million, respectively, for the same periods in the prior year.

The $6,000 or 0.4% increase in net income for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, was attributable to an increase in noninterest income of $375,000 and a decrease in the provision for income taxes of $96,000. Partially offsetting these favorable variances between quarters was a decrease in net interest income of $142,000 and increases in the provision for loan losses and noninterest expense of $3,000 and $320,000, respectively.

The $188,000 or 6.1% decrease in net income for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was attributable to a decrease in net interest income of $717,000 and increases in the provision for loan losses and noninterest expense of $6,000 and $637,000, respectively. Partially offsetting this decrease was an increase in noninterest income of $793,000 and a decrease in the provision for income taxes of $379,000.

Net interest income. Net interest income decreased $142,000 or 3.4% to $4.1 million for the three months ended June 30, 1999, compared to $4.2 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest expense of $83,000 and a decrease in interest income of $59,000.

Net interest income decreased $717,000 or 8.4% to $7.9 million for the six months ended June 30, 1999, compared to $8.6 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest expense of $337,000 and a decrease in interest income of $380,000.

Interest income. Interest income decreased $59,000 or 0.4% to $15.9 million for the three months ended June 30, 1999, compared to $16.0 million for the same period in the prior year. This decrease can be attributed primarily to a decrease in interest earned on securities and interest-earning deposits of $130,000 and $4,000, respectively, offset by increases in interest earned on loans receivable and FHLB stock of $74,000 and $1,000, respectively.

Interest earned on loans receivable increased $74,000 or 1.1% to $7.0 million for the three months ended June 30, 1999, compared to $6.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $16.1 million or 4.6% to $369.4 million for the three months ended June 30, 1999, compared to $353.3 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.55% for the three months ended June 30, 1999, compared to 7.81% for the same period in the prior year.

Interest earned on securities decreased $130,000 or 1.5% to $8.6 million for the three months ended June 30, 1999, compared to $8.7 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 6.59% for the three months ended June 30, 1999, compared to 6.72% for the same period in the prior year. Partially offsetting this yield decrease was an increase in the average balance of securities held of $7.8 million or 1.4% to $562.3 million for the three months ended June 30, 1999, compared to $554.5 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last two quarters of 1998 and the first two quarters of 1999.

Interest income decreased $380,000 or 1.2% to $31.3 million for the six months ended June 30, 1999, compared to $31.7 million for the same period in the prior year. This decrease can be attributed primarily to a decrease in interest earned on securities and interest-earning deposits of $589,000 and $11,000, respectively, offset by increases in interest earned on loans receivable and FHLB stock of $213,000 and $7,000, respectively.

Interest earned on loans receivable increased $213,000 or 1.6% to $13.9 million for the six months ended June 30, 1999, compared to $13.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $16.4 million or 4.7% to $366.3 million for the six months ended June 30, 1999, compared to $349.9 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.60% for the six months ended June 30, 1999, compared to 7.84% for the same period in the prior year.

Interest earned on securities decreased $589,000 or 3.4% to $16.7 million for the six months ended June 30, 1999, compared to $17.3 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 6.53% for the six months ended June 30, 1999, compared to 6.78% for the same period in the prior year. Partially offsetting this decrease was an increase in the average balance of securities held of $10.9 million or 2.0% to $554.9 million for the six months ended June 30, 1999, compared to $544.0 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last two quarters of 1998 and the first two quarters of 1999.

Interest expense. Interest expense increased $83,000 or 0.7% to $11.9 million for the three months ended June 30, 1999, compared to $11.8 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on borrowed funds and subordinated debt of $162,000 and $3,000, respectively, offset by a decrease in interest incurred on deposits of $82,000.

Interest incurred on deposits decreased $82,000 or 1.9% to $4.3 million for the three months ended June 30, 1999, compared to $4.4 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits between the periods to 4.14% from 4.38% for the quarters ended June 30, 1999 and 1998, respectively. Offsetting the decrease in the cost was an increase in the average balance of interest-bearing deposits of $15.1 million or 3.8% to $415.2 million for the three months ended June 30, 1999, compared to $400.1 million for the same period in the prior year.

Interest incurred on borrowed funds increased $162,000 or 2.4% to $7.0 million for the three months ended June 30, 1999, compared to $6.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $32.2 million or 7.2% to $477.6 million for the three months ended June 30, 1999, compared to $445.3 million for the same period in the prior year. The increase in borrowed funds were utilized to acquire securities and loans receivables. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 5.89% for the three months ended June 30, 1999, compared to 6.18% for the same period in the prior year.

Interest expense increased $337,000 or 1.5% to $23.5 million for the six months ended June 30, 1999, compared to $23.1 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and subordinated debt of $28,000, $306,000 and $3,000, respectively.

Interest incurred on deposits increased $28,000 or 0.3% to $8.7 million for the six months ended June 30, 1999, compared to $8.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $18.8 million or 4.7% to $416.1 million for the six months ended June 30, 1999, compared to $397.4 million for the same period in the prior year. The cost of interest-bearing deposits decreased between the periods to 4.21% from 4.39% for the six months ended June 30, 1999 and 1998, respectively.

Interest incurred on borrowed funds increased $306,000 or 2.3% to $13.7 million for the six months ended June 30, 1999, compared to $13.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $32.0 million or 7.4% to $465.8 million for the six months ended June 30, 1999, compared to $433.8 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 5.92% for the six months ended June 30, 1999, compared to 6.22% for the same period in the prior year.

Provision for loan losses. The slight increase in the provision for loan losses between the three and six months ended June 30, 1999 and the same periods in the prior year, reflects the adequacy of the Company's allowance for loan losses as of June 30, 1999. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at June 30, 1999 amounted to $4.8 million or 1.23% of the Company's total loan portfolio, as compared to $4.8 million or 1.26% at December 31, 1998. The Company's allowance for losses on loans as a percentage of non-performing loans was 109.8% and 96.7% at June 30, 1999 and December 31, 1998, respectively.

Noninterest income. Noninterest income increased $375,000 or 77.8% to $857,000 for the three months ended June 30, 1999, compared to $482,000 for the same period in the prior year. This increase can be attributed to an increase in net gains on security sales, income from bank owned life insurance ("BOLI") and title fee income of $126,000, $196,000 and $87,000, respectively, between periods, offset by a decrease in fees and service charges of $59,000. Noninterest income increased $793,000 or 99.0% to $1.6 million for the six months ended June 30, 1999, compared to $801,000 for the same period in the prior year. This increase can be attributed to an increase in net gains on security sales, income from BOLI and title fee income of $349,000, $374,000 and $92,000, respectively, between periods, offset by a decrease in fees and service charges of $44,000.

Noninterest expense. Noninterest expense increased $320,000 or 12.0% to $3.0 million for the three months ended June 30, 1999, from $2.7 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $100,000, $99,000, $33,000 and $101,000, respectively, offset by a decrease in federal deposit insurance premiums of $13,000. The increase in compensation and employee benefits were primarily the result of staffing increases between the periods and normal salary and benefit increases. The increase in premises and equipment was primarily the result of increases in depreciation of $67,000, due to the new Franklin Township branch office and the Wexford building. The increase in data processing is due to the Company's new data provider the Company converted to in February 1999. The increase in other expenses were primarily the result of: (1) an increase of $21,000 in professional fees; (2) an increase of $28,000 in loan expense; and (3) an increase of $28,000 in advisory service fees associated with BOLI. Noninterest expense increased $637,000 or 12.0% to $5.9 million for the six months ended June 30, 1999, from $5.3 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $239,000, $206,000, $15,000 and $183,000, respectively, offset by a decrease in federal deposit insurance premiums of $6,000. The increase in compensation and employee benefits were primarily the result of staffing increases between the periods and normal salary and benefit increases. The increase in premises and equipment was primarily the result of increases in depreciation and real estate taxes of $121,000 and $25,000, respectively, due to the new Franklin Township branch office and the Wexford building. The increase in other expenses were primarily the result of an increase in advertising, advisory service fees associated with BOLI and a write-off of fraudulently withdrawn deposits of $59,000, $38,000 and $43,000, respectively.

Provision for income taxes. The provision for income taxes decreased $96,000 or 20.4% and $379,000 or 38.8% to $375,000 and $597,000, respectively, for the three and six months ended June 30, 1999, from $471,000 and $976,000, respectively, for the same periods in the prior year. These decreases were primarily attributable to decreases in pre-tax income.

Average Balance Sheet and Yield/Rate Analysis. The following tables sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of these tables, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                             Three months ended June 30,
                                                                 1999                                     1998
                                                 --------------------------------------  ---------------------------------------
                                                   Average                    Yield /      Average                    Yield /
                                                   Balance       Interest      Rate        Balance       Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Taxable securities available for sale            $ 422,574       $ 6,785       6.42%     $ 391,955       $ 6,438        6.57%
   Tax-exempt securities available for sale            92,545         1,901       8.22%        78,929         1,614        8.18%
   Taxable securities held to maturity                 40,549           470       4.64%        75,325         1,093        5.80%
   Tax-exempt securities held to maturity               6,663           106       6.36%         8,268           170        8.22%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
                                                      562,331         9,262       6.59%       554,477         9,315        6.72%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   Mortgage loans                                     299,964         5,676       7.57%       286,425         5,506        7.69%
   Other loans                                         69,447         1,294       7.45%        66,875         1,390        8.31%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
                                                      369,411         6,970       7.55%       353,300         6,896        7.81%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   Cash equivalents                                     8,615            65       3.02%         8,868            69        3.11%
   FHLB stock                                          18,435           299       6.49%        18,394           298        6.48%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
                                                       27,050           364       5.38%        27,262           367        5.38%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   Total interest-earning assets                      958,792        16,596       6.92%       935,039        16,578        7.09%
   Other noninterest-earning assets                    37,170             -       -            18,498             -           -
                                                 ------------- ------------- ----------  ------------- ------------- -----------
        Total assets                                $ 995,962      $ 16,596       6.67%     $ 953,537      $ 16,578        6.95%
                                                 ============= ============= ==========  ============= ============= ===========
Interest-bearing liabilities:
   Interest-bearing demand deposits                 $ 163,081         $ 962       2.37%     $ 151,994         $ 901        2.38%
   Time deposits                                      252,088         3,323       5.29%       248,126         3,466        5.60%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
                                                      415,169         4,285       4.14%       400,120         4,367        4.38%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   FHLB advances                                      334,931         5,061       6.06%       342,267         5,364        6.29%
   Reverse repo's & other borrowings                  142,656         1,958       5.51%       103,075         1,493        5.81%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
                                                      477,587         7,019       5.89%       445,342         6,857        6.18%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   Trust preferred securities                          24,044           557       9.29%        24,001           554        9.26%
                                                 ------------- ------------- ----------  ------------- ------------- -----------
   Total interest-bearing liabilities                 916,800        11,861       5.19%       869,463        11,778        5.43%
   Noninterest-bearing demand deposits                 11,455             -       -             9,362             -        -
   Other noninterest-bearing liabilities                6,691             -       -             6,909             -        -
                                                 ------------- ------------- ----------  ------------- ------------- -----------
        Total liabilities                             934,946        11,861       5.09%       885,734        11,778        5.33%
        Stockholders' equity                           61,016             -       -            67,803             -        -
                                                 ------------- ------------- ----------  ------------- ------------- -----------
        Total liabilities and equity                $ 995,962      $ 11,861       4.78%     $ 953,537      $ 11,778        4.95%
                                                 ============= ============= ==========  ============= ============= ===========

Net interest income                                                 $ 4,735                                 $ 4,800
                                                               =============                           =============

Interest rate spread (difference between                                          1.73%                                    1.66%
                                                                             ==========                              ===========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                                 1.98%                                    2.05%
                                                                             ==========                              ===========
   income as a percentage of average
   interest-earning assets)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              Six months ended June 30,
                                                                 1999                                     1998
                                                 --------------------------------------  ---------------------------------------
                                                   Average                       Yield /      Average                    Yield /
                                                   Balance       Interest         Rate        Balance       Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Taxable securities available for sale            $ 404,165      $ 12,727       6.30%     $ 384,191      $ 12,749        6.64%
   Tax-exempt securities available for sale            96,694         3,917       8.10%        73,115         3,009        8.23%
   Taxable securities held to maturity                 46,696         1,210       5.18%        78,363         2,318        5.92%
   Tax-exempt securities held to maturity               7,329           266       7.26%         8,318           355        8.54%
                                                   -----------   -----------  ---------   ------------    ----------    --------
                                                      554,884        18,120       6.53%       543,987        18,431        6.78%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   Mortgage loans                                     296,507        11,291       7.62%       285,581        11,116        7.78%
   Other loans                                         69,797         2,634       7.55%        64,278         2,596        8.08%
                                                   -----------   -----------  ---------   ------------    ----------    --------
                                                      366,304        13,925       7.60%       349,859        13,712        7.84%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   Cash equivalents                                     8,501           127       2.99%         8,665           138        3.19%
   FHLB stock                                          18,435           594       6.44%        18,223           587        6.44%
                                                   -----------   -----------  ---------   ------------    ----------    --------
                                                       26,936           721       5.35%        26,888           725        5.39%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   Total interest-earning assets                      948,124        32,766       6.91%       920,734        32,868        7.14%
   Other noninterest-earning assets                    36,893             -       -            17,933             -        -
                                                   -----------   -----------  ---------   ------------    ----------    --------
        Total assets                                $ 985,017      $ 32,766       6.65%     $ 938,667      $ 32,868        7.00%
                                                   ===========   ===========  =========   ============    ==========    ========
Interest-bearing liabilities:
   Interest-bearing demand deposits                 $ 160,341       $ 1,877       2.36%     $ 151,313       $ 1,781        2.37%
   Time deposits                                      255,799         6,805       5.36%       246,061         6,873        5.63%
                                                   -----------   -----------  ---------   ------------    ----------    --------
                                                      416,140         8,682       4.21%       397,374         8,654        4.39%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   FHLB advances                                      326,001         9,817       6.07%       340,291        10,702        6.34%
   Reverse repo's & other borrowings                  139,752         3,864       5.58%        93,479         2,673        5.77%
                                                   -----------   -----------  ---------   ------------    ----------    --------
                                                      465,753        13,681       5.92%       433,770        13,375        6.22%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   Trust preferred securities                          24,038         1,113       9.34%        24,043         1,110        9.31%
                                                   -----------   -----------  ---------   ------------    ----------    --------
   Total interest-bearing liabilities                 905,931        23,476       5.23%       855,187        23,139        5.46%
   Noninterest-bearing demand deposits                 10,942             -       -             8,968             -        -
   Other noninterest-bearing liabilities                6,400             -       -             6,260             -        -
                                                   -----------   -----------  ---------   ------------    ----------    --------
        Total liabilities                             923,273        23,476       5.13%       870,415        23,139        5.36%
        Stockholders' equity                           61,744             -       -            68,252             -        -
                                                   -----------   -----------  ---------   ------------    ----------    --------
        Total liabilities and equity                $ 985,017      $ 23,476       4.81%     $ 938,667      $ 23,139        4.97%
                                                   ===========   ===========  =========   ============    ==========    ========

Net interest income                                                 $ 9,290                                 $ 9,729
                                                                 ===========                              ==========

Interest rate spread (difference between                                          1.69%                                    1.68%
                                                                              =========                                 ========
   weighted average rate on interest-earning
   assets and interest-bearing liabilities)

Net interest margin (net interest                                                 1.96%                                    2.11%
                                                                             ==========                                 ========
   income as a percentage of average
   interest-earning assets)
--------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month period ended June 30, 1999 and 1998, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 1999 and 1998 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                               1999 versus 1998
                                                                                         Increase (decrease) due to
                                                                               -----------------------------------------------
                                                                                 Volume             Rate              Total
------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                      $ 131            $ (184)            $ (53)
    Loans                                                                             308              (234)               74
    Cash equivalents                                                                   (2)               (2)               (4)
    FHLB stock                                                                          1                 -                 1
                                                                               -----------       -----------        ----------
    Total interest-earning assets                                                     438              (420)               18
                                                                               -----------       -----------        ----------
 Interest expense:
    Deposits                                                                          161              (243)              (82)
    FHLB advances                                                                    (113)             (190)             (303)
    Reverse repurchases & other borrowings                                            547               (82)              465
    Preferred securities                                                                1                 2                 3
                                                                               -----------       -----------        ----------
    Total interest-bearing liabilities                                                596              (513)               83
                                                                               -----------       -----------        ----------

 Net interest income                                                               $ (158)             $ 93             $ (65)
                                                                               ===========       ===========        ==========
------------------------------------------------------------------------------------------------------------------------------

The table analyzing changes in interest income between the six months ended June 30, 1999 and 1998 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                               1999 versus 1998
                                                                                         Increase (decrease) due to
                                                                               -----------------------------------------------
                                                                                 Volume             Rate              Total
------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                      $ 364            $ (675)           $ (311)
    Loans                                                                             633              (420)              213
    Cash equivalents                                                                   (3)               (8)              (11)
    FHLB stock                                                                          7                 -                 7
                                                                               -----------       -----------        ----------
    Total interest-earning assets                                                   1,001            (1,103)             (102)
                                                                               -----------       -----------        ----------
 Interest expense:
    Deposits                                                                          400              (372)               28
    FHLB advances                                                                    (440)             (445)             (885)
    Reverse repurchases & other borrowings                                          1,282               (91)            1,191
    Preferred securities                                                                -                 3                 3
                                                                               -----------       -----------        ----------
    Total interest-bearing liabilities                                              1,242              (905)              337
                                                                               -----------       -----------        ----------
 Net interest income                                                               $ (241)           $ (198)           $ (439)
                                                                               ===========       ===========        ==========
------------------------------------------------------------------------------------------------------------------------------

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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Senior Vice President of Operations and the Senior Vice President of Lending of the Company. This committee, which meets quarterly, generally monitors various asset and liability management policies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities and (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans and (iii) the purchase of off-balance sheet interest rate caps which help the Bank's interest rate risk position from increases in interest rates.

As of June 30, 1999, the implementation of these asset and liability initiatives resulted in the following: (i) $179.2 million or 45.8% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less;
(ii) $118.2 million or 44.2% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $65.3 million or 16.2% of the Company's portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $120.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $403.7 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $473.4 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $69.7 million or a negative 3.4% of total assets. At June 30, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 85.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At June 30, 1999, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. Within the past 31 months, the Company has purchased interest rate cap contracts with notional amounts totaling $120.0 million in order to insulate against a rising interest rate environment. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 7.5% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity to assure its ability to meet demands for customer's withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratio fluctuates depending primarily upon deposit flows but has been consistently maintained at levels in excess of the required percentage. At June 30, 1999, the Bank's liquidity ratio was 14.0%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 1999, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $23.8 million, unused lines of credit totaling $20.3 million and $16.3 million of undisbursed loans in process.

At June 30, 1999, certificates of deposit amounted to $253.3 million or 59.6% of the Company's total consolidated deposits, including $156.1 million which were scheduled to mature by June 30, 2000. At the same date, the total amount of FHLB advances which were scheduled to mature by June 30, 2000 was $119.6 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2000 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 1999, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.7%, 6.7% and 17.6%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to a variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for fiscal years beginning June 15, 1999. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No.133", which delays the adoption of FASB Statement No. 133 until June 30, 2000.

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

The Company has developed a Year 2000 Action Plan ("Plan") within the FFIEC guidelines that addresses all systems, hardware and data processing applications provided by third-party vendors and internal programs. The Awareness and Assessment phases are completed. These two phases related to the understanding of the Y2K problem, the establishment of a Y2K Steering Committee to oversee the overall strategies and Plan, and identifying all hardware, software, networks, processing platforms, vendor interdependencies and budget needs that are affected by the Y2K date change. The Renovation phase entails assessing the need for hardware and software upgrades, system replacements, and other associated changes. The Company has completed the Renovation phase. The Validation and Implementation phases entail determining the Y2K status of the Company's mission-critical vendors through testing and certification. Testing has been completed on a substantial number of these vendors and indications at this time are that all of the Company's major vendors will be Year 2000 compliant. The Company has formulated business resumption contingency plans for its major functions in the event the Company experiences system interruptions or failures due to Y2K problems that are beyond the Company's control.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On April 20, 1999, the Company held its Annual Meeting of Stockholders.
Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)
---------------------

Director                                            For     Withheld  Not Voted  Term/Expiration
-----------------------------------------------  ---------  --------  ---------  ----------------
Herbert S. Skuba                                 4,345,128    63,911    855,021  Three Years/2002
Charlotte A. Zuschlag                            4,357,807    51,232    855,021  Three Years/2002
William B. Salsgiver                             4,343,827    65,212    855,021  Three Years/2002

Ratification of Appointment of KPMG LLP as Independent Public Accountants for the Company for 1999
-------------------------------------------------------------------------
(Proposal Two)

    For     Against    Abstain   Not Voted
---------- ---------   --------  ---------
4,396,830     6,728      5,481    855,021

No other proposals were considered at the annual meeting.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibit 11  Statement re: computation of per share earnings

(b) Exhibit 27  Financial Data Schedule

(c) Form 8-K The Company filed a Form 8-K dated June 16, 1999 to report a $0.09 per common share cash dividend payable July 23, 1999 to stockholders of record at the close of business on June 30, 1999.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  August 16, 1999               By:  /s/ Charlotte A. Zuschlag
                                         --------------------------------------
                                          Charlotte A. Zuschlag
                                          President and Chief Executive Officer


Date:  August 16, 1999               By:  /s/ Charles P. Evanoski
                                         --------------------------------------
                                          Charles P. Evanoski
                                          Senior Vice President and
                                          Chief Financial Officer