Form 10-Q
period 1999-09-30
ESB FINANCIAL CORP
filed 1999-11-12
CIK 872835

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                     For Quarter Ended: September 30, 1999
                                        ------------------

                        Commission File Number: 0-19345
                                                -------

                           ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Pennsylvania                                                          25-1659846
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                             Identification No.)


600 Lawrence Avenue, Ellwood City, PA                                      16117
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
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X   Yes       No
                                  ---        ---
     Number of shares of common stock outstanding as of October 29, 1999:

Common Stock, $0.01 par value                               5,129,670 shares
-----------------------------                               ----------------
       (Class)                                                (Outstanding)

--------------------------------------------------------------------------------

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS


                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition
              as of September 30, 1999 (Unaudited) and December 31, 1998......................................     1

              Consolidated Statements of Operations for the three
              and nine months ended September 30, 1999 and 1998 (Unaudited)...................................     2

              Consolidated Statements of Changes in Stockholders' Equity
              for the nine months ended September 30, 1999 (Unaudited)........................................     3

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1999 and 1998 (Unaudited)............................................     4

              Notes to Consolidated Financial Statements......................................................     6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations................................................    10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......................................    20


                                                    PART II - OTHER INFORMATION
                                                    ---------------------------


Item 1.       Legal Proceedings...............................................................................    21

Item 2.       Changes in Securities...........................................................................    21

Item 3.       Defaults Upon Senior Securities.................................................................    21

Item 4.       Submission of Matters to a Vote of Security Holders.............................................    21

Item 5.       Other Information...............................................................................    21

Item 6.       Exhibits and Reports on Form 8-K................................................................    21

              Signatures......................................................................................    22

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------


                  ESB Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
          As of September 30, 1999 (Unaudited) and December 31, 1998
               (Dollar amounts in thousands, except share data)

                                                                                September 30,      December 31,
                                                                                    1999              1998
                                                                                (Unaudited)
                                                                                -------------      ------------
                                 Assets
                                 ------
Cash on hand and in banks                                                        $     3,747        $    3,140
Interest-earning deposits                                                              5,862             6,534
Federal funds sold                                                                        30               629
Securities available for sale; cost of $585,218 and $480,537                         572,433           481,234
Securities held to maturity; market value of $64,033 at December 31, 1998                  -            63,815
Loans receivable, net                                                                378,040           360,280
Accrued interest receivable                                                            6,792             6,792
Federal Home Loan Bank (FHLB) stock                                                   18,435            18,435
Premises and equipment, net                                                            6,990             6,193
Real estate acquired through foreclosure, net                                            361                21
Prepaid expenses and other assets                                                     15,043            10,359
Bank owned life insurance                                                             15,577            15,006
                                                                                -------------       -----------

           Total assets                                                          $ 1,023,310        $  972,438
                                                                                =============       ===========

                  Liabilities and Stockholders' equity
                  ------------------------------------

Liabilities:
     Deposits                                                                    $   422,104        $  423,051
     Borrowed funds                                                                  515,000           456,355
     Guaranteed preferred beneficial interest in subordinated debt, net               24,060            24,027
     Advance payments by borrowers for taxes and insurance                             1,780             3,171
     Accrued expenses and other liabilities                                            7,428             4,751
                                                                                -------------       -----------

        Total liabilities                                                            970,372           911,355
                                                                                -------------       -----------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued                                                                        -                 -
     Common stock, $.01 par value, 10,000,000 shares authorized;
        6,337,755 and 6,337,755 shares issued;
        5,129,670 and 5,265,886 shares outstanding                                        63                63
     Additional paid-in capital                                                       59,535            59,448
     Treasury stock, at cost; 1,208,085 and 1,071,869 shares                         (18,825)          (16,841)
     Unearned Employee Stock Ownership Plan (ESOP) shares                             (2,677)           (2,681)
     Unvested shares held by Management Recognition Plan                                (237)             (237)
     Retained earnings, substantially restricted                                      23,516            20,870
     Accumulated other comprehensive (loss) income, net                               (8,437)              461
                                                                                -------------       -----------

        Total stockholders' equity                                                    52,938            61,083
                                                                                -------------       -----------

           Total liabilities and stockholders' equity                            $ 1,023,310        $  972,438
                                                                                =============       ===========

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
  For the three and nine months ended September 30, 1999 and 1998 (Unaudited)
               (Dollar amounts in thousands, except share data)

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                     -------------------       -----------------
                                                                       1999       1998           1999     1998
                                                                     --------   --------       -------- --------
Interest income:
    Loans receivable                                                 $ 7,159     $ 7,042       $21,084  $ 20,754
    Securities available for sale                                      8,899       7,604        24,211    22,339
    Securities held to maturity                                            -       1,053         1,386     3,605
    FHLB stock                                                           314         302           908       889
    Deposits with banks and federal funds sold                            73          76           200       214
                                                                     --------   --------       -------- --------
       Total interest income                                          16,445      16,077        47,789    47,801
                                                                     --------   --------       -------- --------

Interest expense:
    Deposits                                                           4,331       4,493        13,012    13,147
    Borrowed funds                                                     7,380       6,953        21,062    20,329
    Guaranteed preferred beneficial interest in subordinated debt        557         556         1,670     1,665
                                                                     --------   --------       -------- --------
       Total interest expense                                         12,268      12,002        35,744    35,141
                                                                     --------   --------       -------- --------

Net interest income                                                    4,177       4,075        12,045    12,660
    Provision for loan losses                                              3           4             9         4
                                                                     --------   --------       -------- --------
Net interest income after provision for loan losses                    4,174       4,071        12,036    12,656
                                                                     --------   --------       -------- --------

Noninterest income:
    Fees and service charges                                             335         387         1,000     1,097
    Net realized gain (loss) on sale of securities available for sale    (19)        239           401       311
    Increase of cash surrender value of bank owned life insurance        197           -           571         -
    Other                                                                112          36           247        55
                                                                     --------   --------       -------- --------
       Total noninterest income                                          625         662         2,219     1,463
                                                                     --------   --------       -------- --------

Noninterest expense:
    Compensation and employee benefits                                 1,787       1,592         5,041     4,607
    Premises and equipment                                               391         288         1,115       807
    Federal deposit insurance premiums                                    69          69           194       200
    Data processing                                                       96         117           363       369
    Other                                                                747         936         2,327     2,331
                                                                     --------   --------       -------- --------
       Total noninterest expense                                       3,090       3,002         9,040     8,314
                                                                     --------   --------       -------- --------

Income before provision for income taxes                               1,709       1,731         5,215     5,805
    Provision for income taxes                                           288         234           885     1,210
                                                                     --------   --------       -------- --------
Net income                                                           $ 1,421     $ 1,497       $ 4,330  $  4,595
                                                                     ========   ========       ======== ========

Net income per share:

       Basic                                                         $  0.29     $  0.28       $  0.87  $   0.84
       Diluted                                                       $  0.28     $  0.27       $  0.84  $   0.81

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
           For the nine months ended September 30, 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                     Accumulated
                                                                                                        other
                                           Additional              Unearned   Unvested              comprehensive        Total
                                 Common      paid-in    Treasury     ESOP        MRP     Retained   income, net of   stockholders'
                                 Stock       capital     stock      shares     shares    earnings        tax            equity
                                --------   ----------   --------   --------   --------   --------   --------------   -------------
Balance at December 31, 1998    $     63   $   59,448   $(16,841)  $ (2,681)  $   (237)  $ 20,870   $          461   $      61,083
Comprehensive results:
  Net income                           -            -          -          -          -      4,330                -           4,330
  Other comprehensive
    results, net                       -            -          -          -          -          -           (8,613)         (8,613)
  Reclassification
    adjustment                         -            -          -          -          -          -             (285)           (285)
                                --------   ----------   --------   --------   --------   --------   --------------   -------------
Total comprehensive results            -            -          -          -          -      4,330           (8,898)         (4,568)
                                --------   ----------   --------   --------   --------   --------   --------------   -------------
Cash dividends at $0.09 per
    share                              -            -          -          -          -     (1,342)               -          (1,342)
Purchase of treasury stock, at
    cost (167,147 shares)              -            -     (2,450)         -          -          -                -          (2,450)
Reissuance of treasury stock
    for stock option exercises         -            -        466          -          -       (342)               -             124
Principal payments on ESOP debt        -           87          -        350          -          -                -             437
Additional ESOP shares
    purchased                          -            -          -       (346)         -          -                -            (346)
                                --------   ----------   --------   --------   --------   --------   --------------   -------------
Balance at September 30, 1999   $     63   $   59,535   $(18,825)  $ (2,677)  $   (237)  $ 23,516   $       (8,437)  $      52,938
                                ========   ==========   ========   ========   ========   ========   ==============   =============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1999 and 1998 (unaudited)
                         (Dollar amounts in thousands)


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                              1999                 1998
                                                                           ---------            ---------
Operating activities:
     Net income                                                            $   4,330             $  4,595
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment             449                  271
            Provision for (recovery of) losses                                    17                  (20)
            Amortization of premiums and accretion of discounts                1,147                1,480
            Origination of loans available for sale                           (8,894)              (8,544)
            Proceeds from sale of loans available for sale                     8,966                8,599
            Gain on sale of securities available for sale                       (401)                (311)
            Amortization of intangible assets                                    452                  452
            Increase in accrued interest receivable                                -                 (554)
            Increase in prepaid expenses and other assets                       (552)              (1,735)
            Increase in accrued expenses and other liabilities                 2,677                3,283
            Other                                                             (1,842)              (1,450)
                                                                           ---------            ---------
         Net cash provided by operating activities                             6,349                6,066
                                                                           ---------            ---------
Investing activities:
     Loan originations and purchases                                        (111,867)            (109,376)
     Purchases of securities available for sale                             (195,079)            (243,889)
     Purchases of securities held to maturity                                      -                 (993)
     Purchases of FHLB stock                                                       -                 (609)
     Additions to premises and equipment                                      (1,254)                (783)
     Principal repayments of loans receivable                                 93,575               89,341
     Principal repayments of securities available for sale                    71,749               85,350
     Principal repayments of securities held to maturity                       8,324               22,733
     Proceeds from the sale of securities available for sale                  73,548               92,446
     Proceeds from sale of REO                                                    32                  303
                                                                           ---------            ---------
         Net cash used in investing activities                               (60,972)             (65,477)
                                                                           ---------            ---------
Financing activities:
     Net (decrease) increase in deposits                                        (947)              12,505
     Net increase in borrowed funds                                           58,645               47,924
     Proceeds received from exercise of stock options                            124                  703
     Dividends paid                                                           (1,417)              (1,456)
     Payments to acquire treasury stock                                       (2,450)              (9,003)
     Stock purchased by ESOP                                                    (346)                (589)
     Principal repayments of ESOP loan                                           350                  352
                                                                           ---------            ---------
         Net cash provided by financing activities                            53,959               50,436
                                                                           ---------            ---------
Net decrease in cash equivalents                                                (664)              (8,975)
Cash equivalents at beginning of period                                       10,303               18,947
                                                                           ---------            ---------
Cash equivalents at end of period                                          $   9,639             $  9,972
                                                                           =========            =========

Continued.

                  ESB Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows, (Continued)
       For the nine months ended September 30, 1999 and 1998 (Unaudited)
                         (Dollar amounts in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      -------------------------
                                                                        1999            1998
                                                                      ---------       ---------
Supplemental information:
     Interest paid                                                    $ 36,410         $ 36,034
     Income taxes paid                                                     845            1,429
     Non-cash transactions:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                            361               40
         Transfers of securities from held to maturity to
            available for sale                                          54,464                -
         Dividends declared but not paid                                   462              485


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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.   Securities

     The Company's securities available for sale and held to maturity portfolios are summarized as follows:


     -------------------------------------------------------------------------------------------------------------
     (In thousands)                                  Amortized       Unrealized       Unrealized            Fair
                                                        cost            gains           losses             value
     -------------------------------------------------------------------------------------------------------------
     Available for sale:
     ------------------
       As of September 30, 1999:
         Trust Preferred securities                  $     3,274      $         -      $    (185)      $     3,089
         U.S. Government securities                       22,978               18           (325)           22,671
         Municipal securities                             89,577            1,361         (3,160)           87,778
         Equity securities                                 2,654              144           (368)            2,430
         Corporate Bonds                                  52,660                -         (2,215)           50,445
         Mortgage-backed securities                      414,075              617         (8,672)          406,020
                                                     -----------      -----------      ---------       -----------
                                                     $   585,218      $     2,140      $ (14,925)      $   572,433
                                                     ===========      ===========      =========       ===========
       As of December 31, 1998:
         Trust Preferred securities                  $     3,275      $        54      $     (29)      $     3,300
         Municipal securities                             99,035            2,258           (195)          101,098
         Equity securities                                 2,101              348           (157)            2,292
         Corporate Bonds                                  52,649                -         (2,329)           50,320
         Mortgage-backed securities                      323,477            1,637           (890)          324,224
                                                     -----------      -----------      ---------       -----------
                                                     $   480,537      $     4,297      $  (3,600)      $   481,234
                                                     ===========      ===========      =========       ===========
     Held to maturity:
     ----------------
       As of December 31, 1998:
         U.S. Government securities                  $     4,986      $        41      $       -       $     5,027
         Municipal securities                              7,994              210              -             8,204
         Mortgage-backed securities                       50,835              105           (138)           50,802
                                                     -----------      -----------      ---------       -----------
                                                     $    63,815      $       356      $    (138)      $    64,033
                                                     ===========      ===========      =========       ===========
------------------------------------------------------------------------------------------------------------------

     On June 30, 1999, the Company reclassified its held-to-maturity ("HTM") portfolio to the available-for-sale ("AFS") portfolio. As of the reclassification, the Company had $54.5 million of amortized cost in securities classified as HTM of which $42.5 million were fixed rate mortgage-backed securities ("MBS"), $8.0 million were municipal bonds and $4.0 million were U.S. Government and agency bond securities. When the securities were transferred to the AFS portfolio the following unrealized gains/losses were recorded: the fixed rate MBS had a related unrealized loss of $534,000, the municipal bonds had a related unrealized gain of $327,000 and the U.S. Government and agency bond securities had a related unrealized loss of $2,000 for a net unrealized loss of $209,000.

     The yield on the fixed rate MBS HTM portfolio at March 31, 1999 was 5.68% or 73 basis points lower than the yield on the MBS AFS portfolio which was 6.41%. The transfer of securities from the HTM portfolio to the AFS portfolio has provided the Company with greater flexibility to restructure the portfolio as needed, in order to attain the maximum overall yield on the investment portfolio while maintaining acceptable levels of interest rate risk.

3.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:


     ---------------------------------------------------------------------------
                                               September 30,        December 31,
     (In thousands)                                 1999                1998
     ---------------------------------------------------------------------------
     Mortgage loans:
          Residential - single family           $  242,116          $  225,054
          Residential - multi family                11,625              11,206
          Commercial real estate                    35,550              32,300
          Construction                              46,071              41,215
                                                ----------          ----------
                                                   335,362             309,775
          Other loans:
          Consumer loans                            58,043              56,897
          Commercial business                        9,703              14,216
                                                ----------          ----------
                                                   403,108             380,888
     Less:
          Allowance for loan losses                  4,784               4,815
          Deferred loan fees and net discounts         812                 785
          Loans in process                          19,472              15,008
                                                ----------          ----------
                                                $  378,040          $  360,280
                                                ==========          ==========
--------------------------------------------------------------------------------

4.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:

------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    September 30, 1999                     December 31, 1998
                                      ------------------------------------    ------------------------------------
                                       Weighted                                Weighted
                                       average                                 average
       Type of accounts                  rate         Amount          %         rate        Amount            %
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits               -        $   7,894         1.8%         -      $   6,002           1.4%
Interest-bearing demand deposits        2.39%         160,682        38.1%      2.34%       156,994          37.1%
Time deposits                           5.24%         253,528        60.1%      5.54%       260,055          61.5%
                                                    ---------     -------                 ---------      --------
                                        4.06%       $ 422,104       100.0%      4.27%     $ 423,051         100.0%
                                                    =========     =======                 =========      ========
Time deposits mature as follows:

Within one year                                     $ 170,987        40.5%                $ 145,231          34.3%
After one year through two years                       47,962        11.4%                   72,845          17.2%
After two years through three years                    11,360         2.7%                   18,438           4.4%
Thereafter                                             23,219         5.5%                   23,541           5.6%
                                                    ---------     -------                 ---------      --------
                                                    $ 253,528        60.1%                $ 260,055          61.5%
                                                    =========     =======                 =========      ========
-----------------------------------------------------------------------------------------------------------------


5.   Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                      September 30, 1999        December 31, 1998
                                                                ------------------------  -----------------------
                                                                   Weighted                  Weighted
                                                                 average rate   Amount     average rate   Amount
-----------------------------------------------------------------------------------------------------------------
FHLB advances:
    Due within 12 months                                             6.44%     $  96,121       5.99%    $  98,595
    Due beyond 12 months but within 5 years                          5.93%       161,256       6.04%      206,660
    Due beyond 5 years but within 10 years                           5.34%        45,565       7.79%          440
    Due beyond 10 years                                              1.00%            86       6.01%          270
                                                                               ---------                ---------
                                                                                 303,028                  305,965

Reverse repurchase agreements:
    Due within 90 days                                               5.53%     $  33,370       5.29%    $  44,860
    Due beyond 90 days but within 5 years                            5.78%       178,440       5.59%      105,500
                                                                                --------                 --------
                                                                                 211,810                  150,360

Treasury tax and loan note payable                                                   162                       30
                                                                               ---------                ---------
                                                                               $ 515,000                $ 456,355
                                                                               =========                =========
-----------------------------------------------------------------------------------------------------------------

6.   Net Income Per Share

     Net income per share is calculated by dividing net operating results for the period by weighted average number of Common shares and equivalents outstanding during the period. For purposes of computing basic net income per share for the three and nine months ended September 30, 1999 and 1998, the weighted average shares outstanding were 4,956,000 and 4,997,000, respectively, and 5,315,000 and 5,439,000, respectively. For purposes of computing diluted net income per share for the three and nine months ended September 30, 1999 and 1998, the weighted average shares and equivalents outstanding were 5,065,000 and 5,128,000, respectively, and 5,552,000 and 5,687,000, respectively. For all periods, the difference between average basic and average diluted shares represented the dilutive impact of stock options.

     Options to purchase 62,085 shares of common stock at $18.00 per share and 78,605 shares of common stock at $14.00 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008 and June 30, 2009, respectively. Options to purchase 63,735 shares of common stock at $18.00 per share were outstanding as of September 30, 1998 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1998 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

7.   Comprehensive Income

     In complying with SFAS No. 130, "Reporting Comprehensive Income", the Company has developed the following tables which include the quarterly and year-to-date changes in the balances of the accumulated other comprehensive gains (losses), net of tax as of September 30, 1999 and 1998:

-------------------------------------------------------------------------------
    (In thousands)                                      1999              1998
-------------------------------------------------------------------------------
    Beginning balance                                  $ (4,022)        $ 1,593

    Quarterly change                                     (4,415)           (817)
                                                       --------         -------
    Ending balance                                     $ (8,437)        $   776
                                                       ========         =======

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    (In thousands)                                       1999             1998
-------------------------------------------------------------------------------
    Beginning balance                                  $    461         $ 2,209

    Year-to-date change                                  (8,898)         (1,433)
                                                       --------          ------
    Ending balance                                     $ (8,437)         $  776
                                                       ========          ======
-------------------------------------------------------------------------------

8.   Business Combination

     On July 21, 1999, the Company entered into an Agreement and Plan of Reorganization with SHS Bancorp, Inc. ("SHS"), parent company of Spring Hill Savings Bank, pursuant to which SHS shall be merged with and into the Company, with the Company as the surviving corporation. Under the terms of the agreement, each shareholder of SHS will have the right to elect to receive $17.80 in cash or 1.30 shares of the Company (subject to adjustment) for each share of SHS. The final form of consideration is subject to adjustment so that at least but no more than 40% of the total outstanding SHS shares be exchanged for cash. There are currently 757,962 shares (51,988 in Treasury) of SHS common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $50.9 million or 5.2% to $1.0 billion at September 30, 1999 from $972.4 million at December 31, 1998. This net increase was primarily the result of increases in securities and loans receivable of $27.4 million and $17.8 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $59.0 million or 6.5%, partially offset by a decrease in stockholders' equity of $8.1 million or 13.3%. The increase in total liabilities was primarily the result of increases in borrowed funds and accrued expenses and other liabilities of $58.6 million and $2.7 million, respectively. The decrease in stockholders' equity was the result of an accumulated other comprehensive loss and an increase in treasury stock of $8.9 million and $2.0 million, respectively, partially offset by an increase in retained earnings of $2.6 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $664,000 or 6.4% to $9.6 million at September 30, 1999 from $10.3 million at December 31, 1998. The net decrease between September 30, 1999 and December 31, 1998 can be attributed primarily to security purchases and loan funding during the period.

Securities. The Company's securities portfolio increased by $27.4 million or 5.0% to $572.4 million at September 30, 1999 from $545.0 million at December 31, 1998. This net increase was primarily the result of purchases of securities of $195.1 million, consisting of agency bonds and equity securities of $20.0 million and mortgage-backed securities of $175.1 million, during the nine months ended September 30, 1999. Partially offsetting the purchases of securities were sales of securities of $73.5 million, consisting of sales of municipal securities of $17.7 million, equity securities of $780,000 and mortgage-backed securities of $55.1 million, and repayments and maturities of securities of $80.1 million, during the nine months ended September 30, 1999.

Loans receivable. Net loans receivable increased $17.8 million or 4.9% to $378.0 million at September 30, 1999 from $360.3 million at December 31, 1998. The increase was caused by an increase in mortgage loans of $25.6 million or 8.3% partially offset by a decrease in other loans of $3.4 million or 4.7% and an increase in allowance for loan losses, deferred loan fees and loans in process of $4.5 million or 21.6%, during the nine months ended September 30, 1999.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.5 million or 0.44% and $5.0 million or 0.51% of total assets at September 30, 1999 and December 31, 1998, respectively.

Deposits. Total deposits decreased $947,000 or 0.2% to $422.1 million at September 30, 1999 from $423.1 million at December 31, 1998. This decrease was primarily the result of a decrease in time deposits of $6.5 million partially offset by an increase in noninterest bearing and interest bearing deposits of $1.9 million and $3.7 million, respectively.

Borrowed funds. Borrowed funds increased $58.6 million or 12.9% to $515.0 million at September 30, 1999 from $456.4 million at December 31, 1998. This increase is primarily the result of the Company utilizing reverse repurchase agreement borrowings to fund the increase in loans receivable and securities. Reverse repurchase agreement borrowings increased $61.5 million or 40.9% while FHLB advances decreased $2.9 million or 1.0% during the nine months ended September 30, 1999.

Stockholders' equity. Stockholders' equity decreased $8.1 million or 13.3% to $52.9 million at September 30, 1999 from $61.1 million at December 31, 1998. This decrease was principally the result of an increase in accumulated other comprehensive loss and treasury stock of $8.9 million and $2.0 million, respectively, partially offset by increases in retained earnings and additional paid-in capital of $2.6 million and $87,000, respectively.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.4 million and $4.3 million for the three and nine months ended September 30, 1999, respectively, as compared to net income of $1.5 million and $4.6 million, respectively, for the same periods in the prior year.

The $76,000 or 5.1% decrease in net income for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, was attributable to an increase in noninterest expense and the provision for income taxes of $88,000 and $54,000, respectively, and a decrease in noninterest income of $37,000. Partially offsetting these variances between quarters was an increase in net interest income of $102,000 and a decrease in the provision for loan losses of $1,000.

The $265,000 or 5.8% decrease in net income for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was attributable to a decrease in net interest income of $615,000 and increases in the provision for loan losses and noninterest expense of $5,000 and $726,000, respectively. Offsetting this decrease between periods was an increase in noninterest income of $756,000 and a decrease in the provision for income taxes of $325,000.

Net interest income. Net interest income increased $102,000 or 2.5% to $4.2 million for the three months ended September 30, 1999, compared to $4.1 million for the same period in the prior year. The increase in net interest income can be attributed to an increase in interest income of $368,000, partially offset by an increase in interest expense of $266,000.

Net interest income decreased $615,000 or 4.9% to $12.0 million for the nine months ended September 30, 1999, compared to $12.7 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest expense of $603,000 and a decrease in interest income of $12,000.

Interest income. Interest income increased $368,000 or 2.3% to $16.4 million for the three months ended September 30, 1999, compared to $16.1 million for the same period in the prior year. This increase can be attributed primarily to increases in interest earned on loans receivable, securities and FHLB stock of $117,000, $242,000 and $12,000, respectively, partially offset by a decrease in interest earned on interest-earning deposits of $3,000.

Interest earned on loans receivable increased $117,000 or 1.7% to $7.2 million for the three months ended September 30, 1999, compared to $7.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $19.0 million or 5.3% to $378.5 million for the three months ended September 30, 1999, compared to $359.5 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield of loans receivable to 7.57% for the three months ended September 30, 1999, compared to 7.84% for the same period in the prior year.

Interest earned on securities increased $242,000 or 2.8% to $8.9 million for the three months ended September 30, 1999, compared to $8.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $8.3 million or 1.5% to $563.7 million for the three months ended September 30, 1999, compared to $555.4 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last quarter of 1998 and the first three quarters of 1999. In addition to this volume increase, there was an increase in the tax equivalent yield on securities to 6.77% for the three months ended September 30, 1999, compared to 6.72% for the same period in the prior year.

Interest income decreased $12,000 for the nine months ended September 30, 1999, compared to the same period in the prior year. This decrease can be attributed primarily to decreases in interest earned on securities and interest-earning deposits of $347,000 and $14,000, respectively, partially offset by a increases in interest earned on loans receivable and FHLB stock of $330,000 and $19,000, respectively.

Interest earned on loans receivable increased $330,000 or 1.6% to $21.1 million for the nine months ended September 30, 1999, compared to $20.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $17.3 million or 4.9% to $370.4 million for the nine months ended September 30, 1999, compared to $353.1 million for the same period in the prior year. Partially offsetting the increase in interest income between the periods was a decrease in the yield on loans receivable to 7.59% for the nine months ended September 30, 1999, compared to 7.84% for the same period in the prior year.

Interest earned on securities decreased $347,000 or 1.3% to $25.6 million for the nine months ended September 30, 1999, compared to $25.9 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 6.61% for the nine months ended September 30, 1999, compared to 6.76% for the same period in the prior year. Partially offsetting this decline in the tax equivalent yield was an increase in the average balance of securities held of $10.0 million or 1.8% to $557.8 million for the nine months ended September 30, 1999, compared to $547.8 million for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of net security purchases during the last quarter of 1998 and the first three quarters of 1999.

Interest expense. Interest expense increased $266,000 or 2.2% to $12.3 million for the three months ended September 30, 1999, compared to $12.0 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on borrowed funds and subordinated debt of $427,000 and $1,000, respectively. Partially offsetting this increase was a decrease in interest incurred on deposits of $162,000.

Interest incurred on deposits decreased $162,000 or 3.6% to $4.3 million for the three months ended September 30, 1999, compared to $4.5 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits between the periods to 4.12% for the quarter ended September 30, 1999, compared to 4.38% for the same period in the prior year. Offsetting this decrease in the cost of interest-bearing deposits was an increase in the average balance of interest-bearing deposits of $10.2 million or 2.5% to $416.8 million for the three months ended September 30, 1999, compared to $406.6 million for the same period in the prior year.

Interest incurred on borrowed funds increased $427,000 or 6.1% to $7.4 million for the three months ended September 30, 1999, compared to $7.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $48.8 million or 11.0% to $494.3 million for the three months ended September 30, 1999, compared to $445.4 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 5.92% for the three months ended September 30, 1999, compared to 6.19% for the same period in the prior year.

Interest expense increased $603,000 or 1.7% to $35.7 million for the nine months ended September 30, 1999, compared to $35.1 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on borrowed funds and subordinated debt of $733,000 and $5,000, respectively. Partially offsetting this increase was a decrease in interest incurred on deposits of $135,000.

Interest incurred on deposits decreased $135,000 or 1.0% to $13.0 million for the nine months ended September 30, 1999, compared to $13.1 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 4.18% for the nine months ended September 30, 1999, compared to 4.39% for the same period in the prior year. Partially offsetting this decrease in the cost of interest-bearing deposits was an increase in the average balance of interest-bearing deposits of $15.9 million or 4.0% to $416.4 million for the nine months ended September 30, 1999, compared to $400.5 million for the same period in the prior year.

Interest incurred on borrowed funds increased $733,000 or 3.6% to $21.1 million for the nine months ended September 30, 1999, compared to $20.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $37.6 million or 8.6% to $475.3 million for the nine months ended September 30, 1999, compared to $437.7 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in securities and loans receivables, as such funds were utilized to provide for security and loan growth. Partially offsetting the increase in interest incurred on borrowed funds was a decrease in the cost of these funds to 5.93% for the nine months ended September 30, 1999, compared to 6.21% for the same period in the prior year.

Provision for loan losses. Provision for loan losses decreased $1,000 or 25.0% to $3,000 and increased $5,000 or 125.0% to $9,000 for the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year. This reflects the adequacy of the Company's allowance for loan losses as of September 30, 1999. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at September 30, 1999 amounted to $4.8 million or 1.19% of the Company's total loan portfolio, as compared to $4.8 million or 1.26% at December 31, 1998. The Company's allowance for losses on loans as a percentage of non-performing loans was 109.8% and 96.7% at September 30, 1999 and December 31, 1998, respectively.

Noninterest income. Noninterest income decreased $37,000 or 5.6% to $625,000 for the three months ended September 30, 1999, compared to $662,000 for the same period in the prior year. This decrease can be attributed to a decrease in loan fees and service charges and a net loss on security sales of $52,000 and $258,000, respectively, between periods, partially offset by increases in the cash surrender value of the bank owned life insurance ("BOLI") and other income of $197,000 and $76,000, respectively. Noninterest income increased $756,000 or 51.7% to $2.2 million for the nine months ended September 30, 1999, compared to $1.5 million for the same period in the prior year. This increase can be attributed to increases in net gains on security sales, cash surrender value of the BOLI and other income of $90,000, $571,000 and $192,000, respectively, between periods, partially offset by a decrease in loan fees and service charges of $97,000. The increase in other income was attributable to title fee income of $185,000 which was generated by the Company's subsidiary, THF, Inc.

Noninterest expense. Noninterest expense increased $88,000 or 2.9% to $3.1 million for the three months ended September 30, 1999, from $3.0 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, and premises and equipment of $195,000 and $103,000, respectively, which was partially offset by a decrease in data processing costs and other expenses of $21,000 and $189,000, respectively. The increase in compensation and employee benefits were primarily the result of staffing increases between the periods and normal salary and benefit increases. The increase in premises and equipment was primarily the result of increases in depreciation of $58,000 and equipment repairs and maintenance of $46,000, due to the new Franklin Township branch office and the Wexford office building. The decrease in other expenses is the result of a decrease in prepayment fees on FHLB advances of $227,000, partially offset by increases in year 2000 expenses and advisory service fees associated with the BOLI of $23,000 and $19,000, respectively. Noninterest expense increased $726,000 or 8.7% to $9.0 million for the nine months ended September 30, 1999, from $8.3 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits and premises and equipment of $434,000 and $308,000, respectively, which was partially offset by decreases in federal deposit insurance premiums, data processing costs and other expenses of $6,000, $6,000 and $4,000, respectively. The increase in compensation and employee benefits were primarily the result of staffing increases between the periods and normal salary and benefit increases. The increase in premises and equipment was primarily the result of increases in depreciation, utilities, equipment repairs and maintenance, real estate taxes and building repairs and maintenance of $178,000, $25,000, $56,000, $18,000 and $29,000, respectively, due to the new
Franklin Township branch office and the Wexford office building.

Provision for income taxes. The provision for income taxes increased $54,000 or 23.1% to $288,000 for the three months ended September 30, 1999, from $234,000 for the same period in the prior year. The provision for income taxes decreased $325,000 or 26.9% to $885,000 for the nine months ended September 30, 1999, from $1.2 million for the same period in the prior year. The decrease for the nine month period was primarily attributable to an increase in nontaxable income.

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

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        Three months ended September 30,

                                                               1999                                    1998
                                               --------------------------------------  -------------------------------------
                                                  Average                   Yield /      Average                   Yield /
                                                  Balance      Interest      Rate        Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
-----------------------
    Taxable securities available for sale         $  472,563     $  7,648      6.47%     $  391,419     $  6,394      6.53%
    Tax-exempt securities available for sale          91,094        1,895      8.32%         90,178        1,834      8.14%
    Taxable securities held to maturity                    -            -      0.00%         65,776          948      5.77%
    Tax-exempt securities held to maturity                 -            -      0.00%          7,993          159      7.96%
                                               --------------  -----------  ---------    ----------   ----------- ----------
                                                     563,657        9,543      6.77%        555,366        9,335      6.72%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    Mortgage loans                                   310,069        5,832      7.52%        290,279        5,660      7.80%
    Other loans                                       68,405        1,327      7.76%         69,201        1,382      7.99%
                                               --------------  -----------  ---------    ----------   ----------- ----------
                                                     378,474        7,159      7.57%        359,480        7,042      7.84%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    Cash equivalents                                   8,658           73      3.37%          7,192           76      4.23%
    FHLB stock                                        18,435          314      6.81%         18,435          302      6.55%
                                               --------------  -----------  ---------    ----------   ----------- ----------
                                                      27,093          387      5.71%         25,627          378      5.90%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    Total interest-earning assets                    969,224       17,089      7.05%        940,473       16,755      7.13%
    Other noninterest-earning assets                  41,298            -         -          18,994            -          -
                                               --------------  -----------  ---------    ----------   ----------- ----------
        Total assets                              $1,010,522     $ 17,089      6.76%     $  959,467     $ 16,755      6.99%
                                               ==============  ===========  =========    ==========   =========== ==========

Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits              $  163,200     $    981      2.38%     $  152,454     $    916      2.38%
    Time deposits                                    253,615        3,350      5.24%        254,171        3,577      5.58%
                                               --------------  -----------  ---------    ----------   ----------- ----------
                                                     416,815        4,331      4.12%        406,625        4,493      4.38%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    FHLB advances                                    312,294        4,873      6.19%        326,298        5,220      6.35%
    Reverse repo's & other borrowings                181,966        2,507      5.47%        119,118        1,733      5.77%
                                               --------------  -----------  ---------    ----------   ----------- ----------
                                                     494,260        7,380      5.92%        445,416        6,953      6.19%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    Trust preferred securities                        24,055          557      9.19%         24,012          556      9.19%
                                               --------------  -----------  ---------    ----------   ----------- ----------
    Total interest-bearing liabilities               935,130       12,268      5.20%        876,053       12,002      5.44%
    Noninterest-bearing demand deposits               12,494            -         -           9,286            -         -
    Other noninterest-bearing liabilities              7,588            -         -           7,722            -         -
                                               --------------  -----------  ---------    ----------   ----------- ----------
        Total liabilities                            955,212       12,268      5.10%        893,061       12,002      5.33%
        Stockholders' equity                          55,310            -         -          66,406            -         -
                                               --------------  -----------  ---------    ----------   ----------- ----------
        Total liabilities and equity              $1,010,522     $ 12,268      4.82%     $  959,467     $ 12,002      4.96%
                                               ==============  ===========  =========    ==========   =========== ==========
Net interest income                                              $  4,821                               $  4,753
                                                               ===========                            ===========
Interest rate spread (difference between                                       1.85%                                  1.69%
                                                                            =========                             ==========
    weighted average rate on interest-earning
    assets and interest-bearing
    liabilities)

Net interest margin (net interest                                              1.99%                                  2.02%
                                                                            =========                             ==========
    income as a percentage of average
    interest-earning assets)
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        Nine months ended September 30,

                                                               1999                                    1998
                                               -------------------------------------   -------------------------------------
                                                 Average                   Yield /       Average                   Yield /
                                                 Balance       Interest     Rate         Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
    Taxable securities available for sale         $ 426,964     $  20,374     6.36%      $ 386,600     $  19,143      6.60%
    Tax-exempt securities available for sale         94,828         5,812     8.17%         78,803         4,843      8.19%
    Taxable securities held to maturity              31,131         1,210     5.18%         74,167         3,265      5.87%
    Tax-exempt securities held to maturity            4,886           266     7.26%          8,210           514      8.35%
                                                  ---------     ---------     ----       ---------     ---------      ----
                                                    557,809        27,662     6.61%        547,780        27,765      6.76%
                                                  ---------     ---------     ----       ---------     ---------      ----
    Mortgage loans                                  301,028        17,123     7.58%        287,147        16,776      7.79%
    Other loans                                      69,333         3,961     7.62%         65,919         3,978      8.05%
                                                  ---------     ---------     ----       ---------     ---------      ----
                                                    370,361        21,084     7.59%        353,066        20,754      7.84%
                                                  ---------     ---------     ----       ---------     ---------      ----
    Cash equivalents                                  8,553           200     3.12%          8,174           214      3.49%
    FHLB stock                                       18,435           908     6.57%         18,294           889      6.48%
                                                  ---------     ---------     ----       ---------     ---------      ----
                                                     26,988         1,108     5.47%         26,468         1,103      5.56%
                                                  ---------     ---------     ----       ---------     ---------      ----
    Total interest-earning assets                   955,158        49,854     6.96%        927,314        49,622      7.13%
    Other noninterest-earning assets                 38,361             -        -          18,287             -         -
                                                  ---------     ---------     ----       ---------     ---------      ----
        Total assets                              $ 993,519     $  49,854     6.69%      $ 945,601     $  49,622      7.00%
                                                  =========     =========     ====       =========     =========      ====
Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits              $ 161,294      $  2,857     2.37%      $ 151,693      $  2,719      2.40%
    Time deposits                                   255,071        10,155     5.32%        248,764        10,428      5.60%
                                                  ---------     ---------     ----       ---------     ---------      ----
                                                    416,365        13,012     4.18%        400,457        13,147      4.39%
                                                  ---------     ---------     ----       ---------     ---------      ----
    FHLB advances                                   321,432        14,690     6.11%        335,627        15,922      6.34%
    Reverse repo's & other borrowings               153,823         6,372     5.54%        102,025         4,407      5.78%
                                                  ---------     ---------     ----       ---------     ---------      ----
                                                    475,255        21,062     5.93%        437,652        20,329      6.21%
                                                  ---------     ---------     ----       ---------     ---------      ----
    Trust preferred securities                       24,044         1,670     9.29%         24,033         1,665      9.26%
                                                  ---------     ---------     ----       ---------     ---------      ----
    Total interest-bearing liabilities              915,664        35,744     5.22%        862,142        35,141      5.45%
    Noninterest-bearing demand deposits              11,459             -        -           9,074             -         -
    Other noninterest-bearing liabilities             6,797             -        -           6,749             -         -
                                                  ---------     ---------     ----       ---------     ---------      ----
        Total liabilities                           933,920        35,744     5.12%        877,965        35,141      5.35%
        Stockholders' equity                         59,599             -        -          67,636             -         -
                                                  ---------     ---------     ----       ---------     ---------      ----
        Total liabilities and equity              $ 993,519     $  35,744     4.81%      $ 945,601     $  35,141      4.97%
                                                  =========     =========     ====       =========     =========      ====

Net interest income                                             $  14,110                              $  14,481
                                                                =========                              =========
Interest rate spread (difference between                                      1.74%                                   1.69%
                                                                              ====                                    ====
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

Net interest margin (net interest                                             1.97%                                   2.08%
                                                                              ====                                    ====
    income as a percentage of average
    interest-earning assets)
----------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 1999 and 1998, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 1999 and 1998 is presented as follows:

-----------------------------------------------------------------------------------------------------------------------------

 (In thousands)                                                                               1999 versus 1998

                                                                                         Increase (decrease) due to
                                                                               ----------------------------------------------
                                                                                Volume             Rate              Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                    $  140             $ 68             $  208
    Loans                                                                            364             (247)               117

    Cash equivalents                                                                  14              (17)                (3)

    FHLB stock                                                                         -               12                 12
                                                                               ---------         --------          ---------
    Total interest-earning assets                                                    518             (184)               334
                                                                               ---------         --------          ---------

 Interest expense:
    Deposits                                                                         111             (273)              (162)
    FHLB advances                                                                   (221)            (126)              (347)
    Reverse repurchases & other borrowings                                           870              (96)               774
    Trust preferred securities                                                         1                -                  1
                                                                               ---------         --------          ---------
    Total interest-bearing liabilities                                               761             (495)               266
                                                                               ---------         --------          ---------
 Net interest income                                                           $    (243)        $    311          $      68
                                                                               =========         ========          =========
-----------------------------------------------------------------------------------------------------------------------------

The table analyzing changes in interest income between the nine months ended September 30, 1999 and 1998 is presented as follows:

-----------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                               1999 versus 1998

                                                                                         Increase (decrease) due to
                                                                               ----------------------------------------------
                                                                                Volume             Rate              Total
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                 $     503         $   (606)         $   (103)
    Loans                                                                            997             (667)              330
    Cash equivalents                                                                  10              (24)              (14)
    FHLB stock                                                                         7               12                19
                                                                               ---------         --------          --------
    Total interest-earning assets                                                  1,517           (1,285)              232
                                                                               ---------         --------          --------
 Interest expense:
    Deposits                                                                         511             (646)             (135)
    FHLB advances                                                                   (660)            (572)           (1,232)
    Reverse repurchases & other borrowings                                         2,153             (188)            1,965

    Trust preferred securities                                                         1                4                 5
                                                                               ---------         --------          --------
    Total interest-bearing liabilities                                             2,005           (1,402)              603
                                                                               ---------         --------          --------
 Net interest income                                                           $    (488)        $    117          $   (371)
                                                                               =========         ========          ========
-----------------------------------------------------------------------------------------------------------------------------


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

As of September 30, 1999, the implementation of these asset and liability initiatives resulted in the following: (i) $182.8 million or 45.4% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $126.9 million or 45.0% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $83.2 million or 20.5% of the Company's portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $120.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $392.0 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $482.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $90.9 million or a negative 8.89% of total assets. At September 30, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 81.2%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September 30, 1999, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 2.9% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain minimum levels of liquidity to assure its ability to meet demands for customers' withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratio fluctuates depending primarily upon deposit flows but has been consistently maintained at levels in excess of the required percentage. At September 30, 1999, the Bank's liquidity ratio was 13.5%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 1999, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $16.4 million, unused lines of credit totaling $21.5 million and $19.4 million of undisbursed loans in process.

At September 30, 1999, certificates of deposit amounted to $253.5 million or 60.1% of the Company's total consolidated deposits, including $171.0 million which were scheduled to mature by September 30, 2000. At the same date, the total amount of FHLB advances which were scheduled to mature by September 30, 2000 was $96.1 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2000 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 1999, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.5%, 6.5% and 17.4%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to a variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement was to be effective for fiscal years beginning June 15, 1999. In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No.133", which delays the adoption of FASB Statement No. 133 until June 30, 2000.


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

The Company has developed a Year 2000 Action Plan ("Plan") within the FFIEC guidelines that addresses all systems, hardware and data processing applications provided by third-party vendors and internal programs. The Awareness and Assessment phases are completed. These two phases related to the understanding of the Y2K problem, the establishment of a Y2K Steering Committee to oversee the overall strategies and Plan, and identifying all hardware, software, networks, processing platforms, vendor interdependencies and budget needs that are affected by the Y2K date change. The Renovation phase entails assessing the need for hardware and software upgrades, system replacements, and other associated changes. The Company has completed the Renovation phase. The Validation and Implementation phases entail determining the Y2K status of the Company's mission-critical vendors through testing and certification. Testing has been completed on all vendors and indications at this time are that all of the Company's major vendors will be Year 2000 compliant. The Company has formulated and tested business resumption contingency plans for its major functions in the event the Company experiences system interruptions or failures due to Y2K problems that are beyond the Company's control.

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

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibit 11 - Statement re: computation of per share earnings

(b)    Exhibit 27 - Financial Data Schedule

(c) Form 8-K - The Company filed a Form 8-K dated July 23, 1999 to report that the Company and SHS Bancorp, Inc. entered into an Agreement and Plan of Reorganization (including an Agreement of Merger) which sets forth the terms and conditions under which SHS will merge with and into the Company. For additional information herein, see Note 8 to the Consolidated Financial Statements.

       The Company filed a Form 8-K dated September 21, 1999 to report a $0.09 per common share cash dividend payable October 25, 1999 to stockholders of record at the close of business on September 30, 1999.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  November 12, 1999           By:      /s/ Charlotte A. Zuschlag
                                   ---------------------------------------
                                   Charlotte A. Zuschlag
                                   President and Chief Executive Officer


Date:  November 12, 1999           By:      /s/ Charles P. Evanoski
                                   --------------------------------------
                                   Charles P. Evanoski
                                   Senior Vice President and
                                   Chief Financial Officer