Form 10-K405
period 1999-12-31
ESB FINANCIAL CORP
filed 2000-03-30
CIK 872835

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1999


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number 0-19345

                           ESB FINANCIAL CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                               25-1659846
  ------------------------------------  ----------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


    600 Lawrence Avenue, Ellwood City, PA                   16117
 -----------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

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

As of March 6, 2000, the aggregate value of the 5,003,778 shares of Common Stock of the Registrant outstanding on such date, which excludes 655,984 shares held by all directors and officers of the Registrant as a group, was approximately $60.3 million. This amount is based on the closing sales price of $12.06 per share of the Registrant's Common Stock on March 6, 2000.

Number of shares of Common Stock outstanding as of March 6, 2000: 5,659,762

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                                                     Where Incorporated
1.  Portions of the 1999 Annual Report to Stockholders.                                       Part II

2.  Portions of Proxy Statement for the April 18, 2000 Annual Meeting of Stockholders.        Part III

--------------------------------------------------------------------------------

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                    PART I
                                    ------
Item 1.    Business.........................................................   1

Item 2.    Properties.......................................................  26

Item 3.    Legal Proceedings................................................  27

Item 4.    Submission of Matters to a Vote of Security Holders..............  27

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters......................................  28

Item 6.    Selected Financial Data..........................................  28

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  28

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk......................................................  28

Item 8.    Financial Statements and Supplementary Data......................  28

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  28

                                   PART III
                                   --------

Item 10.    Directors and Executive Officers of the Registrant..............  29

Item 11.    Executive Compensation..........................................  29

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management..................................................  29

Item 13.    Certain Relationships and Related Transactions..................  29

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.....................................................  30

Signatures  ................................................................  31

                                    PART I
                                    ------

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

As of December 31, 1999, the Company had consolidated total assets of $1.03 billion and stockholders' equity of $49.9 million. For the year ended December 31, 1999, the Company realized consolidated net income and diluted net income per share of $5.8 million and $1.13, respectively.

ESB is a federally chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank which conducts business through 16 offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates a wholly-owned subsidiary, AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits. In addition, the Company utilizes borrowed funds, primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh and reverse repurchase agreements to fund the Company's investing activities. The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

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

Recent Developments
-------------------

On July 21, 1999, the Company entered into an Agreement and Plan of Reorganization with SHS Bancorp, Inc. ("SHS"), parent company of Spring Hill Savings Bank, F.S.B., pursuant to which SHS was to merge with and into the Company, with the Company as the surviving corporation. Under the terms of the agreement, each shareholder of SHS had the right to elect to receive either $17.80 in cash or 1.30 shares of the Company common stock for each share of SHS common stock owned. The total merger consideration was payable 60% in Company common stock and 40% in cash. The Company consummated the transaction on February 10, 2000.

At December 31, 1999, SHS had total consolidated assets of $90.9 million, total consolidated liabilities of $79.1 million, including total consolidated deposits of $67.0 million and consolidated stockholders' equity of $11.8 million.

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

Market Area
-----------

The Company's primary market area includes Allegheny, Butler, Beaver and Lawrence counties in western Pennsylvania. The Company's business is conducted through its corporate office located in Ellwood City, PA, and the Bank's 16 offices. Substantially all of the Bank's deposits are received from residents of their principal market area and most loans are secured by properties in western Pennsylvania.

Lending Activities
------------------

General. As of December 31, 1999, the Company's net loans receivable amounted to $393.9 million or 38.2% of the Company's total assets. Loans secured by real estate amounted to $347.1 million or 83.6% of total loans receivable. Consumer loans and commercial business loans amounted to $59.4 million or 14.3% and $8.9 million or 2.1%, respectively, of the Company's total loan portfolio.

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

The following table sets forth the composition of the Company's portfolio of loans receivable in dollar amounts and in percentages as of December 31:

------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)            1999                1998                1997                1996                1995
                                   -----------------   -----------------   -----------------   -----------------   -----------------
                                    Dollar              Dollar              Dollar              Dollar              Dollar
                                    Amount        %     Amount        %     Amount        %     Amount        %     Amount        %
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
 Residential - single family      $249,966    60.2%   $225,054    59.1%   $222,994    63.2%   $126,854    55.9%   $105,551    55.3%
 Residential - multi family         15,035     3.6%     11,206     2.9%      8,685     2.5%      3,516     1.5%      4,015     2.1%
 Commercial                         39,171     9.4%     32,300     8.5%     31,489     8.9%     20,473     9.0%     16,650     8.7%
 Construction                       42,935    10.4%     41,215    10.8%     29,710     8.4%     20,942     9.2%     13,495     7.1%
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
   Total real estate loans         347,107    83.6%    309,775    81.3%    292,878    83.0%    171,785    75.6%    139,711    73.2%

Other loans:
 Consumer loans                     59,351    14.3%     56,897    14.9%     51,718    13.6%     45,486    20.0%     41,322    21.6%
 Commercial business loans           8,884     2.1%     14,216     3.8%      8,359     2.4%      9,656     4.4%      9,950     5.2%
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
   Total other loans                68,235    16.4%     71,113    18.7%     60,077    17.0%     55,142    24.4%     51,272    26.8%
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
Total loans receivable             415,342   100.0%    380,888   100.0%    352,955   100.0%    226,927   100.0%    190,983   100.0%
                                             =====               =====               =====               =====               =====
Less:
 Allowance for loan losses           4,823               4,815               4,807               3,309               2,471
 Net deferred fees/discounts           858                 785                 723                 380                 467
 Loans in process                   15,732              15,008              10,668               6,373               4,167
                                  --------            --------            --------            --------            --------
Net loans receivable              $393,929            $360,280            $336,757            $216,865            $183,878
                                  ========            ========            ========            ========            ========
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of loans in the Company's portfolio at December 31, 1999. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

-------------------------------------------------------------------------------------------------------------
(In thousands)                      Due in one      Due from one    Due from five    Due after
                                   year or less    to five years     to ten years    ten years      Total
-------------------------------------------------------------------------------------------------------------
Real estate loans                  $   12,709      $   54,420        $   57,427     $  222,551    $  347,107
Consumer loans                         22,872          21,027            11,522          3,930        59,351
Commercial business loans               5,356           3,436                92              -         8,884
                                   ----------      ----------        ----------     ----------    ----------
                                   $   40,937      $   78,883        $   69,041     $  226,481    $  415,342
                                   ==========      ==========        ==========     ==========    ==========

-------------------------------------------------------------------------------------------------------------

The following table sets forth the dollar amount of the Company's fixed and adjustable rate loans due after one year as of December 31, 1999:

--------------------------------------------------------------------------------
(In thousands)                                            Fixed      Adjustable
                                                          rates         rates
--------------------------------------------------------------------------------

Real estate loans                                       $ 205,474     $ 128,924
Consumer loans                                             33,636         2,843
Commercial business loans                                   1,515         2,013
                                                        ---------     ---------
                                                        $ 240,625     $ 133,780
                                                        =========     =========
--------------------------------------------------------------------------------

Fixed and adjustable rate loans represented $258.3 million or 62.2% and $157.0 million or 37.8%, respectively, of the Company's total loan portfolio as of December 31, 1999.

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

Origination, Purchase and Sale of Loans. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes western Pennsylvania, through officers of the Company who evaluate applications received at all of the Company's locations. Such applications are primarily received through direct customer contact and through referrals by real estate agents, attorneys and builders. The Company also originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank's loan products to a variety of customers throughout western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated directly by the Company.

Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company's mortgage banking correspondent relationships. The processing, underwriting and approval of real estate and commercial business loans is performed primarily at the Company's Ellwood City and Wexford offices. The Company believes this centralized approach to evaluating such loan applications allows it to review, process and approve such applications more efficiently and effectively than would be afforded by a decentralized approach. The Company also believes that this approach enhances its ability to service and monitor these types of loans. The Company's mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to up to 1% of the loan amount. Underwriting of these loans is performed by the Company. Due to the average size of the consumer loans originated by the Company, processing, underwriting, approval and servicing of such loans is generally performed at the branch offices where such loans are originated.

In the past, funds generated by the Company's operations have exceeded the amount of loan demand experienced in its primary market area. On occasion, the Company has used these excess funds to purchase single-family, owner-occupied residential, whole loans or loan participations. These loans are secured by real estate properties located within the U.S. As of December 31, 1999, $8.0 million or 1.9% of the Company's total loans receivable consisted of whole loans, leases and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 1999 all of the Company's purchased loans were serviced by the sellers.

The Company's residential real estate loans are generally originated under terms, conditions and documentation requirements which permit their sale in the secondary market. The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, from time to time over the past several years, the Company has originated and sold 15 and 30-year fixed-rate residential loans, servicing released, as a means of satisfying the demand for such loans within the Company's primary market area when market interest rates on such loans did not meet the Company's prevailing asset/liability management and investment objectives. Any loan held in the available for sale portfolio, is subject to a takedown commitment from an investor.

The following table sets forth the Company's loan activity including, originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

--------------------------------------------------------------------------------------------------------------
(In thousands)                                                       1999             1998             1997
--------------------------------------------------------------------------------------------------------------
Net loans receivable at beginning of period                       $  360,280       $ 336,757        $ 216,865

  Loans associated with acquisition of Troy Hill                           -               -           90,037
  Originations:
     Single family residential real estate                            80,986          73,836           66,807
     Multi-family residential and commercial real estate              30,321          24,423            5,266
     Construction                                                      9,690          12,660           11,472
     Consumer                                                         27,463          31,627           24,528
     Commercial business                                               4,580          11,240            9,046
                                                                  ----------      ----------        ---------
                                                                     153,040         153,786          117,119

  Purchases                                                            3,503               -                -
  Repayments on loans                                               (112,754)       (118,792)         (82,973)
  Sales                                                               (9,642)        (11,266)          (3,726)
  Transfers to real estate acquired through foreclosure                 (333)            (53)            (201)
  Other changes                                                         (165)           (152)            (364)
                                                                  ----------      ----------        ---------
Net loans receivable at end of period                             $  393,929      $  360,280        $ 336,757
                                                                  ==========      ==========        =========
--------------------------------------------------------------------------------------------------------------

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

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority or the Officers' Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approved authority equal to the Federal Home Loan Mortgage Corporation's (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate, up to $100,000 for secured commercial business loans and up to $75,000 for unsecured commercial business loans and consumer loans. Other members of the Officers' Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committee which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending, Senior Vice President - Community Reinvestment Officer, Senior Vice President - Manager Commercial Real Estate Lending, Senior Vice President - Consumer Lending, Senior Vice President - Residential Lending Manager, Vice President - Loan Servicing Manager and Vice President - Commercial Lending is authorized to act on all loan applications up to an aggregate of $750,000.

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

Under federal law, loans-to-one-borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 1999, ESB was permitted to lend approximately $10.4 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $5.0 million. As of December 31, 1999, the Company had one lending relationship which exceeded the Bank's internal lending limit, but did not exceed the regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 1999, $250.0 million or 60.2% of the total loan portfolio consisted of single-family residential mortgage loans.

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

In addition to standard fixed rate mortgage loans, the Company offers adjustable-rate mortgage loans (ARMs) with 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five, seven and ten-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five, seven or ten years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company's seven and ten year products is capped at 6.0%. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2% higher than the initial note rate, which ever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of spec homes and owner-occupied single family dwellings in the Company's primary market area. As of December 31, 1999 the Company had $42.9 million or 10.4% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest-rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and presold residential dwellings and spec homes, with various contractors in the Company's primary market area. These loans do not have a permanent portion as they are short term loans repaid via the proceeds from the sale of the lots or spec homes constructed with the loan proceeds. These projects are typically financed under builder lines-of-credit. As of December 31, 1999, builder lines-of-credit were extended to 14 builders with $5.6 million outstanding under lines approved in the aggregate amount of $14.7 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 1999, the Company had $54.2 million, or 13.0% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 1999, the Company's consumer loan portfolio totaled $59.4 million or 14.3% of its total loan portfolio. Under federal law, the Company, through its subsidiary savings bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution's total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company's branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Company's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan.

As of December 31, 1999, the Company's largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms up to 15 years. As of December 31, 1999, $40.2 million or 67.7% of the Company's consumer loan portfolio was made up of home equity loans.

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

Commercial Business Lending. Commercial business loans and lines of credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. As of December 31, 1999, commercial business loans amounted to $8.9 million or 2.1% of the Company's total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 1999, the Company had $2.4 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 1999, the Company's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $4.4 million or 0.43% of the Company's total assets.

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

The Company's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Company classifies a problem asset as a loss, the asset is charged off.

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company's policy and applicable regulations. As of December 31, 1999, the Company's classified and criticized assets amounted to $10.9 million with $4.9 million classified as substandard, $1.6 million classified as doubtful, $223,000 classified as loss and $4.2 million identified as special mention.

The following table sets forth information regarding the Company's non-performing assets as of December 31:

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                     1999          1998         1997          1996          1995
-----------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   Real estate loans                            $   2,461     $  2,943      $  1,416       $   285       $   599
   Consumer and commercial business                 1,873        2,038         2,386         3,799           200
                                                ---------     --------      --------       -------       -------
Total non-accrual loans                             4,334        4,981         3,802         4,084           799
                                                ---------     --------      --------       -------       -------
   Total as a percentage of total assets             0.42%        0.51%         0.42%         0.58%         0.12%
                                                ---------     --------      --------       -------       -------
Real estate acquired through foreclosure               71           21           288            37            52
                                                ---------     --------      --------       -------       -------
   Total as a percentage of total assets             0.01%        0.00%         0.03%         0.01%         0.01%
                                                ---------     --------      --------       -------       -------
Total non-performing assets                     $   4,405     $  5,002      $  4,090       $ 4,121       $   851
                                                =========     ========      ========       =======       =======
Total non-performing assets
   as a percentage of total assets                   0.43%        0.51%         0.45%         0.59%         0.13%
                                                =========     ========      ========       =======       =======
-----------------------------------------------------------------------------------------------------------------

As of December 31, 1999, non-accrual consumer and commercial business loans included $1.6 million in non-performing Bennett Funding Group ("BFG") lease loans. The lease agreements were purchased by the Company and are secured by commercial equipment leases located in various parts of the country. On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the SEC and further reported on April 1, 1996, that BFG filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements. As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on non-accrual status and established a reserve of approximately $900,000 for potential losses related to such lease agreements. During the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain lease agreements and concerns with respect to the Company's security interest in the collateral securing certain of the lease agreements, the Company provided an additional $600,000 in loan loss reserves. In addition to the security interest in the leases a portion of these lease agreements were also insured against payment losses. Subsequent to the bankruptcy filing, a Bankruptcy Trustee was appointed by the U.S. Bankruptcy Court for the Northern District of New York to oversee the reorganization of BFG. As part of this reorganization process, the Trustee has challenged the claims of all involved banks with respect to their security interests. This challenge has been the subject of ongoing litigation.

On October 15, 1997, the U.S. Bankruptcy Court for the Northern District of New York ordered the Bankruptcy Trustee for BFG to pay over to the Company within 30 days thereof an aggregate of approximately $1.3 million, which represented principal payments, excluding interest accrued thereon and certain setoffs on ten of the thirteen lease agreements. Such payments reduced the outstanding balance of the lease agreements to approximately $2.3 million. The Bankruptcy Trustee filed and appeal to the Order of the Bankruptcy Court. However, in November 1997, the Company received a payment in the amount of $1.3 million from the Trustee and applied this payment to the outstanding principal balance of the leases. Additionally, the court further ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on such leases.

In June, 1999 the Company received approximately $245,000 in judgement of its claims against the insurance carrier. Together with the aforementioned receipt of monthly lease payments collected by the Trustee beginning in December, 1997, this further reduced the outstanding balance to approximately $1.6 million.

On November 16, 1999, the U.S. Bankruptcy Court for the Northern District of New York ordered the Bankruptcy Trustee for BFG to pay over to the Company an aggregate of approximately $605,000, which represents principal payments, excluding interest accrued thereon and certain setoffs on two of the thirteen lease agreements. Such payments together with the aforementioned receipt of monthly lease payments collected by the Trustee, reduced the outstanding balance of the lease agreements to approximately $1.0 million. The court also ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on these two lease agreements. The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court. However, in January 2000, the Company received a payment in the amount of $605,000 from the Trustee and applied this payment to the outstanding principal balance of the leases. Also see BFG discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on page 12 and 14 of the Company's 1999 Annual Report to Stockholders attached hereto as Exhibit 13.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Company analyzes its loan portfolio each month to determine the appropriateness of its allowance for losses. Management believes that the Company's allowance for losses as of December 31, 1999 of $4.8 million is appropriate to cover embedded losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                             1999          1998         1997          1996         1995
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                            $  4,815     $  4,807      $  3,309     $  2,471      $  2,475

   Allowance for loan losses of acquired companies               -            -           866            -             -

   Provision for loan losses                                    54            5           799          873            13

   Charge-offs:
     Real estate loans                                          (1)           -          (120)          (3)          (25)
     Consumer and commercial business loans                    (54)         (18)         (125)         (49)          (22)
                                                          ---------    ----------    --------     --------      --------
                                                               (55)         (18)         (245)         (52)          (47)

   Recoveries                                                    9           21            78           17            30
                                                          --------     --------      --------     --------      --------
Balance at end of period                                  $  4,823     $  4,815      $  4,807     $  3,309      $  2,471
                                                          ========     ========      ========     ========      ========
Ratio of net charge-offs to average loans outstanding         0.01%         N/A          0.05%        0.02%         0.01%
                                                          ========     ========      ========     ========      ========
Ratio of allowance to total loans at end of period            1.16%        1.26%         1.36%        1.46%         1.29%
                                                          ========     ========      ========     ========      ========

Balance at end of period applicable to:
   Real estate loans                                      $  2,370     $  2,147      $  2,283     $  1,733      $  1,803
   Consumer and commercial business loans                    2,453        2,668         2,524        1,576           668
                                                          --------     --------      --------     --------      --------
Balance at end of period                                  $  4,823     $  4,815      $  4,807     $  3,309      $  2,471
                                                          ========     ========      ========     ========      ========
-------------------------------------------------------------------------------------------------------------------------

Interest-Earning Deposits
-------------------------

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. Such funds also satisfy, in part, the OTS liquidity requirement. The accounts earn interest daily at a rate, which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-bearing deposits at the FHLB of Pittsburgh totaled $4.7 million as of December 31, 1999.

Investment Activities
---------------------

General. The Company's investment activities involve investment in numerous types of investment securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and savings institutions, commercial paper, corporate debt securities, tax-exempt obligations (including primarily municipal obligations of state and local governments), mutual funds and federal funds.

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

On June 30, 1999, the Company reclassified its held to maturity portfolio to the available for sale portfolio. See also "Notes to Consolidated Financial Statements" section on page 27 of the Company's 1999 Annual Report to Stockholders attached hereto as Exhibit 13.

The following table summarizes the Company's investment securities as of:

--------------------------------------------------------------------------------------------------
(In thousands)                                  Amortized    Unrealized    Unrealized     Fair
                                                   cost         gains        losses       value
--------------------------------------------------------------------------------------------------
Available for sale:
------------------
  December 31, 1999:
     Trust Preferred securities                 $   3,274     $     -      $   (443)    $   2,831
     U.S. Government securities                    22,980           -          (641)       22,339
     Municipal securities                          89,597         741        (4,871)       85,467
     Equity securities                              2,682          75          (450)        2,307
     Corporate Bonds                               52,664           -        (1,351)       51,313
                                                ---------     -------      --------     ---------
                                                $ 171,197     $   816      $ (7,756)    $ 164,257
                                                =========     =======      ========     =========
  December 31, 1998:
     Trust Preferred securities                 $   3,275     $    54      $    (29)    $   3,300
     Municipal securities                          99,035       2,258          (195)      101,098
     Equity securities                              2,101         348          (157)        2,292
     Corporate Bonds                               52,649           -        (2,329)       50,320
                                                ---------     -------      --------     ---------
                                                $ 157,060     $ 2,660      $ (2,710)    $ 157,010
                                                =========     =======      ========     =========
Held to maturity:
----------------
  December 31, 1998:
     U.S. Government securities                 $   4,986     $    41      $      -     $   5,027
     Municipal securities                           7,994         210             -         8,204
                                                ---------     -------      --------     ---------
                                                $  12,980     $   251      $      -     $  13,231
                                                =========     =======      ========     =========
--------------------------------------------------------------------------------------------------

The following table summarizes the Company's mortgage-backed securities as of:

--------------------------------------------------------------------------------------------------------------
(In thousands)                                              Amortized      Unrealized    Unrealized     Fair
                                                               cost          gains         losses       value
--------------------------------------------------------------------------------------------------------------
Available for sale:
------------------
  December 31, 1999:

     GNMA                                                   $ 226,075       $   253       $ (7,840)   $ 218,488
     FNMA                                                      50,283           159           (659)      49,783
     FHLMC                                                     36,326            81           (559)      35,848
     Collateralized mortgage obligations                       95,165           173         (2,589)      92,749
                                                            ---------       -------       --------    ---------
                                                            $ 407,849       $   666       $(11,647)   $ 396,868
                                                            =========       =======       ========    =========
  December 31, 1998:
     GNMA                                                   $ 164,392       $   461       $   (479)   $ 164,374
     FNMA                                                      41,923           334            (65)      42,192
     FHLMC                                                     35,147           491            (96)      35,542
     Collateralized mortgage obligations                       82,015           351           (250)      82,116
                                                            ---------       -------       --------    ---------
                                                            $ 323,477       $ 1,637       $   (890)   $ 324,224
                                                            =========       =======       ========    =========
Held to maturity:
----------------
  December 31, 1998:

     FNMA                                                   $  36,282       $    61       $   (125)   $  36,218
     FHLMC                                                     14,553            44            (13)      14,584
                                                            ---------       -------       --------    ---------
                                                            $  50,835       $   105       $   (138)   $  50,802
                                                            =========       =======       ========    =========
--------------------------------------------------------------------------------------------------------------

The following table sets forth the activity in the Company's mortgage-backed securities for the years ended December 31:

-------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                            1999           1998          1997
-------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at the beginning of period                  $ 375,059     $ 434,016     $ 337,560

  Mortgage-backed securities acquired in connection with
     acquisition of Troy Hill                                                  -             -         2,335
  Purchases                                                              183,313       161,573       200,311
  Sales                                                                  (55,084)      (83,123)      (35,269)
  Repayments                                                             (93,432)     (134,693)      (71,042)
  Net premium amortization                                                (1,261)       (1,994)         (922)
  Change in unrealized gain (loss) on mortgage-backed
     securities available for sale                                       (11,711)         (720)        1,043
                                                                       ---------     ---------     ---------
Mortgage-backed securities at the end of period                        $ 396,884     $ 375,059     $ 434,016
                                                                       =========     =========     =========

Weighted average yield at the end of the period                             6.72%         6.23%         6.84%
                                                                       =========     =========     =========
-------------------------------------------------------------------------------------------------------------

The following table shows the contractual maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 1999, excluding equity securities which have no maturity dates.

--------------------------------------------------------------------
(In thousands)                              Available for sale
                                       -----------------------------
                                         Amortized           Fair
                                           cost              value
--------------------------------------------------------------------
Due in one year or less                  $  18,113        $  18,177
Due from one year to five years             22,425           22,805
Due from five to ten years                  47,609           46,374
Due after ten years                        488,217          471,462
                                         ---------        ---------
                                         $ 576,364        $ 558,818
                                         =========        =========
--------------------------------------------------------------------

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

The following table sets forth the distribution of the Company's deposits by type as of December 31:

-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                         1999                        1998                        1997
                                            ---------------------       ---------------------       ---------------------
                                              Amount         %            Amount         %            Amount         %
-------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                  $   8,094       1.9%        $   6,002       1.4%        $   4,675       1.2%
Interest-bearing demand deposits                166,448      38.5%          156,994      37.1%          150,994      37.8%
Time deposits                                   257,241      59.6%          260,055      61.5%          243,899      61.0%
                                              ---------     -----         ---------     -----         ---------     -----
                                              $ 431,783     100.0%        $ 423,051     100.0%        $ 399,568     100.0%
                                              =========     =====         =========     =====         =========     =====
-------------------------------------------------------------------------------------------------------------------------

The Company had a total of $62.0 million, $51.9 million and $43.3 million in deposits of $100,000 or more as of December 31, 1999, 1998 and 1997, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 1999 which mature in the periods presented:

--------------------------------------------------------------------------------------------------------------------------
(In thousands)                           1 to 12        More than 1       More than 2         After 3
        Range of Rates                   months          to 2 years        to 3 years          years             Total
--------------------------------------------------------------------------------------------------------------------------
      2.50%  to  4.49%                 $   37,260        $   3,920          $     13         $       -        $   41,193
      4.50%  to  6.49%                    135,226           36,461            15,186            19,837           206,710
      6.50%  to  8.49%                      6,458              328                14             2,538             9,338
                                       ----------        ---------          --------         ---------        ----------
                                       $  178,944        $  40,709          $ 15,213         $  22,375        $  257,241
                                       ==========        =========          ========         =========        ==========
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31:


------------------------------------------------------------------------------
(In thousands)
        Range of Rates                  1999           1998            1997
------------------------------------------------------------------------------
    2.50%  to    4.49%                $  41,193      $  41,664       $  11,376
    4.50%  to    6.49%                  206,710        206,871         211,695
    6.50%  to    8.49%                    9,338         10,321          18,658
    8.50%  to   10.49%                        -          1,194           2,067
   10.50%  to   12.49%                        -              5             103
                                      ---------      ---------       ---------
                                      $ 257,241      $ 260,055       $ 243,899
                                      =========      =========       =========
------------------------------------------------------------------------------

As of December 31, 1999, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

--------------------------------------------------------------------------------
(In thousands)                                                            Amount
--------------------------------------------------------------------------------
Three months or less                                                    $  2,770
More than three through six months                                         3,331
More than six through twelve months                                        1,238
More than twelve months                                                    2,642
                                                                        --------
                                                                        $  9,981
                                                                        ========
--------------------------------------------------------------------------------

The following table sets forth the net deposit flows during the year ended December 31:

---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      1999           1998            1997
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) before interest credited and acquisition                      $ (8,706)       $  5,683       $ (3,829)
Deposits assumed in connection with acquisition of Troy Hill                             -               -          53,783
Interest credited                                                                   17,438          17,800          16,725
                                                                                  --------        --------       ---------
Net deposit increase                                                              $  8,732        $ 23,483       $  66,679
                                                                                  ========        ========       =========
---------------------------------------------------------------------------------------------------------------------------

Borrowings. While deposits are the preferred source of funds for the Company's lending and investment activities and general business purposes, the Company, also borrows funds from the FHLB of Pittsburgh and through reverse repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company's stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 1999 the Company had outstanding advances with the FHLB of $317.5 million. See also "Regulation - Regulation of the Bank - Federal Home Loan Bank System".

The Company has entered into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements were delivered to independent third party brokerage firms who arranged the transaction.

The following table sets forth the Company's borrowing as of December 31:

---------------------------------------------------------------------------------------------------
(In thousands)                                               1999            1998           1997
---------------------------------------------------------------------------------------------------
FHLB advances                                              $ 317,467      $ 305,965      $ 355,051

Reverse repurchase agreements                                201,920        150,360         55,800

Treasury tax and loan note payable                               169             30            173
                                                           ---------      ---------      ---------
                                                           $ 519,556      $ 456,355      $ 411,024
                                                           =========      =========      =========
---------------------------------------------------------------------------------------------------

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                           1999              1998               1997
---------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding for the year                            $ 158,817         $ 109,956          $ 161,421
  Maximum amount outstanding at any month end
     during the year                                                    200,595           121,473            183,335
  Balance outstanding at year end                                       179,044            98,600            150,439
  Weighted average interest rate during the year                           6.08%             5.98%              6.02%
  Weighted average interest rate at year end                               6.17%             5.99%              5.91%

Reverse repurchase agreements:
  Average balance outstanding for the year                            $  58,343         $  56,950          $  17,943
  Maximum amount outstanding at any month end
     during the year                                                     65,880            77,960             55,800
  Balance outstanding at year end                                        65,880            77,960             55,800
  Weighted average interest rate during the year                           5.29%             5.48%              5.82%
  Weighted average interest rate at year end                               5.64%             5.39%              5.87%

Treasury tax and loan note:
  Average balance outstanding for the year                            $     124         $     112          $     116
  Maximum amount outstanding at any month end
     during the year                                                        169               169                167
  Balance outstanding at year end                                           169                30                167
  Weighted average interest rate during the year                           4.89%             5.33%              5.39%
  Weighted average interest rate at year end                               5.20%             4.63%              5.42%

Total short term borrowings:

  Average balance outstanding for the year                            $ 217,284         $ 167,018          $ 179,480
  Maximum amount outstanding at any month end
     during the year                                                    266,644           199,602            239,302
  Balance outstanding at year end                                       245,093           176,590            206,406
  Weighted average interest rate during the year                           5.87%             5.81%              6.00%
  Weighted average interest rate at year end                               6.03%             5.72%              5.90%
---------------------------------------------------------------------------------------------------------------------

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

At December 31, 1999, ESB was authorized under the current regulations to have a maximum investment of $19.9 million in service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, ESB had a $671,000 investment in AMSCO, Inc. (AMSCO), its wholly owned service corporation.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. As of December 31, 1999 AMSCO had total assets, consisting primarily of investments in three joint ventures, of $2.2 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service, branch office located in Wexford, Allegheny County, a quarter mile north of the former branch location. The office space is leased from ESB Bank Building Associates. As of December 31, 1999, AMSCO had a $515,000 investment in ESB Bank Building Associates.

The second joint venture, McCormick Place, consists of a 40% interest in a partnership with two local developers. McCormick Place purchased approximately 9 acres of undeveloped land in Moon Township, Allegheny County, PA in April 1998 and developed the land into a 12 lot subdivision for the purpose of selling the lots for single family residential construction. ESB is providing financing for the project. As of December 31, 1999, 3 of the 12 lots remain unsold. On that date, AMSCO had a $25,000 investment in McCormick Place.

The third joint venture, Madison Woods, consists of a 40% interest in a partnership with the same two local developers involved in McCormick Place. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA beginning in October 1998 and developed the land into a 56 lot subdivision for the purpose of selling the lots for single family residential construction. ESB is providing financing for the project. As of December 31, 1999, 54 of the 56 lots remain unsold. On that date, AMSCO had a $80,000 investment in Madison Woods.

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

REGULATION

Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Regulation-Regulation of the Company-Financial Modernization."

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controls only one subsidiary savings association on or before May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the saving association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation - Regulation of the Bank - Qualified Thrift Lender Test".

When a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a savings and loan holding company controlling only one institution. They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of the Bank--Restrictions on Capital Distributions."

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Section 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Bank was in compliance with the above restrictions.

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

Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation (FICO). From 1997 through 1999, SAIF members paid 6.5 basis points to fund the FICO, while BIF member institutions paid approximately 1.3 basis points. The Company's insurance premiums, which had amounted to 23 basis points, were thus reduced to
6.5 basis points effective January 1, 1997.

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

Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The OTS designates as liquid assets certain mortgage-related securities with less than one year to maturity. Monetary penalties may be imposed for failure to meet liquidity requirements. As of December 31, 1999, ESB's liquidity ratio was in compliance with regulatory requirements at 18.1%. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations. The Company has consistently maintained liquidity levels in excess of the minimum requirements.

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

In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1 to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt

Corrective Action"). The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

As of December 31, 1999, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.5%, 6.5% and 16.9%, respectively.

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

Prompt Corrective Action. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 1999, ESB was in the "well capitalized" category.

Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments
(QTIs). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1999, the amount of the Bank's assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. ESB as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. As of December 31, 1999, ESB had an $18.4 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. As of December 31, 1999, the Company had $317.5 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1999, dividends paid by the FHLB of Pittsburgh to the Company totaled $1.2 million.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 1999, the Bank was in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank's bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank's base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 1998 (the most recent date for which a tax return has been filed) include approximately $13.9 million representing such bad debt deductions for which no deferred income taxes have been provided.

Distributions. If the Bank distributes cash or property to its sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the distribution exceeds the Bank's accumulated earnings and profit subsequent to December 31, 1951 or (b) the distribution is a "non-dividend distribution". A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits of the Bank. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 1999, the Company has a minimum tax credit carry forward of $647,000.

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

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (MITA), which imposes a tax at a rate of 11.5% of a qualified thrift savings institution's net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts qualified savings institutions from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Interest earned on U.S. and Commonwealth of Pennsylvania government obligations are exempt from MITA income tax.

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 1996, 1997 and 1998 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel
---------

As of December 31, 1999, the Company had 134 full-time and 51 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Item 2.  Properties
-------------------

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 1999:

PROP

---------------------------------------------------------------------------------------------------------------------------
                                                                 Owned           Lease         Net Book         Percent
                                                                  or          Expiration       Value or        of Total
Location                                                        Leased           Date          Annual Rent     Deposits
---------------------------------------------------------------------------------------------------------------------------
Corporate Headquarters and ESB Main Office:
------------------------------------------

   Ellwood City Office                                           Owned            --            $  973,000           24.1%
   600 - 612 Lawrence Avenue, Ellwood City, PA   16117

ESB Branch Offices:
------------------

   Aliquippa Office                                              Owned            --            $  116,000           10.0%
   2301 Sheffield Road, Aliquippa, PA   15001

   Ambridge Office                                               Owned            --            $   86,000           13.0%
   506 Merchant Street, Ambridge, PA   15003

   Center Township Office                                        Owned            --            $  173,000            2.7%
   1207 Brodhead Road, Monaca, PA   15061

   Coraopolis Office                                             Owned            --            $   63,000            3.1%
   900 Fifth Avenue, Coraopolis, PA   15108

   Fox Chapel Office                                             Owned            --            $  266,000            8.9%
   1060 Freeport Road, Pittsburgh, PA   15238

   Franklin Township Office                                      Owned            --            $  571,000            6.1%
   Mercer Road and Mecklem Lane, Ellwood City, PA   16117

   Springdale Office                                             Owned            --            $  285,000            0.0%
   849 Pittsburgh Street,  Springdale, PA  15144

   New Castle Office                                            Leased         04/30/04         $   44,000           13.0%
   Route 65, New Castle, PA   16101

   Troy Hill Office                                              Owned            --            $  439,000           11.1%
   1706 Lowrie Street, Pittsburgh, PA   15212

   Wexford Office                                               Leased         01/18/04           $      1            2.6%
   101 Wexford Bayne Road, Wexford, PA   15090

   Zelienople Office                                            Leased         11/30/07         $   15,600            5.4%
   Route 19, Zelienople, PA   16063

Other Properties:
----------------

   Drive-through Facility                                        Owned            --            $   58,000              NA
   618 Beaver Avenue, Ellwood City, PA   16117

   Parking Lot                                                   Owned            --            $   22,000              NA
   611 Lawrence Avenue, Ellwood City, PA   16117

   Findlay Township Property                                     Owned            --            $   54,000              NA
   Route 30, Clinton, PA   15026

   Wexford Property                                              Owned            --           $ 1,349,000              NA
   101 Wexford Bayne Road, Wexford, PA   15090
---------------------------------------------------------------------------------------------------------------------------

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

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" on pages 51 and 52 of the Company's 1999 Annual Report to Stockholders attached hereto as Exhibit 13 (1999 Annual Report).

Item 6.  Selected Financial Data
--------------------------------

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" on page 4 of the Company's 1999 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 20 of the Company's 1999 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" on pages 15 to 18 of the Company's 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The information required herein is incorporated by reference from pages 21 to 50 of the Company's 1999 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Election of Directors" on pages 6 to 11 of the definitive proxy statement of the Company (Proxy Statement).

Item 11.  Executive Compensation
--------------------------------

The information required herein is incorporated by reference from the section captioned "Executive Compensation" on pages 11 to 19 of the Company's Proxy Statement.

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

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

          Accountants' Report

          Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

     (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

               No.       Exhibits
               ---       --------

               3 (a)     Amended and Restated Articles of Incorporation (1)
               3 (b)     Bylaws(1)
               4         Specimen Common Stock Certificate (2)
               10(a)     Stock Option Plan (2) (6)
               10(b)     Employee Stock Ownership Plan (2) (6)
               10(c)     Management Development and Recognition Plan and Trust
                         Agreement (2) (6)
               10(d)     Employment Agreement with Charlotte A. Zuschlag (2) (6)
               10(e)     1992 Stock Incentive Plan (3) (6)
               10(f)     1997 Stock Option Plan (4) (6)
               10(g)     Change of Control Agreement among the Company, ESB and
                         Charles P. Evanoski (Representative of similar
                         agreements entered into with Frank D. Martz, Todd F.
                         Palkovich and Robert C. Hilliard) (5) (6)
               10(h)     Employment Agreement between the Company and Charlotte
                         A. Zuschlag (6)
               10(i)     Employment Agreement between the Bank and Charlotte A.
                         Zuschlag (6)
               11        Statement RE Computation of Per Share Earnings
               13        1999 Annual Report to Stockholders
               22        Subsidiaries of the Registrant - Reference is made to
                         Item 1. "Business - Subsidiaries" for the required
                         information.
               23        Consent of KPMG LLP
               27        Financial Data Schedule


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

                    (5) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1999.

                    (6) Management contract or compensatory plan or arrangement.

               (b) The Company filed a Form 8-K dated December 21, 1999, to report the declaration of a cash dividend of $0.09 per common share payable on January 25, 2000 to stockholders of record at the close of business on December 31, 1999.

               (c)  See (a)(3) above for all exhibits filed herewith and the exhibit index

               (d) There are no other financial statements and financial statement schedules which were excluded from the 1999 Annual Report which are required to be included herein.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ESB FINANCIAL CORPORATION

Date: March 30, 2000                     By: /s/ Charlotte A. Zuschlag
                                            --------------------------
                                            Charlotte A. Zuschlag
                                            President and Chief Executive
                                            Officer (Duly Authorized
                                            Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Charlotte A. Zuschlag                         Date: March 30, 2000
     ----------------------------
     Charlotte A. Zuschlag
     President and Chief Executive
     Officer, Director (Principal
     Executive Officer)

By:  /s/ Charles P. Evanoski                           Date: March 30, 2000
     ----------------------------
     Charles P. Evanoski
     Group Senior Vice President
     and Chief Financial Officer
     (Principal Financial and
     Accounting Officer)

By:  /s/ William B. Salsgiver                          Date: March 30, 2000
     ----------------------------
     William B. Salsgiver
     Chairman of the Board of
     Directors

By:  /s/  Herbert S. Skuba                             Date: March 30, 2000
     ----------------------------
     Herbert S. Skuba
     Vice Chairman of the Board of
     Directors

By:  /s/ George William Blank, Jr.                     Date: March 30, 2000
     ----------------------------
     George William Blank, Jr.
     Director

By:  /s/ Charles Delman                                Date: March 30, 2000
     ----------------------------
     Charles Delman
     Director

By:  /s/ Lloyd L. Kildoo                               Date: March 30, 2000
     ----------------------------
     Lloyd L. Kildoo
     Director

By:  /s/ Edmund C. Smith                               Date: March 30, 2000
     ----------------------------
     Edmund C. Smith
     Director

By:  /s/ Edwin A. Thaner                               Date: March 30, 2000
     ----------------------------
     Edwin A. Thaner
     Director