Form 10-Q
period 2000-03-31
ESB FINANCIAL CORP
filed 2000-05-12
CIK 872835

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                      For Quarter Ended:  March 31, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X   Yes  ______  No
                                    -----


      Number of shares of common stock outstanding as of  April 28, 2000:

  Common Stock, $0.01 par value                                5,550,915 shares
  -----------------------------                                ----------------
             (Class)                                             (Outstanding)


================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 2000 (Unaudited) and December 31, 1999.......      1

           Consolidated Statements of Operations for the three
           months ended March 31, 2000 and 1999 (Unaudited).............      2

           Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended March 31, 2000 (Unaudited)........      3

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2000 and 1999 (Unaudited).............      4

           Notes to Consolidated Financial Statements...................      6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.............     10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...     18


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings............................................     19

Item 2.    Changes in Securities........................................     19

Item 3.    Defaults Upon Senior Securities..............................     19

Item 4.    Submission of Matters to a Vote of Security Holders..........     19

Item 5.    Other Information............................................     19

Item 6.    Exhibits and Reports on Form 8-K.............................     19

           Signatures...................................................     20

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
------------------------------

                  ESB Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
            As of March 31, 2000 (Unaudited) and December 31, 1999
                         (Dollar amounts in thousands)

                                                                                   March 31,           December 31,
                                                                                     2000                  1999
                                                                                  (Unaudited)
                                                                                ---------------      ---------------
                                 Assets
                                 ------
Cash on hand and in banks                                                       $         3,498      $         6,712
Interest-earning deposits                                                                 9,769                5,780
Federal funds sold                                                                        2,630                  269
Securities available for sale; amortized cost of $603,579 and $579,046                  589,393              561,125
Loans receivable, net of allowance for loan losses of $4,915 and $4,823                 471,589              393,929
Accrued interest receivable                                                               7,304                6,871
Federal Home Loan Bank (FHLB) stock                                                      19,308               18,435
Premises and equipment, net                                                               7,742                6,880
Real estate acquired through foreclosure, net                                                90                   71
Prepaid expenses and other assets                                                        17,287               16,589
Bank owned life insurance                                                                15,986               15,784
                                                                                ---------------      ---------------

           Total assets                                                         $     1,144,596      $     1,032,445
                                                                                ===============      ===============

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Liabilities:
     Deposits                                                                   $       498,300      $       431,783
     Borrowed funds                                                                     315,643              317,636
     Reverse repurchase agreements                                                      235,469              201,920
     Guaranteed preferred beneficial interest in subordinated debt, net                  24,082               24,071
     Advance payments by borrowers for taxes and insurance                                4,456                3,339
     Accrued expenses and other liabilities                                               6,982                3,814
                                                                                ---------------      ---------------

        Total liabilities                                                             1,084,932              982,563
                                                                                ---------------      ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued                                                                           -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized; 6,936,317 and
        6,337,755 shares issued; 5,541,814 and 5,102,655 shares outstanding                  69                   63
     Additional paid-in capital                                                          67,750               59,686
     Treasury stock, at cost; 1,394,503 and 1,235,100 shares                            (20,667)             (19,214)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                (3,810)              (3,076)
     Unvested shares held by Management Recognition Plan (MRP)                             (237)                (237)
     Retained earnings, substantially restricted                                         25,922               24,488
     Accumulated other comprehensive loss, net                                           (9,363)             (11,828)
                                                                                ---------------      ---------------

        Total stockholders' equity                                                       59,664               49,882
                                                                                ---------------      ---------------

           Total liabilities and stockholders' equity                           $     1,144,596      $     1,032,445
                                                                                ===============      ===============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
        For the three months ended March 31, 2000 and 1999 (Unaudited)
               (Dollar amounts in thousands, except share data)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ------------------------
                                                                              2000            1999
                                                                            --------        --------
Interest income:
     Loans receivable                                                       $  8,395        $  6,955
     Securities available for sale                                             9,590           7,272
     Securities held to maturity                                                   -             846
     FHLB stock                                                                  318             296
     Deposits with banks and federal funds sold                                   84              62
                                                                            --------        --------
        Total interest income                                                 18,387          15,431
                                                                            --------        --------

Interest expense:
     Deposits                                                                  4,976           4,397
     Borrowed funds and reverse repurchase agreements                          8,122           6,662
     Guaranteed preferred beneficial interest in subordinated debt               557             557
                                                                            --------        --------
        Total interest expense                                                13,655          11,616
                                                                            --------        --------

Net interest income                                                            4,732           3,815
     (Recovery of) provision for loan losses                                    (452)              3
                                                                            --------        --------

Net interest income after (recovery of) provision for loan losses              5,184           3,812
                                                                            --------        --------

Noninterest income:
     Fees and service charges                                                    334             330
     Net realized gain on sales of securities available for sale                   4             215
     Increase of cash surrender value of bank owned life insurance               202             176
     Other                                                                       125              16
                                                                            --------        --------
        Total noninterest income                                                 665             737
                                                                            --------        --------

Noninterest expense:
     Compensation and employee benefits                                        1,950           1,620
     Premises and equipment                                                      452             363
     Federal deposit insurance premiums                                           26              69
     Data processing                                                             162             112
     Other                                                                       758             808
                                                                            --------        --------
        Total noninterest expense                                              3,348           2,972
                                                                            --------        --------

Income before provision for income taxes                                       2,501           1,577
     Provision for income taxes                                                  578             222
                                                                            --------        --------

Net income                                                                  $  1,923        $  1,355
                                                                            ========        ========

Net income per share:
        Basic                                                               $   0.37        $   0.27
        Diluted                                                             $   0.37        $   0.26

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
             For the three months ended March 31, 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                        Accumulated
                                                                                                           other
                                                Additional              Unearned  Unvested             comprehensive      Total
                                        Common   paid-in    Treasury      ESOP      MRP     Retained    income (loss)  stockholders'
                                        stock    capital      stock      shares    shares   earnings    net of tax        equity
                                        ------   --------   ---------   --------   ------   --------   -------------   ------------
Balance at December 31, 1999            $   63   $ 59,686   $ (19,214)  $ (3,076)  $ (237)  $ 24,488     $   (11,828)  $     49,882

Comprehensive results:
   Net income                                -          -           -          -        -      1,923               -          1,923
   Other comprehensive results, net          -          -           -          -        -          -           2,530          2,530
   Reclassification adjustment               -          -           -          -        -          -             (65)           (65)
                                        ------   --------   ---------   --------   ------   --------     -----------   ------------

Total comprehensive results                  -          -           -          -        -      1,923           2,465          4,388

Common stock issued as a result
   of the acquisition of SHS
   Bancorp, Inc. (SHS)                       6      8,065           -       (888)       -          -               -          7,183
Cash dividends at $0.09 per share            -          -           -          -        -       (452)              -           (452)
Purchase of treasury stock, at
   cost (127,303 shares)                     -          -      (1,523)         -        -          -               -         (1,523)
Reissuance of treasury stock
   for stock options exercised               -          -          70          -        -        (37)              -             33
Principal payments on ESOP debt              -         (1)          -        154        -          -               -            153
                                        ------   --------   ---------   --------   ------   --------     -----------   ------------

Balance at March 31, 2000               $   69   $ 67,750   $ (20,667)  $ (3,810)  $ (237)  $ 25,922     $    (9,363)  $     59,664
                                        ======   ========   =========   ========   ======   ========     ===========   ============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
        For the three months ended March 31, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                 2000            1999
                                                                               --------        --------
Operating activities:
    Net income                                                                 $  1,923        $  1,355
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization for premises and equipment                    175             140
        (Recovery of) provision for losses                                         (451)              7
        Amortization of premiums and accretion of discounts                          16             558
        Origination of loans available for sale                                    (297)         (5,585)
        Proceeds from sale of loans available for sale                              302           4,918
        Net gain on sale of securities available for sale                            (4)           (215)
        Amortization of intangible assets                                           174             150
        Compensation expense on ESOP                                                153             116
        Increase in accrued interest receivable                                     131             383
        Decrease (increase) in prepaid expenses and other assets                    961            (546)
        Increase in accrued expenses and other liabilities                        2,032             699
        Other                                                                      (441)              6
                                                                               --------        --------
        Net cash provided by operating activities                                 4,674           1,986
                                                                               --------        --------

Investing activities:
    Loan originations and purchases                                             (35,622)        (28,296)
    Purchases of securities available for sale                                  (48,673)        (64,754)
    Purchases of FHLB stock                                                        (246)              -
    Additions to premises and equipment                                            (116)           (504)
    Principal repayments of loans receivable                                     19,197          29,299
    Principal repayments of securities available for sale                        16,352          30,929
    Principal repayments of securities held to maturity                               -           5,443
    Proceeds from the sale of securities available for sale                      31,076          21,611
    Proceeds from sale of REO                                                         -              15
    Payment for purchase of SHS, net of cash acquired                            (3,082)              -
                                                                               --------        --------
        Net cash used in investing activities                                   (21,114)         (6,257)
                                                                               --------        --------

Financing activities:
    Net decrease in deposits                                                       (915)            (35)
    Proceeds from long-term borrowings                                           51,600          10,000
    Repayments of long-term borrowings                                          (75,617)        (22,970)
    Net increase in short-term borrowings                                        46,459          18,401
    Proceeds received from exercise of stock options                                 33             105
    Dividends paid                                                                 (461)           (474)
    Payments to acquire treasury stock                                           (1,523)           (646)
    Stock purchased by ESOP                                                           -             (39)
                                                                               --------        --------
        Net cash provided by financing activities                                19,576           4,342
                                                                               --------        --------

Net increase in cash equivalents                                                  3,136              71
Cash equivalents at beginning of period                                          12,761          10,303
                                                                               --------        --------
Cash equivalents at end of period                                              $ 15,897        $ 10,374
                                                                               ========        ========

Continued.

                  ESB Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows, (Continued) For the three months ended March 31, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                 2000            1999
                                                                               --------        --------
Supplemental information:

    Interest paid                                                              $ 14,830        $ 11,593
    Income taxes paid                                                               385              90
    Non-cash transactions:
        Transfers from loans receivable to real estate acquired
           through foreclosure                                                       19               -
        Dividends declared but not paid                                             505             473

    Supplemental schedule of non-cash investing and financing activities:

    The Company purchased all of the common stock of SHSBC for $14.5 million. In conjunction with the acquisition, the assets
        acquired and liabilities assumed were as follows:
           Fair value of assets acquired                                       $ 91,550               -
           Stock and stock options issued for the purchase of SHSBC
              common stock                                                       (8,071)              -
           Cash paid for SHSBC common stock                                      (6,448)              -
           Liabilities assumed                                                  (79,116)              -
                                                                               --------        --------
              Excess liabilities assumed over assets acquired                  $ (2,085)              -
                                                                               --------        --------

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

     ESB Financial Corporation (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings banks, ESB Bank, F.S.B. ("ESB Bank") and Spring Hill Savings Bank, F.S.B. ("Spring Hill") (collectively the "Banks"), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc. and AMSCO, Inc.

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999, as contained in the 1999 Annual Report to Stockholders.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current year's reporting format.

2.   Subsequent Event

     On April 18, 2000, the Board of Directors declared a 10% stock dividend to stockholders of record on May 17, 2000 and payable on May 31, 2000.

3.   Acquisition

     On February 10, 2000, the Company completed its acquisition of SHS Bancorp, Inc. ("SHS") and its subsidiary, Spring Hill, based in Pittsburgh, Pennsylvania. Spring Hill is a community savings bank that offers a variety of financial products and services through four branch offices that operate in Allegheny County, Pennsylvania.

     The acquisition was accounted for under the purchase method of accounting. Under the terms of the merger agreement, SHS merged with and into the Company. The consideration paid by the Company in connection with the acquisition consisted of $6.4 million in cash and 599,000 shares of the Company's common stock. In addition, options to purchase shares of SHS were converted into options to acquire 43,000 shares of the Company's common stock.

     At March 31, 2000, Spring Hill had total assets of $91.0 million, including $60.1 million in net loans receivable, and total liabilities of $81.3 million, including $66.0 million in customer deposits. Goodwill arising from this transaction was $2.1 million. Goodwill is amortized on a straight-line basis over 15 years.

     Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though the Company and Spring Hill had combined at the beginning of the year are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2000 and 1999, respectively.

     The unaudited condensed pro forma combined statements of operations for the three months ended March 31, 2000 combines Spring Hill's results of operations for the period January 1, 2000 through February 10, 2000, and the Company's results of operations for the three months ended March 31, 2000, which include Spring Hill's results of operations from February 10, 2000 to March 31, 2000. The unaudited condensed pro forma combined statements of operations include the estimated effect of a pro forma adjustment for the amortization of goodwill attributed to the merger that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

     The unaudited condensed pro forma combined statement of operations information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

     The unaudited condensed pro forma combined statements of operations for the three month periods ended March 31, 2000 and 1999 are as follows:

     ------------------------------------------------------------------------------------------
     (Dollar amounts in thousands, except share data)      Pro Forma              Pro Forma
                                                        combined for the      combined for the
                                                       three months ended    three months ended
                                                         March 31, 2000        March 31, 1999
     ------------------------------------------------------------------------------------------
     Interest income                                     $     18,933              $     17,099

     Interest expense                                          13,962                    12,530
                                                         ------------              ------------
       Net interest income before (recovery of)
        provision for loan losses                               4,971                     4,569

     (Recovery of) provision for loan
     losses                                                      (402)                       11
                                                         ------------              ------------
       Net interest income after (recovery of)
        provision for loan losses                               5,373                     4,558

     Other operating income                                       671                       764

     Other operating expenses                                   3,512                     3,544
                                                         ------------              ------------
       Income before provision
        for income taxes                                        2,532                     1,778

     Provision for income taxes                                   603                       314
                                                         ------------              ------------
       Net income                                        $      1,929              $      1,464
                                                         ============              ============

     Earnings per share
       Basic                                             $       0.36              $       0.26

       Diluted                                           $       0.35              $       0.25

       ----------------------------------------------------------------------------------------

4.   Securities

     The Company's securities available for sale portfolio is summarized as follows:

     ------------------------------------------------------------------------------------------
     (In thousands)                             Amortized   Unrealized   Unrealized     Fair
                                                  cost         gains       losses       value
     ------------------------------------------------------------------------------------------
     Available for sale:
     ------------------
          As of March 31, 2000:
              Trust Preferred securities       $   2,768     $       -   $     (487)  $   2,281
              U.S. Government securities          19,981            15         (578)     19,418
              Municipal securities                88,694           496       (3,998)     85,192
              Equity securities                    2,717            30         (585)      2,162
              Corporate Bonds                     57,486           448         (358)     57,576
              Mortgage-backed securities         431,933           583       (9,752)    422,764
                                               ---------     ---------   ----------   ---------
                                               $ 603,579     $   1,572   $  (15,758)  $ 589,393
                                               =========     =========   ==========   =========
          As of December 31, 1999:
              Trust Preferred securities       $   3,274     $       -   $     (443)  $   2,831
              U.S. Government securities          22,980             -         (641)     22,339
              Municipal securities                89,597           741       (4,871)     85,467
              Equity securities                    2,682            75         (450)      2,307
              Corporate Bonds                     52,664             -       (1,351)     51,313
              Mortgage-backed securities         407,849           666      (11,647)    396,868
                                               ---------     ---------   ----------   ---------
                                               $ 579,046     $   1,482   $  (19,403)  $ 561,125
                                               =========     =========   ==========   =========
     ------------------------------------------------------------------------------------------

5.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:

     --------------------------------------------------------------------------
                                                    March 31,      December 31,
     (In thousands)                                    2000           1999
     --------------------------------------------------------------------------

     Mortgage loans:
         Residential - single family                $ 300,432        $ 249,966
         Residential - multi family                    15,679           15,035
         Commercial real estate                        58,536           39,171
         Construction                                  47,902           42,935
                                                    ---------        ---------
                                                      422,549          347,107
     Other loans:
         Consumer loans                                62,128           59,351
         Commercial business                           10,279            8,884
                                                    ---------        ---------
                                                      494,956          415,342
     Less:
         Allowance for loan losses                      4,915            4,823
         Deferred loan fees and net discounts           1,295              858
         Loans in process                              17,157           15,732
                                                    ---------        ---------
                                                    $ 471,589        $ 393,929
                                                    =========        =========
     -------------------------------------------------------------------------

6.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:

     --------------------------------------------------------------------------------------------------------------
     (Dollar amounts in thousands)                 March 31, 2000                      December 31, 1999
                                         ----------------------------------     -----------------------------------
                                          Weighted                              Weighted
                                          average                               average
             Type of accounts               rate         Amount         %         rate         Amount           %
     --------------------------------------------------------------------------------------------------------------
     Noninterest-bearing deposits                -      $   9,601       1.9%           -     $   8,094          1.9%
     Interest-bearing demand deposits         2.48%       187,259      37.6%        2.47%      166,448         38.5%
     Time deposits                            5.48%       301,440      60.5%        5.37%      257,241         59.6%
                                                        ---------     -----                  ---------        -----
                                              4.31%     $ 498,300     100.0%        4.23%    $ 431,783        100.0%
                                                        =========     =====                  =========        =====

     Time deposits mature as follows:

     Within one year                                    $ 200,701      40.3%                 $ 178,944         41.4%
     After one year through two years                      49,656      10.0%                    40,709          9.4%
     After two years through three years                   28,578       5.7%                    15,213          3.5%
     Thereafter                                            22,505       4.5%                    22,375          5.2%
                                                        ---------     -----                  ---------        -----
                                                        $ 301,440      60.5%                 $ 257,241         59.6%
                                                        =========     =====                  =========        =====
-------------------------------------------------------------------------------------------------------------------

7.   Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:

     -----------------------------------------------------------------------------------------------------------------
     (Dollar amounts in thousands)                                        March 31, 2000          December 31, 1999
                                                                      ----------------------    ----------------------
                                                                       Weighted                 Weighted
                                                                        average                 average
                                                                         rate       Amount       rate          Amount
     -----------------------------------------------------------------------------------------------------------------
     FHLB advances:
         Due within 12 months                                            6.30%     $ 175,822      6.17%      $ 179,044
         Due beyond 12 months but within 2 years                         5.59%        31,263      5.46%         48,707
         Due beyond 2 years but within 3 years                           6.13%       102,537      6.09%         53,435
         Due beyond 3 years but within 4 years                           6.89%         1,655      5.89%         35,655
         Due beyond 4 years but within 5 years                           8.31%            55      8.31%             55
         Due beyond 5 years                                              6.61%         4,154      7.05%            571
                                                                                   ---------                 ---------
                                                                                     315,486                   317,467

     Treasury tax and loan note payable                                  5.76%           157      5.20%            169
                                                                                   ---------                 ---------
                                                                                   $ 315,643                 $ 317,636
                                                                                   =========                 =========

     Reverse repurchase agreements:
         Due within 12 months                                            5.82%     $  77,829      5.55%      $  65,880
         Due beyond 12 months but within 2 years                         6.01%        82,000      5.82%         72,000
         Due beyond 2 years but within 3 years                           6.17%        64,640      6.05%         64,040
         Due beyond 3 years but within 4 years                           7.30%        11,000                         -
                                                                                   ---------                 ---------
                                                                                   $ 235,469                 $ 201,920
                                                                                   =========                 =========
     -----------------------------------------------------------------------------------------------------------------

8.   Net Income Per Share

     The following table summarizes the Company's net income per share.

     -----------------------------------------------------------------------------------------------------
     (amounts, except earnings per share, in thousands)
     -----------------------------------------------------------------------------------------------------
                                                                           Three Months      Three Months
                                                                               Ended             Ended
                                                                          March 31, 2000    March 31, 1999
                                                                          --------------    --------------
     Net income                                                           $        1,923    $        1,355

     Weighted-average common shares outstanding                                    5,155             5,034
                                                                          --------------    --------------
            Basic earnings per share                                      $         0.37    $         0.27
                                                                          ==============    ==============
     Weighted-average common shares outstanding                                    5,155             5,034

     Common stock equivalents due to effect of stock options                          89               157
                                                                          --------------    --------------
     Total weighted-average common shares and equivalents                          5,244             5,191

            Diluted earnings per share                                    $         0.37    $         0.26
                                                                          ==============    ==============
     -----------------------------------------------------------------------------------------------------

     Options to purchase 62,085 shares of common stock at $18.00 per share and 78,605 shares of common stock at $14.00 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008 and June 30, 2009. Options to purchase 63,735 shares of common stock at $18.00 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

9.   Comprehensive Income

     In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive income and related tax effects for the three months ended March 31 consists of:

     ---------------------------------------------------------------------------------------
     (in thousands)                      2000                          1999
     ---------------------------------------------------------------------------------------
                            Unrealized    Reclassification    Unrealized    Reclassification
                               Gain          Adjustment          Gain          Adjustment
                            ----------    ----------------    ----------    ----------------
     Before tax amount      $    3,834     $           (99)   $    2,619    $             57

     Tax (expense) benefit      (1,304)                 34          (903)                (10)
                           -----------    ----------------    ----------    ----------------
     After tax amount       $    2,530     $           (65)   $    1,716    $             47
                           ===========     ===============    ==========    ================
     ---------------------------------------------------------------------------------------

     Total comprehensive income for the three months ended March 31, 2000 and 1999 was $4.4 million and $3.1 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $112.2 million or 10.9% to $1.1 billion at March 31, 2000 from $1.0 billion at December 31, 1999. This net increase was primarily the result of the acquisition of SHS Bancorp, Inc. ("the acquisition") on February 10, 2000. Cash and cash equivalents, securities, loans receivable, accrued interest receivable, Federal Home Loan Bank stock, premises and equipment, and prepaid expenses and other assets increased $3.1 million, $28.3 million, $77.7 million, $433,000, $873,000, $862,000 and $698,000, respectively. Bank owned life insurance increased $202,000 because of an increase in cash surrender value. The increase in total assets reflects a corresponding increase in total liabilities and stockholders' equity of $102.4 million or 10.4% and $9.8 million or 19.6%, respectively. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds, advance payments by borrowers for taxes and insurance, and accrued expenses and other liabilities of $66.5 million, $31.6 million, $1.1 million and $3.2 million, respectively. The increase in stockholders' equity was the result of increases in common stock, additional paid in capital, retained earnings and accumulated other comprehensive income of $6,000, $8.1 million, $1.4 million and $2.5 million, respectively, offset by an increase in treasury stock and unearned employee stock ownership plan ("ESOP") shares of $1.5 million and $734,000, respectively.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $3.1 million or 24.6% to $15.9 million at March 31, 2000 from $12.8 million at December 31, 1999. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The net increase between March 31, 2000 and December 31, 1999 can be attributed primarily to the acquisition.

Securities. The Company's securities portfolio increased by $28.3 million or 5.0% to $589.4 million at March 31, 2000 from $561.1 million at December 31, 1999. This net increase was primarily the result of the acquisition. During the quarter ended March 31, 2000, the Company recorded purchases of available for sale securities of $48.7 million, consisting of purchases of mortgage-backed securities of $34.0 million, corporate bonds of $13.5 million and municipal bonds of $1.2 million. Offsetting the purchases of securities were sales of available for sale securities of $31.1 million, consisting of sales of municipal bonds of $1.7 million, corporate bonds of $1.6 million and mortgage-backed securities of $27.8 million, and repayments and maturities of securities of $16.4 million, during the three months ended March 31, 2000.

Loans receivable. Net loans receivable increased $77.7 million or 19.7% to $471.6 million at March 31, 2000 from $393.9 million at December 31, 1999 primarily due to the acquisition. Included in this increase were increases in mortgage loans of $75.4 million or 21.7% and other loans of $4.2 million or 6.1%, partially offset by an increase in loans in process, deferred loan fees and allowance for loan losses of $2.0 million or 9.1%, during the three months ended March 31, 2000.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.6 million or 0.32% and $4.4 million or 0.43% of total assets at March 31, 2000 and December 31, 1999, respectively.

Deposits. Total deposits increased $66.5 million or 15.4% to $498.3 million at March 31, 2000 from $431.8 million at December 31, 1999. This increase was primarily the result of the acquisition. Time deposits, interest-bearing demand deposit accounts and noninterest-bearing deposit accounts increased $44.2 million, $20.8 million and $1.5 million, respectively, during the three months ended March 31, 2000.

Borrowed funds and reverse repurchase agreements. Borrowed funds increased $31.6 million or 6.1% to $551.1 million at March 31, 2000 from $519.6 million at December 31, 1999. This increase is primarily the result of the acquisition. FHLB advances decreased $2.0 million or 0.6% while reverse repurchase agreement borrowings increased $33.5 million or 16.6% during the three months ended March 31, 2000.

Stockholders' equity. Stockholders' equity increased $9.8 million to $59.7 million at March 31, 2000 from $49.9 million at December 31, 1999. This increase was principally the result of the acquisition which generated increases in common stock and additional paid in capital of $6,000 and $8.1 million, respectively. Additionally, retained earnings and accumulated other comprehensive income increased $1.4 million and $2.5 million, respectively. The increases were offset by increases in treasury stock and unearned ESOP shares of $1.5 million and $734,000, respectively, during the three months ended March 31, 2000.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.9 million for the three months ended March 31, 2000, as compared to net income of $1.4 million for the same period in the prior year. The $568,000 or 41.9% increase in net income for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, was primarily attributable to an increase in net interest income of $917,000 and a decrease in the provision for loan losses of $455,000, offset by increases in noninterest expense of $376,000 and the provision for income taxes of $356,000, and a decrease in noninterest income of $72,000.

Net interest income. Net interest income increased $917,000 or 24.0% to $4.7 million for the three months ended March 31, 2000, compared to $3.8 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $3.0 million offset by an increase in interest expense of $2.0 million.

Interest income. Interest income increased $3.0 million or 19.2% to $18.4 million for the three months ended March 31, 2000, compared to $15.4 million for the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable, interest earned on securities, FHLB stock and interest-earning deposits of $1.4 million, $1.5 million, $22,000 and $22,000, respectively.

Interest earned on loans receivable increased $1.4 million or 20.7% to $8.4 million for the quarter ended March 31, 2000, compared to $7.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $71.6 million or 19.7% to $434.8 million for the three months ended March 31, 2000, compared to $363.2 million for the same period in the prior year, with an increase in the yield of loans receivable to 7.72% for the three months ended March 31, 2000, compared to 7.66% for the same period in the prior year.

Interest earned on securities increased $1.5 million or 18.1% to $9.6 million for the three months ended March 31, 2000, compared to $8.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $26.0 million or 4.7% to $573.4 million for the three months ended March 31, 2000, compared to $547.4 million for the same period in the prior year, along with an increase in the tax equivalent yield on securities to 7.12% for the three months ended March 31, 2000, compared to 6.47% for the same period in the prior year. The increase in the average balance of securities between periods was primarily the result of the acquisition of Spring Hill.

Interest expense. Interest expense increased $2.0 million or 17.6% to $13.7 million for the three months ended March 31, 2000, compared to $11.6 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and borrowed funds of $579,000 and $1.5 million, respectively.

Interest incurred on deposits increased $579,000 or 13.2% to $5.0 million for the three months ended March 31, 2000, compared to $4.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $41.3 million or 9.9% to $458.4 million for the three months ended March 31, 2000, compared to $417.1 million for the same period in the prior year. The cost of interest-bearing deposits increased to 4.37% for the quarter ended March 31, 2000 compared to 4.28% for the same period in the prior year.

Interest incurred on borrowed funds increased $1.4 million or 21.9% to $8.1 million for the three months ended March 31, 2000, compared to $6.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $78.5 million or 17.3% to $532.4 million for the three months ended March 31, 2000, compared to $453.9 million for the same period in the prior year.

This increase in borrowed funds is a reflection of the increase in net loans receivable and securities, as such funds were utilized to provide for growth. Adding to the increase in interest incurred on borrowed funds was an increase in the cost of these funds to 6.14% for the three months ended March 31, 2000, compared to 5.95% for the same period in the prior year.

Provision for loan losses. The provision for loan losses decreased $455,000, reflecting a recovery of loan losses of $452,000 at March 31, 2000, compared to a provision of $3,000 for the same period in the prior year. The $455,000 decrease in the provision for loan losses is attributable to a $605,000 recovery recorded in January associated with the Company's Bennett Lease Pools which was received from the bankruptcy trustee, offset by a $153,000 provision recorded for the three month period ended March 31, 2000. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at March 31, 2000 and December 31, 1999 amounted to $4.9 million or 0.99% and $4.8 million or 1.16%, respectively, of the Company's total loan portfolio. The Company's allowance for losses on loans as a percentage of non-performing loans was 139.6% and 111.3% at March 31, 2000 and December 31, 1999, respectively.

Noninterest income. Noninterest income decreased $72,000 or 9.8% to $665,000 for the three months ended March 31, 2000, compared to $737,000 for the same period in the prior year. This decrease can be attributed primarily to a decrease in the net realized gains on sales of securities available for sale of $211,000, partially offset by increases in fees and service charges, increase in the cash surrender value of the bank owned life insurance and other income of $4,000, $26,000 and $109,000, respectively.

Noninterest expense. Noninterest expense increased $376,000 or 12.7% to $3.3 million for the three months ended March 31, 2000, from $3.0 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, premises and equipment and data processing costs of $330,000, $89,000 and $50,000, respectively, partially offset by a decrease in federal deposit insurance premiums and other expenses of $43,000 and $50,000, respectively. The increase in compensation and employee benefits, premises and equipment, and data processing costs were primarily the costs of operations of Spring Hill included in the operations of the Company for two months in the first quarter ended March 31, 2000 as compared to the same period last year.

Provision for income taxes. The provision for income taxes increased $356,000 or 160.4% to $578,000 for the three months ended March 31, 2000, from $222,000 for the same period in the prior year. This increase was attributable to an increase in pre-tax income of $924,000 or 58.6% for the three months ended March 31, 2000, compared to the same period in the prior year.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                Three months ended March 31,

                                                                 2000                                         1999
                                                -------------------------------------     -----------------------------------------
                                                   Average                    Yield /        Average                        Yield /
                                                   Balance       Interest      Rate          Balance         Interest         Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
-----------------------
    Taxable securities available for sale         $   488,006     $   8,383      6.87%         $ 385,756      $   5,942       6.16%
    Tax-exempt securities available for sale           85,416         1,829      8.57%           100,843          2,016       8.00%
    Taxable securities held to maturity                     -             -      0.00%            52,843            740       5.60%
    Tax-exempt securities held to maturity                  -             -      0.00%             7,995            160       8.01%
                                                  -----------     ---------      ----          ---------      ---------       ----
                                                      573,422        10,212      7.12%           547,437          8,858       6.47%
                                                  -----------     ---------      ----          ---------      ---------       ----
    Mortgage loans                                    365,844         7,071      7.73%           293,050          5,615       7.66%
    Other loans                                        68,978         1,324      7.68%            70,147          1,340       7.64%
                                                  -----------     ---------      ----          ---------      ---------       ----
                                                      434,822         8,395      7.72%           363,197          6,955       7.66%
                                                  -----------     ---------      ----          ---------      ---------       ----
    Cash equivalents                                   11,505            84      2.92%             8,387             63       3.00%
    FHLB stock                                         18,871           318      6.74%            18,435            296       6.42%
                                                  -----------     ---------      ----          ---------      ---------       ----
                                                       30,376           402      5.29%            26,822            359       5.35%
                                                  -----------     ---------      ----          ---------      ---------       ----
    Total interest-earning assets                   1,038,620        19,009      7.32%           937,456         16,172       6.90%
    Other noninterest-earning assets                   47,595             -         -             36,615              -          -
                                                  -----------     ---------      ----          ---------      ---------       ----
        Total assets                              $ 1,086,215     $  19,009      7.00%         $ 974,071      $  16,172       6.64%
                                                  ===========     =========      ====          =========      =========       ====
Interest-bearing liabilities:
----------------------------
    Interest-bearing demand deposits              $   177,259     $   1,104      2.50%         $ 157,602      $     915       2.35%
    Time deposits                                     281,175         3,872      5.54%           259,510          3,482       5.44%
                                                  -----------     ---------      ----          ---------      ---------       ----
                                                      458,434         4,976      4.37%           417,112          4,397       4.28%
                                                  -----------     ---------      ----          ---------      ---------       ----
    FHLB advances                                     313,660         4,860      6.23%           317,071          4,757       6.08%
    Reverse repo's & other borrowings                 218,768         3,262      6.00%           136,848          1,906       5.65%
                                                  -----------     ---------      ----          ---------      ---------       ----
                                                      532,428         8,122      6.14%           453,919          6,663       5.95%
                                                  -----------     ---------      ----          ---------      ---------       ----
    Preferred securities                               24,077           557      9.30%            24,033            558       9.42%
                                                  -----------     ---------      ----          ---------      ---------       ----
    Total interest-bearing liabilities              1,014,939        13,655      5.41%           895,064         11,618       5.26%
    Noninterest-bearing demand deposits                11,354             -         -             10,428              -          -
    Other noninterest-bearing liabilities               6,478             -         -              6,109              -          -
                                                  -----------     ---------      ----          ---------      ---------       ----
        Total liabilities                           1,032,771        13,655      5.32%           911,601         11,618       5.17%
        Stockholders' equity                           53,444             -         -             62,470              -          -
                                                  -----------     ---------      ----          ---------      ---------       ----
        Total liabilities and equity              $ 1,086,215     $  13,655      5.06%         $ 974,071      $  11,618       4.84%
                                                  ===========     =========      ====          =========      =========       ====

Net interest income                                               $   5,354                                   $   4,554
                                                                  =========                                   =========
Interest rate spread (difference between                                         1.91%                                        1.64%
                                                                                 ====                                         ====
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                2.06%                                        1.94%
                                                                                 ====                                         ====
    income as a percentage of average
    interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2000 and 1999, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

----------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                             2000 versus 1999

                                                                                       Increase (decrease) due to
                                                                             -----------------------------------------------
                                                                                 Volume            Rate              Total
----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                   $  434            $  920           $ 1,354
    Loans                                                                         1,382                58             1,440
    Cash equivalents                                                                 23                (2)               21
    FHLB stock                                                                        7                15                22
                                                                                 ------            ------           -------
    Total interest-earning assets                                                 1,846               991             2,837
                                                                                 ------            ------           -------

 Interest expense:
    Deposits                                                                        446               133               579
    FHLB advances                                                                   (52)              155               103
    Reverse repurchases & other borrowings                                        1,213               143             1,356
    Preferred securities                                                              1                (2)               (1)
                                                                                 ------            ------           -------
    Total interest-bearing liabilities                                            1,608               429             2,037
                                                                                 ------            ------           -------
 Net interest income                                                             $  238            $  562           $   800
                                                                                 ======            ======           =======
----------------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGMENT

The primary objective of the Company's asset and liability management function is to maximize the Company's net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company's operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company's earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company's asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Group Senior Vice President and Chief Financial Officer, Group Senior Vice President/Operations and the Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities and (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans and (iii) the purchase of off-balance sheet interest rate caps which help to insulate the Bank's interest rate risk position from increases in interest rates and (iv) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and reverse repurchase agreements.

As of March 31, 2000, the implementation of these asset and liability initiatives resulted in the following: (i) $207.2 million or 41.9% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $142.6 million or 41.8% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $110.9 million or 26.4% of the Company's portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $80.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $428.5 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $505.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $77.3 million or a negative 6.8% of total assets. At March 31, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 84.7%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and deposit decay assumptions under various interest rate scenarios. At March 31, 2000, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. The Company's $80.0 million in notional amounts of interest rate caps insulates against rising interest rates. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 4.3% over such 24 month period.

LIQUIDITY

The Banks are required by the Office of Thrift Supervision ("OTS") to maintain a minimum level of liquidity to assure their ability to meet demands for customers' withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Banks' liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At March 31, 2000, ESB Bank and Spring Hill's liquidity ratios were 11.6% and 5.4%, respectively.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Banks, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 2000, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $19.5 million, unused lines of credit totaling $23.5 million and $17.2 million of undisbursed loans in process.

At March 31, 2000, certificates of deposits amounted to $301.4 million or 60.5% of the Company's total consolidated deposits, including $200.7 million which were scheduled to mature by March 31, 2001. At the same date, the total amount of FHLB advances which were scheduled to mature by March 31, 2001 was $175.8 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2001 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Banks and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 2000, ESB Bank and Spring Hill were in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.5% and 9.7%, 6.5% and 9.7%, and 16.4% and 26.2%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

During March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.44; "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for only certain issues. The issues addressed by this Interpretation were resolved within the framework of the intrinsic value method prescribed by APB 25, and do not amend APB 25. Among the issues this Interpretation clarifies are (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but not before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not determined the impact of the adoption of the Interpretation at this time.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to a variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement was to be effective for fiscal years beginning June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which delays the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company has not determined the impact of the adoption of the standard at this time.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company's consolidated financial position or results of operations.

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

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit 11 - Statement re: computation of per share earnings

(b)  Exhibit 27 - Financial Data Schedule

(c) Form 8-K - The Company filed Form 8-K dated February 10, 2000 to report the completion of the acquisition of SHS Bancorp, Inc.

     Form 8-K - The Company filed Form 8-K dated March 21, 2000 to report a $0.09 per share quarterly cash dividend payable April 25, 2000 to stockholders of record at the close of business on March 31, 2000.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  May 12, 2000                      By:  /s/ Charlotte A. Zuschlag
                                            -----------------------------------
                                         Charlotte A. Zuschlag
                                         President and Chief Executive Officer

Date:  May 12, 2000                      By:  /s/ Charles P. Evanoski
                                            -----------------------------------
                                         Charles P. Evanoski
                                         Group Senior Vice President and
                                         Chief Financial Officer