Form 10-Q
period 2000-06-30
ESB FINANCIAL CORP
filed 2000-08-14
CIK 872835

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2000
                                           -------------


                         Commission File Number: 0-19345
                                                 -------


                            ESB FINANCIAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Pennsylvania                                                         25-1659846
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


600 Lawrence Avenue, Ellwood City, PA                                     16117
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (724) 758-5584
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X      Yes         No
                                    ----------     -------

       Number of shares of common stock outstanding as of July 31, 2000:

Common Stock, $0.01 par value                                  6,078,347 shares
-----------------------------                                  ----------------
          (Class)                                                (Outstanding)

-------------------------------------------------------------------------------

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        as of June 30, 2000 (Unaudited) and December 31, 1999.................1

        Consolidated Statements of Operations for the three
        and six months ended June 30, 2000 and 1999 (Unaudited)...............2

        Consolidated Statement of Changes in Stockholders' Equity
        For the six months ended June 30, 2000 (Unaudited)....................3

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999 (Unaudited).......................4

        Notes to Consolidated Financial Statements............................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.....................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........21


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings....................................................22

Item 2. Changes in Securities................................................22

Item 3. Defaults Upon Senior Securities......................................22

Item 4. Submission of Matters to a Vote of Security Holders..................22

Item 5. Other Information....................................................22

Item 6. Exhibits and Reports on Form 8-K.....................................22

        Signatures...........................................................23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                  ESB Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
             As of June 30, 2000 (Unaudited) and December 31, 1999
                         (Dollar amounts in thousands)

                                                                                            June 30,            December 31,
                                                                                              2000                 1999
                                                                                           (Unaudited)
                                                                                          --------------       --------------
                                      Assets
                                      ------
Cash on hand and in banks                                                                   $     3,464          $     6,712
Interest-earning deposits                                                                         7,803                5,780
Federal funds sold                                                                                2,427                  269
Securities available for sale; amortized cost of $611,639 and $579,046                          590,799              561,125
Loans receivable, net of allowance for loan losses of $4,770 and $4,823                         484,356              393,929
Accrued interest receivable                                                                       7,655                6,871
Federal Home Loan Bank (FHLB) stock                                                              19,308               18,435
Premises and equipment, net                                                                       8,255                6,880
Real estate acquired through foreclosure, net                                                     1,900                   71
Prepaid expenses and other assets                                                                19,150               16,589
Bank owned life insurance                                                                        16,196               15,784
                                                                                          --------------       --------------
             Total assets                                                                    $1,161,313           $1,032,445
                                                                                          ==============       ==============
                      Liabilities and Stockholders' equity
                      ------------------------------------
Liabilities:
     Deposits                                                                                 $ 500,408            $ 431,783
     Borrowed funds                                                                             332,047              317,636
     Reverse repurchase agreements                                                              235,440              201,920
     Guaranteed preferred beneficial interest in subordinated debt, net                          24,093               24,071
     Advance payments by borrowers for taxes and insurance                                        5,851                3,339
     Accrued expenses and other liabilities                                                       7,800                3,814
                                                                                          --------------       --------------
         Total liabilities                                                                    1,105,639              982,563
                                                                                          --------------       --------------
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                  -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized; 7,490,803 and
         6,847,515 shares issued; 6,078,601 and 5,612,415 shares outstanding                         75                   63
     Additional paid-in capital                                                                  73,654               59,686
     Treasury stock, at cost; 1,412,202 and 1,235,100 shares                                    (21,172)             (19,214)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                        (3,719)              (3,076)
     Unvested shares held by Management Recognition Plan                                           (237)                (237)
     Retained earnings, substantially restricted                                                 20,826               24,488
     Accumulated other comprehensive loss, net                                                  (13,753)             (11,828)
                                                                                          --------------       --------------
         Total stockholders' equity                                                              55,674               49,882
                                                                                          --------------       --------------
             Total liabilities and stockholders' equity                                      $1,161,313           $1,032,445
                                                                                          ==============       ==============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
     For the three and six months ended June 30, 2000 and 1999 (Unaudited)
               (Dollar amounts in thousands, except share data)

                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                              ----------------------       ----------------------
                                                                                2000          1999            2000          1999
                                                                              --------      --------        --------      --------
Interest income:
    Loans receivable                                                          $ 9,278       $ 6,970         $17,673       $13,925
    Securities available for sale                                               9,827         8,040          19,417        15,312
    Securities held to maturity                                                     -           540               -         1,386
    FHLB stock                                                                    336           299             654           594
    Deposits with banks and federal funds sold                                     83            65             167           127
                                                                              -------       -------         -------       -------
        Total interest income                                                  19,524        15,914          37,911        31,344
                                                                              -------       -------         -------       -------
Interest expense:
    Deposits                                                                    5,290         4,285          10,266         8,682
    Borrowed funds and reverse repurchase agreements                            8,714         7,019          16,836        13,681
    Guaranteed preferred beneficial interest in subordinated debt                 556           557           1,113         1,113
                                                                              -------       -------         -------       -------
        Total interest expense                                                 14,560        11,861          28,215        23,476
                                                                              -------       -------         -------       -------

Net interest income                                                             4,964         4,053           9,696         7,868
    Provision for (recovery of) loan losses                                       127             3            (325)            6
                                                                              -------       -------         -------       -------

Net interest income after provision for (recovery of) loan losses               4,837         4,050          10,021         7,862
                                                                              -------       -------         -------       -------
Noninterest income:
    Fees and service charges                                                      398           335             732           665
    Net realized gain on sales of securities available for sale                     -           205               4           421
    Increase of cash surrender value of bank owned life insurance                 211           196             413           374
    Other                                                                         191           121             316           134
                                                                              -------       -------         -------       -------
        Total noninterest income                                                  800           857           1,465         1,594
                                                                              -------       -------         -------       -------

Noninterest expense:
    Compensation and employee benefits                                          2,050         1,634           4,000         3,254
    Premises and equipment                                                        485           361             937           725
    Federal deposit insurance premiums                                             25            56              51           125
    Data processing                                                               142           156             304           267
    Other                                                                         931           771           1,689         1,578
                                                                              -------       -------         -------       -------
        Total noninterest expense                                               3,633         2,978           6,981         5,949
                                                                              -------       -------         -------       -------

Income before provision for income taxes                                        2,004         1,929           4,505         3,507
    Provision for income taxes                                                    374           375             952           597
                                                                              -------       -------         -------       -------
Net income                                                                    $ 1,630       $ 1,554         $ 3,553       $ 2,910
                                                                              =======       =======         =======       =======

Net income per share:

        Basic                                                                   $0.28         $0.28           $0.62         $0.53
        Diluted                                                                 $0.28         $0.27           $0.61         $0.51

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
              For the six months ended June 30, 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                         Accumulated
                                                                                                           other
                                                 Additional            Unearned    Unvested             comprehensive     Total
                                         Common    paid-in   Treasury    ESOP        MRP     Retained   income, net    stockholders'
                                         stock     capital    stock     shares      shares   earnings      of tax         equity
                                       ---------  --------  ---------  ---------   -------   --------  --------------  -----------
Balance at December 31, 1999            $   63    $ 59,686  $ (19,214) $  (3,076)  $  (237)  $ 24,488    $ (11,828)    $  49,882

Comprehensive results:
    Net income                               -           -          -          -         -      3,553            -         3,553
    Other comprehensive results, net         -           -          -          -         -          -       (1,859)       (1,859)
    Reclassification adjustment              -           -          -          -         -          -          (66)          (66)
                                       --------   -------- ----------  ---------   -------   --------    ---------     ---------
Total comprehensive results                  -           -          -          -         -      3,553       (1,925)        1,628

Common stock issued as a result
    of the acquisition of SHS
    Bancorp, Inc. (SHS)                      6       8,065          -       (888)        -          -            -         7,183

Cash dividends at $0.18 per share            -           -          -          -         -     (1,026)           -        (1,026)

Common stock dividend of 10%                 6       5,921          -          -         -     (5,927)           -             -

Payment of cash in lieu of fractional
    shares for 10% stock dividend            -          (5)         -          -         -          -            -            (5)

Purchase of treasury stock, at
    cost (204,713 shares)                    -           -     (2,374)         -         -          -            -        (2,374)

Reissuance of treasury stock
    for stock option exercises               -           -        416          -         -       (262)           -           154

Principal payments on ESOP debt              -         (13)         -        305         -          -            -           292

Additional ESOP shares purchased             -           -          -        (60)        -          -            -           (60)
                                        -------   --------  ---------  ---------    ------   --------    ---------     ---------
Balance at June 30, 2000                $   75    $ 73,654  $ (21,172) $  (3,719)   $ (237)  $ 20,826    $ (13,753)    $  55,674
                                        =======   ========  =========  =========    ======   ========    =========     =========

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
          For the six months ended June 30, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                               2000                1999
                                                                            ---------           ---------
Operating activities:
     Net income                                                             $   3,553           $   2,910
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment              357                 305
            (Recovery of) provision for losses                                   (251)                  8
            Amortization of premiums and accretion of discounts                   (40)                910
            Origination of loans available for sale                              (562)             (8,735)
            Proceeds from sale of loans available for sale                        568               8,797
            Net gain on sales of securities available for sale                     (4)               (421)
            Amortization of intangible assets                                     360                 301
            Compensation expense on ESOP                                          292                 231
            Increase in accrued interest receivable                              (220)                (42)
            Decrease (increase) in prepaid expenses and other assets            1,173                (527)
            Increase in accrued expenses and other liabilities                  2,850               1,931
            Other                                                                 679                 892
                                                                            ---------           ---------
         Net cash provided by operating activities                              8,755               6,560
                                                                            ---------           ---------
Investing activities:
     Loan originations and purchases                                          (79,614)            (70,511)
     Purchases of securities available for sale                               (73,183)           (143,820)
     Purchases of FHLB stock                                                     (246)                  -
     Addition to premises and equipment                                          (814)               (776)
     Principal repayments of loans receivable                                  48,313              60,958
     Principal repayments of securities available for sale                     32,940              53,302
     Principal repayments of securities held to maturity                            -               8,324
     Proceeds from the sale of securities available for sale                   31,076              54,634
     Proceeds from sale of REO                                                     24                  32
     Payment for purchase of SHS, net of cash acquired                         (3,082)                  -
                                                                            ---------           ---------
         Net cash used in investing activities                                (44,586)            (37,857)
                                                                            ---------           ---------
Financing activities:
     Net increase in deposits                                                   1,193               1,662
     Proceeds from long-term borrowings                                       107,600              38,900
     Repayments of long-term borrowings                                      (116,697)            (45,320)
     Net increase in short-term borrowings                                     47,914              36,516
     Proceeds received from exercise of stock options                             154                 111
     Dividends paid                                                              (966)               (947)
     Payments to acquire treasury stock                                        (2,374)             (1,316)
     Stock purchased by ESOP                                                      (60)               (217)
                                                                            ---------           ---------
         Net cash provided by financing activities                             36,764              29,389
                                                                            ---------           ---------

Net increase (decrease) in cash equivalents                                       933              (1,908)
Cash equivalents at beginning of period                                        12,761              10,303
                                                                            ---------           ---------
Cash equivalents at end of period                                           $  13,694           $   8,395
                                                                            =========           =========

Continued.

                  ESB Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows, (Continued)
          For the six months ended June 30, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                               ----------------------------
                                                                                                 2000               1999
                                                                                               --------            --------
Supplemental information:

     Interest paid                                                                             $ 30,746            $ 23,623
     Income taxes paid                                                                            1,445                 455
     Non-cash transactions:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                                                   1,903                  47
         Dividends declared but not paid                                                            609                 469

     Supplemental schedule of non-cash investing and finance activities:

     The Company purchased all of the common stock of SHS Bancorp for $14.5 million.  In connection with the acquisition, the assets acquired and liabilities assumed were as follows:
            Fair value of assets acquired                                                      $ 91,550                   -
            Stock and stock options issued for the purchase of SHS Bancorp
                common stock                                                                     (8,071)                  -
            Cash paid for SHS Bancorp common stock                                               (6,448)                  -
            Liabilities assumed                                                                 (79,116)                  -
                                                                                               --------            --------
                Excess liabilities assumed over assets acquired                                $ (2,085)                  -
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

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current periods reporting format.

2.       Acquisition and Merger

         On February 10, 2000, the Company completed its acquisition of SHS Bancorp, Inc. ("SHS") and its subsidiary, Spring Hill Savings Bank, F.S.B. ("Spring Hill"), based in Pittsburgh, Pennsylvania. Spring Hill was merged with and into ESB Bank at the close of business on May 5, 2000.

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

         Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though the Company and Spring Hill had been combined at the beginning of the year are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2000 and 1999, respectively.

         The unaudited condensed pro forma combined statements of operations for the six months ended June 30, 2000 combines Spring Hill's results of operations for the period January 1, 2000 through February 10, 2000, and the Company's results of operations for the six months ended June 30, 2000, which include Spring Hill's results of operations from February 10, 2000 to May 5, 2000. The unaudited condensed pro forma combined statements of operations include the estimated effect of a pro forma adjustment for the amortization of goodwill attributed to the merger that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

         The unaudited condensed pro forma combined statement of operations information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

         The unaudited condensed pro forma combined statements of operations for the six month periods ended June 30, 2000 and 1999 are as follows:


(Dollar amounts in thousands, except share data)                          Pro Forma                          Pro Forma
                                                                      combined for the                    combined for the
                                                                      six months ended                    six months ended
                                                                        June 30, 2000                      June 30, 1999
---------------------------------------------------------------------------------------------------------------------------
Interest income                                                            $     38,457                        $     34,653

Interest expense                                                                 28,522                              25,304
                                                                            -----------                        ------------
    Net interest income before (recovery of)
      provision for loan losses                                                   9,935                               9,349

(Recovery of) provision for loan losses                                            (275)                                 33
                                                                            -----------                        ------------
    Net interest income after (recovery of)
      provision for loan losses                                                  10,210                               9,316

Other operating income                                                            1,471                               1,641

Other operating expenses                                                          7,145                               7,092
                                                                            -----------                        ------------
    Income before provision
      for income taxes                                                            4,536                               3,865

Provision for income taxes                                                          977                                 763
                                                                            -----------                        ------------
    Net income                                                              $     3,559                        $      3,102
                                                                            ===========                        ============
Earnings per share

    Basic                                                                   $      0.62                         $      0.50

    Diluted                                                                 $      0.61                         $      0.49
---------------------------------------------------------------------------------------------------------------------------

3.      Securities

        The Company's securities available for sale portfolio is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                         Amortized       Unrealized       Unrealized          Fair
                                                         cost             gains           losses            value
---------------------------------------------------------------------------------------------------------------------------
Available for sale:
     As of June 30, 2000:
         Trust Preferred securities                    $   2,768           $ (415)      $      -         $   2,353
         U.S. Government securities                       19,982               25            (634)          19,373
         Municipal securities                             93,139              397          (4,786)          88,750
         Equity securities                                 2,717               69            (703)           2,083
         Corporate Bonds                                  61,502               36          (2,351)          59,187
         Mortgage-backed securities                      431,531              484         (12,962)         419,053
                                                       ---------           -------      ---------        ---------
                                                       $ 611,639           $  596       $ (21,436)       $ 590,799
                                                       =========           ======       =========        =========
     As of December 31, 1999:
         Trust Preferred securities                    $   3,274           $    -       $    (443)       $   2,831
         U.S. Government securities                       22,980                -            (641)          22,339
         Municipal securities                             89,597              741          (4,871)          85,467
         Equity securities                                 2,682               75            (450)           2,307
         Corporate Bonds                                  52,664                -          (1,351)          51,313
         Mortgage-backed securities                      407,849              666         (11,647)         396,868
                                                       ---------           ------       ---------        ---------
                                                       $ 579,046           $1,482       $ (19,403)       $ 561,125
                                                       =========           ======       =========        =========
---------------------------------------------------------------------------------------------------------------------------

4.       Loans Receivable

         The Company's loans receivable as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                             June 30,                          December 31,
(In thousands)                                                 2000                               1999
---------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                            $319,553                            $249,966
     Residential - multi family                               16,408                              15,035
     Commercial real estate                                   45,101                              39,171
     Construction                                             52,447                              42,935
                                                            --------                            --------
                                                             433,509                             347,107
Other loans:
     Consumer loans                                           66,079                              59,351
     Commercial business                                      11,809                               8,884
                                                            --------                            --------
                                                             511,397                             415,342
Less:
     Allowance for loan losses                                 4,770                               4,823
     Deferred loan fees and net discounts                      1,246                                 858
     Loans in process                                         21,025                              15,732
                                                            --------                            --------
                                                            $484,356                            $393,929
                                                            ========                            ========
---------------------------------------------------------------------------------------------------------------------------

5.       Deposits

         The Company's deposits as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                     June 30, 2000                                 December 31, 1999
                                         -------------------------------------      ----------------------------------------
                                         Weighted                                     Weighted
                                         average                                      average
        Type of accounts                  rate           Amount           %            rate           Amount           %
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                -          $  11,290          2.3%           -          $   8,094          1.9%
Interest-bearing demand deposits          2.46%          186,256         37.2%         2.47%          166,448         38.5%
Time deposits                             5.71%          302,862         60.5%         5.37%          257,241         59.6%
                                                       ---------        ------                      ---------        ------
                                          4.47%        $ 500,408        100.0%         4.23%        $ 431,783        100.0%
                                                       =========        ======                      =========        ======
Time deposits mature as follows:

Within one year                                        $ 194,829         38.9%                      $ 178,944         41.4%
After one year through two years                          45,375          9.1%                         40,709          9.4%
After two years through three years                       45,787          9.1%                         15,213          3.5%
Thereafter                                                16,871          3.4%                         22,375          5.2%
                                                       ---------        ------                      ---------        ------
                                                       $ 302,862         60.5%                      $ 257,241         59.6%
                                                       =========        ======                      =========        ======
---------------------------------------------------------------------------------------------------------------------------

6.       Borrowed Funds

         The Company's borrowed funds as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        June 30, 2000            December 31, 1999
                                                                  -------------------       --------------------
                                                                  Weighted                  Weighted
                                                                   average     Amount        average      Amount
                                                                    rate                      rate
----------------------------------------------------------------------------------------------------------------------------
FHLB advances:
    Due within 12 months                                            6.38%      $137,685      6.17%       $179,044
    Due beyond 12 months but within 2 years                         6.53%        69,482      5.46%         48,707
    Due beyond 2 years but within 3 years                           6.28%       118,500      6.09%         53,435
    Due beyond 3 years but within 4 years                           6.87%         1,655      5.89%         35,655
    Due beyond 4 years but within 5 years                           8.31%            55      8.31%             55
    Due beyond 5 years                                              6.61%         4,499      7.05%            571
                                                                               --------                  --------
                                                                                331,876                   317,467

Treasury tax and loan note payable                                  6.23%           171      5.20%            169
                                                                               --------                  --------
                                                                               $332,047                  $317,636
                                                                               ========                  ========
Reverse repurchase agreements:
    Due within 12 months                                            5.84%      $ 96,700      5.55%       $ 65,880
    Due beyond 12 months but within 2 years                         6.19%        63,100      5.82%         72,000
    Due beyond 2 years but within 3 years                           6.17%        64,640      6.05%         64,040
    Due beyond 3 years but within 4 years                           7.30%        11,000                         -
                                                                               --------                  --------
                                                                               $235,440                  $201,920
                                                                               ========                  ========
---------------------------------------------------------------------------------------------------------------------------

7.       Net Income Per Share

         Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's stock dividend declared on April 18, 2000.

         The following table summarizes the Company's net income per share.



--------------------------------------------------------------------------------------------------------
(Amounts, except earnings per share, in thousands)
--------------------------------------------------------------------------------------------------------
                                                                        Three Months       Three Months
                                                                            Ended              Ended
                                                                        June 30, 2000      June 30, 1999
                                                                       ---------------    ---------------
Net income                                                                  $    1,630         $    1,554
Weighted-average common shares outstanding                                       5,757              5,504
                                                                       ---------------    ---------------
         Basic earnings per share                                           $     0.28         $     0.28
                                                                       ===============    ===============

Weighted-average common shares outstanding                                       5,757              5,504
Common stock equivalents due to effect of stock options                             70                139
                                                                       ---------------    ---------------
Total weighted-average common shares and equivalents                             5,827              5,643
                                                                       ---------------    ---------------
         Diluted earnings per share                                         $     0.28         $     0.27
                                                                       ===============    ===============

                                                                         Six Months          Six Months
                                                                            Ended               Ended
                                                                        June 30, 2000       June 30, 1999
                                                                       ---------------     ---------------
Net income                                                                  $    3,553          $    2,910
Weighted-average common shares outstanding                                       5,714               5,519
                                                                       ---------------     ---------------
         Basic earnings per share                                           $     0.62          $     0.53
                                                                       ================    ================

Weighted-average common shares outstanding                                       5,714               5,519
                                                                       ---------------     ---------------
Common stock equivalents due to effect of stock options                             84                 156
                                                                       ---------------     ---------------
Total weighted-average common shares and equivalents                             5,798               5,675
                                                                       ---------------     ---------------
         Diluted earnings per share                                         $     0.61          $     0.51
                                                                       ================    ================
-----------------------------------------------------------------------------------------------------------

         Options to purchase 75,059 shares of common stock at $10.61 per share, 68,176 shares of common stock at $16.36 per share and 86,463 shares of common stock at $16.36 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2000 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2007, June 30, 2008 and June 30, 2009. Options to purchase 68,176 shares of common stock at $16.36 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 1999 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

8.       Comprehensive Income

         In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive loss and related tax effects for the six months ended June 30 consists of:

----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                  2000                               1999
----------------------------------------------------------------------------------------------------------------------------
                                     Unrealized    Reclassification     Unrealized    Reclassification
                                        Loss          Adjustment           Loss          Adjustment
----------------------------------------------------------------------------------------------------------------------------
Before tax amount                      $  (2,817)       $     (100)      $  (6,775)        $      (20)
Tax benefit                                  958                34           2,304                  7
                                       -----------      -----------      ----------        -----------
After tax amount                       $  (1,859)       $      (66)      $  (4,471)        $      (13)
                                       ===========      ===========      ==========        ===========

----------------------------------------------------------------------------------------------------------------------------

         For the six months ended June 30, 2000, total comprehensive income was $1.6 million and for the six months ended June 30, 1999, total comprehensive loss was $1.6 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $128.9 million or 12.5% to $1.2 billion at June 30, 2000 from $1.0 billion at December 31, 1999. This net increase was primarily the result of the acquisition of SHS Bancorp, Inc. ("the acquisition") on February 10, 2000. Cash and cash equivalents, securities, loans receivable, accrued interest receivable, Federal Home Loan Bank stock, premises and equipment, real estate acquired through foreclosure, prepaid expenses and other assets, and bank owned life insurance increased $933,000, $29.7 million, $90.4 million, $784,000, $873,000, $1.4 million, $1.8 million, $2.6 million and
$412,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $123.1 million or 12.5% and an increase in stockholders' equity of $5.8 million or 11.6%. The increase in total liabilities was the result of increases in deposits, borrowed funds, advance payments by borrowers for taxes and insurance, and accrued expenses and other liabilities of $68.6 million, $47.9 million, $2.5 million and $4.0 million, respectively. The increase in stockholders' equity was the result of an increase in common stock and additional paid-in capital of $12,000 and $14.0 million, respectively, offset by an increase in treasury stock, unearned employee stock ownership plan ("ESOP") shares, accumulated other comprehensive loss and a decrease in retained earnings of $2.0 million, $643,000, $1.9 million and $3.7 million, respectively.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $933,000 or 7.3% to $13.7 million at June 30, 2000 from $12.8 million at December 31, 1999. The net increase between June 30, 2000 and December 31, 1999 can be attributed primarily to the acquisition.

Securities. The Company's securities portfolio increased by $29.7 million or 5.3% to $590.8 million at June 30, 2000 from $561.1 million at December 31, 1999. This net increase was primarily the result of the acquisition. During the six months ended June 30, 2000, the Company recorded purchases of available for sale securities of $73.2 million, consisting of purchases of mortgage-backed securities of $58.7 million, corporate bonds of $8.8 million and municipal bonds of $5.7 million. Offsetting the purchases of securities were sales of available for sale securities of $31.1 million, consisting of sales of municipal bonds of $1.7 million, corporate bonds of $441,000 and mortgage-backed securities of $29.0 million, and repayments and maturities of securities of $32.9 million, during the six months ended June 30, 2000.

Loans receivable. Net loans receivable increased $90.4 million or 23.0% to $484.4 million at June 30, 2000 from $393.9 million at December 31, 1999 primarily due to the acquisition. Included in this increase were increases in mortgage loans of $86.4 million or 24.9% and other loans of $9.7 million or 14.1%, partially offset by an increase in deferred loan fees and loans in process of $5.7 million or 34.2% and a decrease in the allowance for loan losses of $53,000 or 1.1%, during the six months ended June 30, 2000.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.1 million or 0.36% and $4.4 million or 0.43% of total assets at June 30, 2000 and December 31, 1999, respectively.

Deposits. Total deposits increased $68.6 million or 15.9% to $500.4 million at June 30, 2000 from $431.8 million at December 31, 1999. This increase was primarily the result of the acquisition. Noninterest bearing deposits, interest bearing deposits and time deposits increased $3.2 million, $19.8 million and $45.6 million, respectively, during the six months ended June 30, 2000.

Borrowed funds and reverse repurchase agreements. Borrowed funds increased $47.9 million or 9.2% to $567.5 million at June 30, 2000 from $519.6 million at December 31, 1999. This increase is primarily the result of the acquisition. FHLB advances and reverse repurchase agreement borrowings increased $14.4 million or 4.5% and $33.5 million or 16.6%, respectively, during the six months ended June 30, 2000.

Stockholders' equity. Stockholders' equity increased $5.8 million or 11.6% to $55.7 million at June 30, 2000 from $49.9 million at December 31, 1999. This increase was principally the result of the acquisition and the 10% stock dividend which generated increases in common stock and additional paid-in capital of $12,000 and $14.0 million, respectively. Offsetting the increases was a decrease in retained earnings of $3.7 million and increases in treasury stock, ESOP shares and accumulated other comprehensive loss of $2.0 million, $643,000 and $1.9 million, respectively.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.6 million and $3.6 million for the three and six months ended June 30, 2000, respectively, as compared to net income of $1.6 million and $2.9 million, respectively, for the same periods in the prior year.

For the three months ended June 30, 2000, net income increased $76,000 or 4.9%. The increase can be attributable to an increase in net interest income and a decrease in the provision for income taxes of $911,000 and $1,000, respectively, offset by an increase in the provision for loan losses and noninterest expense of $124,000 and $655,000, respectively, and a decrease in noninterest income of $57,000.

The $643,000 or 22.1% increase in net income for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was attributable to an increase in net interest income of $1.8 million and a decrease in the provision for loan losses of $331,000. Partially offsetting this increase was an increase in noninterest expense and the provision for income taxes of $1.0 million and $355,000, respectively, and a decrease in noninterest income of $129,000.

Net interest income. Net interest income increased $911,000 or 22.5% to $5.0 million for the three months ended June 30, 2000, compared to $4.1 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $3.6 million offset by an increase in interest expense of $2.7 million.

Net interest income increased $1.8 million or 23.2% to $9.7 million for the six months ended June 30, 2000, compared to $7.9 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $6.6 million offset by an increase in interest expense of $4.7 million.

Interest income. Interest income increased $3.6 million or 22.7% to $19.5 million for the three months ended June 30, 2000, compared to $15.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities, FHLB stock and interest-earning deposits of $2.3 million, $1.2 million, $37,000 and $18,000, respectively.

Interest earned on loans receivable increased $2.3 million or 33.1% to $9.3 million for the three months ended June 30, 2000, compared to $7.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $110.6 million or 29.9% to $480.0 million for the three months ended June 30, 2000, compared to $369.4 million for the same period in the prior year. Additionally, the yield on loans receivable increased to 7.73% for the three months ended June 30, 2000, compared to 7.55% for the same period in the prior year.

Interest earned on securities (on a fully tax equivalent basis utilizing a federal tax rate of 34%) increased $1.2 million or 12.8% to $10.4 million for the three months ended June 30, 2000, compared to $9.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $23.0 million or 4.1% to $585.3 million for the three months ended June 30, 2000, compared to $562.3 million for the same period in the prior year. Additionally, the tax equivalent yield on securities increased to 7.14% for the three months ended June 30, 2000, compared to 6.59% for the same period in the prior year.

Interest income increased $6.6 million or 21.0% to $37.9 million for the six months ended June 30, 2000, compared to $31.3 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities, FHLB stock and interest-earning deposits of $3.7 million, $2.7 million, $60,000 and $40,000, respectively.

Interest earned on loans receivable increased $3.7 million or 26.9% to $17.7 million for the six months ended June 30, 2000, compared to $13.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $91.1 million or 24.9% to $457.4 million for the six months ended June 30, 2000, compared to $366.3 million for the same period in the prior year. Additionally, the yield on loans receivable increased to 7.73% for the six months ended June 30, 2000, compared to 7.60% for the same period in the prior year.

Interest earned on securities (on a fully tax equivalent basis utilizing a federal tax rate of 34%) increased $2.7 million or 16.3% to $20.7 million for the six months ended June 30, 2000, compared to $18.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $24.5 million or 4.4% to $579.4 million for the six months ended June 30, 2000, compared to $554.9 million for the same period in the prior year. Additionally, the tax equivalent yield on securities increased to 7.13% for the six months ended June 30, 2000, compared to 6.53% for the same period in the prior year.

Interest expense. Interest expense increased $2.7 million or 22.8% to $14.6 million for the three months ended June 30, 2000, compared to $11.9 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $1.0 million and $1.7 million, respectively.

Interest incurred on deposits increased $1.0 million or 23.5% to $5.3 million for the three months ended June 30, 2000, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $73.3 million or 17.7% to $488.5 million for the three months ended June 30, 2000, compared to $415.2 million for the same period in the prior year. Additionally, the cost of interest-bearing deposits between the periods increased to 4.36% from 4.14% for the quarters ended June 30, 2000 and 1999, respectively.

Interest incurred on borrowed funds increased $1.7 million or 24.3% to $8.7 million for the three months ended June 30, 2000, compared to $7.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $77.8 million or 16.3% to $555.4 million for the three months ended June 30, 2000, compared to $477.6 million for the same period in the prior year. Additionally, the cost of these funds increased to 6.31% for the three months ended June 30, 2000, compared to 5.89% for the same period in the prior year.

Interest expense increased $4.7 million or 20.2% to $28.2 million for the six months ended June 30, 2000, compared to $23.5 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $1.6 million and $3.2 million, respectively.

Interest incurred on deposits increased $1.6 million or 18.2% to $10.3 million for the six months ended June 30, 2000, compared to $8.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $57.3 million or 13.8% to $473.4 million for the six months ended June 30, 2000, compared to $416.1 million for the same period in the prior year. The cost of interest-bearing deposits increased between the periods to 4.36% from 4.21% for the six months ended June 30, 2000 and 1999, respectively.

Interest incurred on borrowed funds increased $3.2 million or 23.1% to $16.8 million for the six months ended June 30, 2000, compared to $13.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $78.2 million or 16.8% to $543.9 million for the six months ended June 30, 2000, compared to $465.8 million for the same period in the prior year. Additionally, the cost of these funds increased to 6.22% for the six months ended June 30, 2000, compared to 5.92% for the same period in the prior year.

Provision for loan losses. The provision for loan losses increased $124,000 to $127,000 for the three months ended June 30, 2000, compared to $3,000 for the same period in the prior year. The provision for loan losses decreased $331,000, reflecting a recovery of loan losses of $325,000 for the six months ended June 30, 2000, compared to a provision of $6,000 for the same period in the prior year. The $331,000 decrease in the provision for loan losses is attributable to a $605,000 recovery recorded in January associated with the Company's Bennett Lease Pools which was received from the bankruptcy trustee, offset by $153,000 and $127,000 provisions recorded for the first and second quarters, respectively. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at June 30, 2000 amounted to $4.8 million or 0.93% of the Company's total loan portfolio, as compared to $4.8 million or 1.16% at December 31, 1999. The Company's allowance for losses on loans as a percentage of non-performing loans was 212.49% and 111.29% at June 30, 2000 and December 31, 1999, respectively.

Noninterest income. Noninterest income decreased $57,000 or 6.7% to $800,000 for the three months ended June 30, 2000, compared to $857,000 for the same period in the prior year. This decrease can be attributed to a decrease in net gains on the sale of securities available for sale of $205,000, offset by increases in fees and service charges, an increase in the cash surrender value of the bank owned life insurance ("BOLI") and other income of $63,000, $15,000 and $70,000, respectively, between periods. Noninterest income decreased $129,000 or 8.1% to $1.5 million for the six months ended June 30, 2000, compared to $1.6 million for the same period in the prior year. This decrease can be attributed to a decrease in net gains on security sales of $417,000, offset by increases in fees and service charges, an increase in the cash surrender value of the BOLI and other income of $67,000, $39,000 and $182,000, respectively, between periods.

Noninterest expense. Noninterest expense increased $655,000 or 22.0% to $3.6 million for the three months ended June 30, 2000, from $3.0 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, and other expenses of $416,000, $124,000 and $160,000, respectively, offset by a decrease in federal deposit insurance premiums and data processing of $31,000 and $14,000, respectively. The increase in compensation and employee benefits, premises and equipment, and other expenses were primarily the costs of operations of Spring Hill included in the operations of the Company for the three months ended June 30, 2000 as compared to the same period last year. Noninterest expense increased $1.0 million or 17.4% to $7.0 million for the six months ended June 30, 2000, from $6.0 million for the same period in the prior year. The increase in compensation and employee benefits, premises and equipment, data processing and other expenses were primarily the costs of operations of Spring Hill included in the operations of the Company for five of the six months ended June 30, 2000, as compared to the same period last year.

Provision for income taxes. The provision for income taxes decreased $1,000 or 0.3% for the three months ended June 30, 2000 and increased $355,000 or 59.5% to $952,000 for the six months ended June 30, 2000, compared to $375,000 and $597,000, respectively, for the prior year periods. The increase in the provision for income taxes for the six months ended June 30, 2000 is attributable to an increase in pre-tax income of $998,000.

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

--------------------------------------------------------------------------------

(Dollar amounts in thousands)                                             Three months ended June 30,
                                                                  2000                                    1999
                                                    ------------------------------------     -----------------------------------
                                                     Average                     Yield/       Average                    Yield/
                                                     Balance       Interest       Rate        Balance       Interest      Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
    Taxable securities available for sale          $   499,938     $   8,624      6.90%      $ 422,574     $   6,785      6.42%
    Tax-exempt securities available for sale            85,386         1,824      8.54%         92,545         1,901      8.22%
    Taxable securities held to maturity                      -             -      0.00%         40,549           470      4.64%
    Tax-exempt securities held to maturity                   -             -      0.00%          6,663           106      6.36%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       585,324        10,448      7.14%        562,331         9,262      6.59%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Mortgage loans                                     403,941         7,873      7.80%        299,964         5,676      7.57%
    Other loans                                         76,028         1,405      7.39%         69,447         1,294      7.45%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       479,969         9,278      7.73%        369,411         6,970      7.55%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Cash equivalents                                     9,935            82      3.30%          8,615            65      3.02%
    FHLB stock                                          19,308           336      6.96%         18,435           299      6.49%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                        29,243           418      5.72%         27,050           364      5.38%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Total interest-earning assets                    1,094,536        20,144      7.36%        958,792        16,596       6.92%
    Other noninterest-earning assets                    51,514             -          -         37,170             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total assets                               $ 1,146,050     $  20,144      7.03%      $ 995,962     $  16,596      6.67%
                                                   ===========     =========      =====      =========     =========      =====

Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits               $   188,657     $   1,149      2.45%      $ 163,081     $     962      2.37%
    Time deposits                                      299,804         4,141      5.56%        252,088         3,323      5.29%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       488,461         5,290      4.36%        415,169         4,285      4.14%
                                                   -----------     ---------      -----      ---------     ---------      -----
    FHLB advances                                      319,788         5,267      6.62%        334,931         5,061      6.06%
    Reverse repo's & other borrowings                  235,595         3,447      5.88%        142,656         1,958      5.51%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       555,383         8,714      6.31%        477,587         7,019      5.89%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Preferred securities                                24,088           556      9.28%         24,044           557      9.29%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Total interest-bearing liabilities               1,067,932        14,560      5.48%        916,800        11,861      5.19%
    Noninterest-bearing demand deposits                 14,414             -          -         11,455             -          -
    Other noninterest-bearing liabilities                8,478             -          -          6,691             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total liabilities                            1,090,824        14,560      5.37%        934,946        11,861      5.09%
        Stockholders' equity                            55,226             -          -         61,016             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total liabilities and equity               $ 1,146,050     $  14,560      5.11%      $ 995,962     $  11,861      4.78%
                                                   ===========     =========      =====      =========     =========      =====
Net interest income                                                $   5,584                               $   4,735
                                                                   =========                               =========
Interest rate spread (difference between                                          1.88%                                   1.73%
    weighted average rate on interest-earning                                     =====                                   =====
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                 2.04%                                   1.98%
    income as a percentage of average                                             =====                                   =====
    interest-earning assets)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               Six months ended June 30,
                                                                  2000                                    1999
                                                    ------------------------------------     -----------------------------------
                                                     Average                     Yield/       Average                    Yield/
                                                     Balance       Interest       Rate        Balance       Interest      Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
    Taxable securities available for sale          $   493,972     $  17,007      6.89%      $ 404,165     $  12,727      6.30%
    Tax-exempt securities available for sale            85,401         3,653      8.55%         96,694         3,917      8.10%
    Taxable securities held to maturity                      -             -      0.00%         46,696         1,210      5.18%
    Tax-exempt securities held to maturity                   -             -      0.00%          7,329           266      7.26%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       579,373        20,660      7.13%        554,884        18,120      6.53%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Mortgage loans                                     384,893        14,944      7.77%        296,507        11,291      7.62%
    Other loans                                         72,503         2,729      7.53%         69,797         2,634      7.55%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       457,396        17,673      7.73%        366,304        13,925      7.60%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Cash equivalents                                    10,720           166      3.10%          8,501           127      2.99%
    FHLB stock                                          19,090           654      6.85%         18,435           594      6.44%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                        29,810           820      5.50%         26,936           721      5.35%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Total interest-earning assets                    1,066,579        39,153      7.34%        948,124        32,766      6.91%
    Other noninterest-earning assets                    49,555             -          -         36,893             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total assets                               $ 1,116,134     $  39,153      7.02%      $ 985,017     $  32,766      6.65%
                                                   ===========     =========      =====      =========     =========      =====
Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits               $   182,957     $   2,253      2.48%      $ 160,341     $   1,877      2.36%
    Time deposits                                      290,490         8,013      5.55%        255,799         6,805      5.36%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       473,447        10,266      4.36%        416,140         8,682      4.21%
                                                   -----------     ---------      -----      ---------     ---------      -----
    FHLB advances                                      316,724        10,127      6.43%        326,001         9,817      6.07%
    Reverse repo's & other borrowings                  227,182         6,709      5.94%        139,752         3,864      5.58%
                                                   -----------     ---------      -----      ---------     ---------      -----
                                                       543,906        16,836      6.22%        465,753        13,681      5.92%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Preferred securities                                24,082         1,113      9.29%         24,038         1,113      9.34%
                                                   -----------     ---------      -----      ---------     ---------      -----
    Total interest-bearing liabilities               1,041,435        28,215      5.45%        905,931        23,476      5.23%
    Noninterest-bearing demand deposits                 12,884             -          -         10,942             -          -
    Other noninterest-bearing liabilities                7,480             -          -          6,400             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total liabilities                            1,061,799        28,215      5.34%        923,273        23,476      5.13%
        Stockholders' equity                            54,335             -          -         61,744             -          -
                                                   -----------     ---------      -----      ---------     ---------      -----
        Total liabilities and equity               $ 1,116,134     $  28,215      5.08%      $ 985,017     $  23,476      4.81%
                                                   ===========     =========      =====      =========     =========      =====
Net interest income                                                $  10,938                               $   9,290
                                                                   =========                               =========
Interest rate spread (difference between                                          1.89%                                   1.69%
    weighted average rate on interest-earning                                     =====                                   =====
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                 2.05%                                   1.96%
    income as a percentage of average                                             =====                                   =====
    interest-earning assets)
---------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month period ended June 30, 2000 and 1999, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 2000 and 1999 is presented as follows:

-------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                2000 versus 1999

                                                                                          Increase (decrease) due to
                                                                                 ----------------------------------------------
                                                                                  Volume             Rate              Total
-------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                     $  389            $  797            $ 1,186
    Loans                                                                           2,133               175              2,308
    Cash equivalents                                                                   11                 6                 17
    FHLB stock                                                                         15                22                 37
                                                                                   ------            ------            -------
    Total interest-earning assets                                                   2,548             1,000              3,548
                                                                                   ------            ------            -------
 Interest expense:
    Deposits                                                                          786               219              1,005
    FHLB advances                                                                    (236)              442                206
    Reverse repurchases & other borrowings                                          1,352               137              1,489
    Preferred securities                                                                1                (2)                (1)
                                                                                   ------            ------            -------
    Total interest-bearing liabilities                                              1,903               796              2,699
                                                                                   ------            ------            -------
Net interest income                                                                $  645            $  204            $   849
                                                                                   ======            ======            =======
-------------------------------------------------------------------------------------------------------------------------------

The table analyzing changes in interest income between the six months ended June 30, 2000 and 1999 is presented as follows:

-------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                2000 versus 1999

                                                                                          Increase (decrease) due to
                                                                                 ----------------------------------------------
                                                                                  Volume             Rate              Total
-------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                     $  824           $ 1,716            $ 2,540
    Loans                                                                           3,516               232              3,748
    Cash equivalents                                                                   34                 5                 39
    FHLB stock                                                                         22                38                 60
                                                                                   ------           -------            -------
    Total interest-earning assets                                                   4,396             1,991              6,387
                                                                                   ------           -------            -------
 Interest expense:
    Deposits                                                                        1,232               352              1,584
    FHLB advances                                                                    (285)              595                310
    Reverse repurchases & other borrowings                                          2,566               279              2,845
    Preferred securities                                                                2                (2)                 -
                                                                                   ------           -------            -------
    Total interest-bearing liabilities                                              3,515             1,224              4,739
                                                                                   ------           -------            -------
 Net interest income                                                               $  881           $   767            $ 1,648
                                                                                   ======           =======            =======
-------------------------------------------------------------------------------------------------------------------------------

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

As of June 30, 2000, the implementation of these asset and liability initiatives resulted in the following: (i) $210.5 million or 41.2% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less;
(ii) $146.8 million or 40.6% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $134.8 million or 32.2% of the Company's portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $448.4 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $507.0 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $58.6 million or a negative 5.0% of total assets. At June 30, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 88.4%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At June 30, 2000, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. The Company's $50.0 million in notional amounts of interest rate caps insulates against rising interest rates. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 10.1% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a minimum level of liquidity to assure its ability to meet demands for customers' withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratio fluctuates depending primarily upon deposit flows but has been consistently maintained at levels in excess of the required percentage. At June 30, 2000, the Bank's liquidity ratio was 15.7%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 2000, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $14.2 million, unused lines of credit totaling $24.3 million and $13.6 million of undisbursed loans in process.

At June 30, 2000, certificates of deposit amounted to $302.9 million or 60.5% of the Company's total consolidated deposits, including $194.8 million which were scheduled to mature by June 30, 2001. At the same date, the total amount of FHLB advances which were scheduled to mature by June 30, 2001 was $138.1 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2001 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 2000, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 16.2%, respectively.

RECENT ACCOUNTING, REGULATORY AND OTHER MATTERS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to a variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement was to be effective for fiscal years beginning June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No.133", which delays the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company has not determined the impact of the adoption of the standard at this time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On April 18, 2000, the Company held its Annual Meeting of Stockholders. Nominees for two director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)
---------------------

         Director                      For          Withheld         Not Voted         Term/Expiration
         --------                      ---          ---------        ---------         ---------------
         Charles Delman             4,611,108         132,902          915,114         Three Years/2003
         Edmund C. Smith            4,609,478         134,532          915,114         Three Years/2003


Ratification of Appointment of KPMG LLP as Independent Public Accountants for
-----------------------------------------------------------------------------
the Company for 2000 (Proposal Two)
--------------------


           For             Against          Abstain           Not Voted
           ---             -------          -------           ---------
        4,678,787           51,715           13,508             915,115


No other proposals were considered at the annual meeting.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibit 11 -- Statement re: computation of per share earnings

(b)    Exhibit 27 -- Financial Data Schedule

(c) Form 8-K - The Company filed a Form 8-K dated April 18, 2000 to report a 10% stock dividend payable May 31, 2000 to stockholders of record at the close of business on May 17, 2000.

       Form 8-K - The Company filed a Form 8-K dated May 8, 2000 to report the merger of its two subsidiary savings institutions.

       Form 8-K - The Company filed a Form 8-K dated May 23, 2000 to report the change in the Company's certifying accountant.

       Form 8-K/A - The Company filed a Form 8-K/A dated May 31, 2000 to report the change in the Company's certifying accountant.

       Form 8-K - The Company filed a Form 8-K dated June 21, 2000 to report a $0.10 cash dividend payable on July 25, 2000 to stockholders of record at the close of business on June 30, 2000.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION


Date:  August 14, 2000               By:   /s/ Charlotte A. Zuschlag
                                     ----------------------------------
                                     Charlotte A. Zuschlag
                                     President and Chief Executive Officer


Date:  August 14, 2000               By:   /s/ Charles P. Evanoski
                                     ----------------------------------
                                     Charles P. Evanoski
                                     Senior Vice President and
                                     Chief Financial Officer