Form 10-Q
period 2000-09-30
ESB FINANCIAL CORP
filed 2000-11-13
CIK 872835

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                    For Quarter Ended:  September 30, 2000
                                        ------------------


                       Commission File Number:  0-19345
                                                -------


                           ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                                              25-1659846
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

600 Lawrence Avenue, Ellwood City, PA                                     16117
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (724) 758-5584
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes _____ No
                                  -----

     Number of shares of common stock outstanding as of  October 31, 2000:

  Common Stock, $0.01 par value                              6,031,996 shares
  -----------------------------                              ----------------
              (Class)                                          (Outstanding)

================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of September 30, 2000 (Unaudited) and December 31, 1999....................  1

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2000 and 1999 (Unaudited).................  2

           Consolidated Statement of Changes in Stockholders' Equity
           For the nine months ended September 30, 2000 (Unaudited)......................  3

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 (Unaudited)..........................  4

           Notes to Consolidated Financial Statements....................................  6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.............................. 12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................... 22


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings............................................................. 23

Item 2.    Changes in Securities......................................................... 23

Item 3.    Defaults Upon Senior Securities............................................... 23

Item 4.    Submission of Matters to a Vote of Security Holders........................... 23

Item 5.    Other Information............................................................. 23

Item 6.    Exhibits and Reports on Form 8-K.............................................. 23

           Signatures.................................................................... 24

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1. Financial Statements
----------------------------

                  ESB Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
          As of September 30, 2000 (Unaudited) and December 31, 1999
                         (Dollar amounts in thousands)

                                                                                            September 30,       December 31,
                                                                                                2000                1999
                                                                                             (Unaudited)
                                                                                          -----------------   -----------------
                               Assets
                               ------

Cash on hand and in banks                                                                  $          3,531    $          6,712
Interest-earning deposits                                                                             8,378               5,780
Federal funds sold                                                                                    2,563                 269
Securities available for sale; amortized cost of $607,164 and $579,046                              592,979             561,125
Loans receivable, net of allowance for loan losses of $4,831 and $4,823                             493,812             393,929
Accrued interest receivable                                                                           7,903               6,871
Federal Home Loan Bank (FHLB) stock                                                                  19,308              18,435
Premises and equipment, net                                                                           8,756               6,880
Real estate acquired through foreclosure, net                                                         1,976                  71
Prepaid expenses and other assets                                                                    16,887              16,589
Bank owned life insurance                                                                            16,423              15,784
                                                                                          -----------------   -----------------

           Total assets                                                                    $      1,172,516    $      1,032,445
                                                                                          =================   =================

                Liabilities and Stockholders' equity
                ------------------------------------

Liabilities:
     Deposits                                                                              $        506,530    $        431,783
     Borrowed funds                                                                                 366,215             317,636
     Reverse repurchase agreements                                                                  204,201             201,920
     Guaranteed preferred beneficial interest in subordinated debt, net                              24,104              24,071
     Advance payments by borrowers for taxes and insurance                                            2,521               3,339
     Accrued expenses and other liabilities                                                           8,097               3,814
                                                                                          -----------------   -----------------

        Total liabilities                                                                         1,111,668             982,563
                                                                                          =================   =================

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        none issued                                                                                       -                   -
     Common stock, $.01 par value, 10,000,000 shares authorized; 7,490,803 and
        6,847,515 shares issued; 6,041,212 and 5,612,415 shares outstanding                              75                  63
     Additional paid-in capital                                                                      73,642              59,686
     Treasury stock, at cost; 1,449,591 and 1,235,100 shares                                        (21,546)            (19,214)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                            (3,606)             (3,076)
     Unvested shares held by Management Recognition Plan (MRP)                                         (237)               (237)
     Retained earnings, substantially restricted                                                     21,882              24,488
     Accumulated other comprehensive loss, net                                                       (9,362)            (11,828)
                                                                                          -----------------   -----------------

        Total stockholders' equity                                                                   60,848              49,882
                                                                                          -----------------   -----------------

           Total liabilities and stockholders' equity                                      $      1,172,516    $      1,032,445
                                                                                          =================   =================

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
  For the three and nine months ended September 30, 2000 and 1999 (Unaudited)
               (Dollar amounts in thousands, except share data)

                                                                                  Three Months Ended        Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                ----------------------    ----------------------
                                                                                   2000        1999          2000        1999
                                                                                ----------  ----------    ----------  ----------
Interest income:
    Loans receivable                                                             $   9,489    $  7,159      $ 27,162    $ 21,084
    Securities available for sale                                                   10,005       8,899        29,422      24,211
    Securities held to maturity                                                          -           -             -       1,386
    FHLB stock                                                                         352         314         1,006         908
    Deposits with banks and federal funds sold                                          99          73           266         200
                                                                                ----------  ----------    ----------  ----------
       Total interest income                                                        19,945      16,445        57,856      47,789
                                                                                ----------  ----------    ----------  ----------
Interest expense:
    Deposits                                                                         5,692       4,331        15,958      13,012
    Borrowed funds                                                                   8,894       7,380        25,730      21,062
    Guaranteed preferred beneficial interest in subordinated debt                      557         557         1,670       1,670
                                                                                ----------  ----------    ----------  ----------
       Total interest expense                                                       15,143      12,268        43,358      35,744
                                                                                ----------  ----------    ----------  ----------

Net interest income                                                                  4,802       4,177        14,498      12,045
    Provision for (recovery of) loan losses                                             11           3          (314)          9
                                                                                ----------  ----------    ----------  ----------

Net interest income after provision for (recovery of) loan losses                    4,791       4,174        14,812      12,036
                                                                                ----------  ----------    ----------  ----------
Noninterest income:
    Fees and service charges                                                           395         335         1,127       1,000
    Net realized (loss) gain on sale of securities available for sale                  (37)        (19)          (33)        401
    Increase of cash surrender value of bank owned life insurance                      227         197           640         571
    Other                                                                              125         112           441         247
                                                                                ----------  ----------    ----------  ----------
       Total noninterest income                                                        710         625         2,175       2,219
                                                                                ----------  ----------    ----------  ----------

Noninterest expense:
    Compensation and employee benefits                                               1,985       1,787         5,985       5,041
    Premises and equipment                                                             509         391         1,446       1,115
    Federal deposit insurance premiums                                                  23          69            74         194
    Data processing                                                                    150          96           454         363
    Other                                                                            1,013         747         2,702       2,327
                                                                                ----------  ----------    ----------  ----------
       Total noninterest expense                                                     3,680       3,090        10,661       9,040
                                                                                ----------  ----------    ----------  ----------

Income before provision for income taxes                                             1,821       1,709         6,326       5,215
    Provision for income taxes                                                         187         288         1,139         885
                                                                                ----------  ----------    ----------  ----------

Net income                                                                        $  1,634    $  1,421      $  5,187    $  4,330
                                                                                ==========  ==========    ==========  ==========

Net income per share:
       Basic                                                                      $   0.28    $   0.26      $   0.91    $   0.79
       Diluted                                                                    $   0.28    $   0.25      $   0.89    $   0.77

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity For the nine months ended September 30, 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                       Accumulated
                                                                                                          other
                                             Additional             Unearned   Unvested               comprehensive      Total
                                    Common    paid-in    Treasury     ESOP       MRP      Retained   income, net of   stockholders'
                                     stock    capital     stock      shares     shares    earnings         tax           equity
                                   --------- ---------- ---------- ---------- ---------- ---------- ---------------- --------------
Balance at December 31, 1999        $    63   $ 59,686  $ (19,214)  $ (3,076)  $   (237)  $ 24,488   $     (11,828)   $    49,882

Comprehensive results:
  Net income                              -          -          -          -          -      5,187               -          5,187
  Other comprehensive results, net        -          -          -          -          -          -           2,436          2,436
  Reclassification adjustment             -          -          -          -          -          -              30             30
                                   --------- ---------- ---------- ---------- ---------- ---------- ---------------- --------------
Total comprehensive results               -          -          -          -          -      5,187           2,466          7,653
Common stock issued as a result
  of the acquisition of SHS
  Bancorp, Inc. (SHS)                     6      8,065          -       (888)         -          -               -          7,183
Cash dividends at $0.28 per share         -          -          -          -          -     (1,594)              -         (1,594)
Common stock dividend of 10%              6      5,921          -          -          -     (5,927)              -              -
Payment of cash in lieu of fractional
  shares for 10% stock dividend           -         (5)         -          -          -          -               -             (5)
Purchase of treasury stock, at
  cost (243,399 shares)                   -          -     (2,765)         -          -          -               -         (2,765)
Reissuance of treasury stock
  for stock option exercises              -          -        433          -          -       (272)              -            161
Principal payments on ESOP debt           -        (25)         -        456          -          -               -            431
Additional ESOP shares purchased          -          -          -        (98)         -          -               -            (98)
                                   --------- ---------- ---------- ---------- ---------- ---------- ---------------- --------------
Balance at September 30, 2000       $    75   $ 73,642  $ (21,546)  $ (3,606)  $   (237)  $ 21,882   $      (9,362)   $    60,848
                                   ========= ========== ========== ========== ========== ========== ================ ==============

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
       For the nine months ended September 30, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             -------------------------------
                                                                                                 2000               1999
                                                                                             ------------       ------------
Operating activities:
     Net income                                                                               $    5,187         $    4,330
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                 569                449
            (Recovery of) provision for losses                                                      (209)                17
            Amortization of premiums and accretion of discounts                                     (211)             1,147
            Origination of loans available for sale                                               (1,700)            (8,894)
            Proceeds from sale of loans available for sale                                         1,711              8,966
            Net loss (gain) on sale of securities available for sale                                  33               (401)
            Amortization of intangible assets                                                        546                452
            Compensation expense on ESOP                                                             431                350
            Increase in accrued interest receivable                                                 (468)               -
            Decrease (increase) in prepaid expenses and other assets                                 987               (552)
            Increase in accrued expenses and other liabilities                                     3,147              2,677
            Other                                                                                 (2,914)            (1,842)
                                                                                             ------------       ------------
         Net cash provided by operating activities                                                 7,109              6,699
                                                                                             ------------       ------------

Investing activities:
     Loan originations and purchases                                                            (114,947)          (111,867)
     Purchases of securities available for sale                                                 (105,084)          (195,079)
     Purchases of FHLB stock                                                                        (246)               -
     Additions to premises and equipment                                                          (1,530)            (1,254)
     Principal repayments of loans receivable                                                     73,978             93,575
     Principal repayments of securities available for sale                                        51,361             71,749
     Principal repayments of securities held to maturity                                             -                8,324
     Proceeds from the sale of securities available for sale                                      49,260             73,548
     Proceeds from the sale of REO                                                                   108                 32
     Payment for purchase of SHS, net of cash acquired                                            (3,082)               -
                                                                                             ------------       ------------
         Net cash used in investing activities                                                   (50,182)           (60,972)
                                                                                             ------------       ------------
Financing activities:
     Net increase (decrease) in deposits                                                           7,315               (947)
     Proceeds from long-term borrowings                                                          178,057            117,534
     Repayments of long-term borrowings                                                         (162,076)           (95,405)
     Net increase in short-term borrowings                                                        25,765             36,516
     Proceeds received from exercise of stock options                                                161                124
     Dividends paid                                                                               (1,575)            (1,417)
     Payments to acquire treasury stock                                                           (2,765)            (2,450)
     Stock purchased by ESOP                                                                         (98)              (346)
                                                                                             ------------       ------------
         Net cash provided by financing activities                                                44,784             53,609
                                                                                             ------------       ------------

Net increase (decrease) in cash equivalents                                                        1,711               (664)
Cash equivalents at beginning of period                                                           12,761             10,303
                                                                                             ------------       ------------
Cash equivalents at end of period                                                             $   14,472         $    9,639
                                                                                             ============       ============

Continued.

                  ESB Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows, (Continued)
       For the nine months ended September 30, 2000 and 1999 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             -------------------------------
                                                                                                 2000               1999
                                                                                             ------------       ------------
Supplemental information:

Interest paid                                                                                 $   46,693         $   36,410
Income taxes paid                                                                                  2,038                845
Non-cash transactions:
    Transfers from loans receivable to real estate acquired
       through foreclosure                                                                         2,050                361
    Transfers of securities from held to maturity to
       available for sale                                                                              -             54,464
    Dividends declared but not paid                                                                  605                462


Supplemental schedule of non-cash investing and finance activities:

The Company purchased all of the common stock of SHS Bancorp for $14.5 million. In connection with the acquisition, the assets acquired and liabilities assumed were as follows:
       Fair value of assets acquired                                                          $   91,550         $        -
       Stock and stock options issued for the purchase of SHS Bancorp
           common stock                                                                           (8,071)                 -
       Cash paid for SHS Bancorp common stock                                                     (6,448)                 -
       Liabilities assumed                                                                       (79,116)                 -
                                                                                             ------------       ------------
           Excess liabilities assumed over assets acquired                                    $   (2,085)        $        -
                                                                                             ============       ============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

     ESB Financial Corporation (the "Company") is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. ("ESB" or "the Bank"), and other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc., ESB Financial Services and AMSCO, Inc.

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

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current periods reporting format.

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

     The unaudited condensed pro forma combined statements of operations for the nine months ended September 30, 2000 combines Spring Hill's results of operations for the period January 1, 2000 through February 10, 2000, and the Company's results of operations for the nine months ended September 30, 2000, which include Spring Hill's results of operations from February 10, 2000. The unaudited condensed pro forma combined statements of operations include the estimated effect of a pro forma adjustment for the amortization of goodwill attributed to the merger that would have been realized had the acquisition actually occurred at the beginning of the respective periods.

     The unaudited condensed pro forma combined statement of operations information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or results of operations that would have actually occurred had the acquisition been in effect for the periods presented.

     The unaudited condensed pro forma combined statements of operations for the nine month periods ended September 30, 2000 and 1999 are as follows:

    -----------------------------------------------------------------------------------------------------------------------
    (Dollar amounts in thousands, except share data)                        Pro Forma                    Pro Forma
                                                                         combined for the            combined for the
                                                                         nine months ended           nine months ended
                                                                         September 30, 2000          September 30, 1999
    -----------------------------------------------------------------------------------------------------------------------
    Interest income                                                      $           58,402          $           52,793

    Interest expense                                                                 43,665                      38,490
                                                                        --------------------        --------------------
        Net interest income before (recovery of)
          provision for loan losses                                                  14,737                      14,303

    (Recovery of) provision for loan losses                                            (264)                         64
                                                                        --------------------        --------------------
        Net interest income after (recovery of)
          provision for loan losses                                                  15,001                      14,239

    Other operating income                                                            2,181                       2,282

    Other operating expenses                                                         10,825                      10,803
                                                                        --------------------        --------------------
        Income before provision
          for income taxes                                                            6,357                       5,718

    Provision for income taxes                                                        1,164                       1,159
                                                                        --------------------        --------------------
        Net income                                                       $            5,193          $            4,559
                                                                        ====================        ====================

    Earnings per share

        Basic                                                            $             0.91          $             0.74

        Diluted                                                          $             0.90          $             0.72

    -----------------------------------------------------------------------------------------------------------------------

3.    Securities

      The Company's securities available for sale portfolio is summarized as follows:

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Amortized       Unrealized       Unrealized         Fair
                                                        cost             gains           losses           value
-------------------------------------------------------------------------------------------------------------------
Available for sale:
-------------------
     As of September 30, 2000
         Trust Preferred securities                   $   2,000         $    --         $    (347)       $   1,653
         U.S. Government securities                      19,983              --              (357)          19,626
         Municipal securities                            91,094               529          (3,279)          88,344
         Equity securities                                2,592                38            (474)           2,156
         Corporate Bonds                                 73,564               100          (2,867)          70,797
         Mortgage-backed securities                     417,931               964          (8,492)         410,403
                                                      ---------         ---------       ---------        ---------
                                                      $ 607,164         $   1,631       $ (15,816)       $ 592,979
                                                      =========         =========       =========        =========
     As of December 31, 1999:
         Trust Preferred securities                   $   3,274         $    --         $    (443)       $   2,831
         U.S. Government securities                      22,980              --              (641)          22,339
         Municipal securities                            89,597               741          (4,871)          85,467
         Equity securities                                2,682                75            (450)           2,307
         Corporate Bonds                                 52,664              --            (1,351)          51,313
         Mortgage-backed securities                     407,849               666         (11,647)         396,868
                                                      ---------         ---------       ---------        ---------
                                                      $ 579,046         $   1,482       $ (19,403)       $ 561,125
                                                      =========         =========       =========        =========
-------------------------------------------------------------------------------------------------------------------

4.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------
                                                     September 30,            December 31,
(In thousands)                                           2000                     1999
----------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                      $   328,603              $   249,966
     Residential - multi family                            15,783                   15,035
     Commercial real estate                                47,735                   39,171
     Construction                                          48,394                   42,935
                                                     -------------            -------------
                                                          440,515                  347,107
Other loans:
     Consumer loans                                        67,584                   59,351
     Commercial business                                   11,487                    8,884
                                                     -------------            -------------
                                                          519,586                  415,342
Less:
     Allowance for loan losses                              4,831                    4,823
     Deferred loan fees and net discounts                   1,293                      858
     Loans in process                                      19,650                   15,732
                                                     -------------            -------------
                                                      $   493,812              $   393,929
                                                     =============            =============
----------------------------------------------------------------------------------------------

5.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:

     ----------------------------------------------------------------------------------------------------------------
     (Dollar amounts in thousands)                September 30, 2000                     December 31, 1999
                                        -------------------------------------   -------------------------------------
                                        Weighted                                Weighted
                                        average                                 average
            Type of accounts              rate        Amount            %         rate        Amount            %
     ----------------------------------------------------------------------------------------------------------------
     Noninterest-bearing deposits            -        $ 11,172          2.2%        -           $ 8,094         1.9%
     Interest-bearing demand deposits    2.43%         179,982         35.5%     2.47%          166,448        38.5%
     Time deposits                       5.93%         315,376         62.3%     5.37%          257,241        59.6%
                                                    -----------   -----------               ------------  -----------
                                         4.65%       $ 506,530        100.0%     4.23%        $ 431,783       100.0%
                                                    ===========   ===========               ============  ===========

     Time deposits mature as follows:

     Within one year                                 $ 192,539         38.0%                  $ 178,944        41.4%
     After one year through two years                   50,833         10.0%                     40,709         9.4%
     After two years through three years                56,529         11.2%                     15,213         3.5%
     Thereafter                                         15,475          3.1%                     22,375         5.2%
                                                    -----------   -----------               ------------  -----------
                                                     $ 315,376         62.3%                  $ 257,241        59.6%
                                                    ===========   ===========               ============  ===========
     ----------------------------------------------------------------------------------------------------------------

6.   Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:

     -------------------------------------------------------------------------------------------------------------
     (Dollar amounts in thousands)                                   September 30, 2000       December 31, 1999
                                                                   ----------------------  -----------------------
                                                                   Weighted                Weighted
                                                                    average                 average
                                                                     rate       Amount       rate        Amount
     -------------------------------------------------------------------------------------------------------------
     FHLB advances:
         Due within 12 months                                        6.19%     $ 118,361     6.17%      $ 179,044
         Due beyond 12 months but within 2 years                     6.89%        53,801     5.46%         48,707
         Due beyond 2 years but within 3 years                       6.48%       147,780     6.09%         53,435
         Due beyond 3 years but within 4 years                       6.75%        41,655     5.89%         35,655
         Due beyond 4 years but within 5 years                       7.06%           468     8.31%             55
         Due beyond 5 years                                          6.66%         3,990     7.05%            571
                                                                              -----------             ------------
                                                                                 366,055                  317,467

     Treasury tax and loan note payable                              6.34%           160     5.20%            169
                                                                              -----------             ------------
                                                                               $ 366,215                $ 317,636
                                                                              ===========             ============

     Reverse repurchase agreements:
         Due within 12 months                                        5.99%      $ 98,561     5.55%       $ 65,880
         Due beyond 12 months but within 2 years                     6.38%        54,040     5.82%         72,000
         Due beyond 2 years but within 3 years                       6.11%        40,600     6.05%         64,040
         Due beyond 3 years but within 4 years                       7.30%        11,000                        -
                                                                              -----------             ------------
                                                                               $ 204,201                $ 201,920
                                                                              ===========             ============
     -------------------------------------------------------------------------------------------------------------

7.   Net Income Per Share

     Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's stock dividend declared on April 18, 2000.

     The following table summarizes the Company's net income per share.

      ------------------------------------------------------------------------------------------------------------------
      (Amounts, except earnings per share, in thousands)
      ------------------------------------------------------------------------------------------------------------------

                                                                            Three Months               Three Months
                                                                               Ended                       Ended
                                                                         September 30, 2000         September 30, 1999
                                                                       -----------------------  ------------------------
      Net income                                                                  $     1,634               $     1,421
      Weighted-average common shares outstanding                                        5,739                     5,451
                                                                       -----------------------  ------------------------

           Basic earnings per share                                               $      0.28               $      0.26
                                                                       =======================  ========================
      Weighted-average common shares outstanding                                        5,739                     5,451
      Common stock equivalents due to effect of stock options                              64                       120
                                                                       -----------------------  ------------------------
      Total weighted-average common shares and equivalents                              5,803                     5,571

           Diluted earnings per share                                             $      0.28               $      0.25
                                                                       =======================  ========================

                                                                            Nine Months                 Nine Months
                                                                               Ended                       Ended
                                                                         September 30, 2000         September 30, 1999
                                                                       -----------------------  ------------------------
      Net income                                                                  $     5,187               $     4,330
      Weighted-average common shares outstanding                                        5,722                     5,496
                                                                       -----------------------  ------------------------
           Basic earnings per share                                               $      0.91               $      0.79
                                                                       =======================  ========================

      Weighted-average common shares outstanding                                        5,722                     5,496
      Common stock equivalents due to effect of stock options                              78                       144
                                                                       -----------------------  ------------------------
      Total weighted-average common shares and equivalents                              5,800                     5,640
           Diluted earnings per share                                             $      0.89               $      0.77
                                                                       =======================  ========================
    --------------------------------------------------------------------------------------------------------------------

     Options to purchase 73,729 shares of common stock at $10.61 per share, 66,966 shares of common stock at $16.36 per share, 85,198 shares of common stock at $12.73 per share and 121,954 shares of common stock at $10.38 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2000 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010. Options
     to purchase 68,293 shares of common stock at $16.36 per share and 86,465 shares of common stock at $12.73 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008 and June 30, 2009, respectively.

8.   Comprehensive Income

     In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive gain (loss) and related tax effects for the nine months ended September 30 consists of:

   ----------------------------------------------------------------------------------------
   (In thousands)                      2000                             1999
   ----------------------------------------------------------------------------------------
                              Unrealized   Reclassification   Unrealized   Reclassification
                                 Gain         Adjustment         Loss         Adjustment
                              ----------   ----------------   ----------   ----------------
   Before tax amount          $    3,691   $            45    $   (6,775)  $            (20)

   Tax (expense) benefit          (1,255)              (15)        2,304                  7
                              ----------   ---------------    ----------   ----------------

   After tax amount           $    2,436   $            30    $   (4,471)  $            (13)
                              ==========   ===============    ==========   ================
   ----------------------------------------------------------------------------------------

     For the nine months ended September 30, 2000, total comprehensive income was $7.7 million and for the nine months ended September 30, 1999, total comprehensive loss was $4.6 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $140.1 million or 13.6% to $1.2 billion at September 30, 2000 from $1.0 billion at December 31, 1999. This net increase was primarily the result of the acquisition of SHS Bancorp, Inc. ("the acquisition") on February 10, 2000. See note 2 to consolidated financial statements. Cash and cash equivalents, securities, loans receivable, accrued interest receivable, Federal Home Loan Bank stock, premises and equipment, real estate acquired through foreclosure, prepaid expenses and other assets, and bank owned life insurance increased $1.7 million, $31.9 million, $99.9 million, $1.0 million, $873,000, $1.9 million, $1.9 million, $298,000 and $639,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $129.1 million or 13.1% and an increase in stockholders' equity of $11.0 million or 22.0%. The increase in total liabilities was the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $74.7 million, $50.9 million, and $4.3 million, respectively. Partially offsetting the increase was a decrease in advance payments by borrowers for taxes and insurance of $818,000. The increase in stockholders' equity was the result of an increase in common stock and additional paid-in capital of $12,000 and $14.0 million, respectively, and a decrease in accumulated other comprehensive loss of $2.5 million, offset by an increase in treasury stock, unearned employee stock ownership plan ("ESOP") shares and a decrease in retained earnings of $2.3 million, $530,000 and $2.6 million, respectively.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $1.7 million or 13.4% to $14.5 million at September 30, 2000 from $12.8 million at December 31, 1999. The net increase between September 30, 2000 and December 31, 1999 can be attributed primarily to the acquisition.

Securities. The Company's securities portfolio increased by $31.9 million or 5.7% to $593.0 million at September 30, 2000 from $561.1 million at December 31, 1999. This net increase was primarily the result of the acquisition. During the nine months ended September 30, 2000, the Company recorded purchases of available for sale securities of $105.1 million, consisting of purchases of mortgage-backed securities of $74.4 million, corporate bonds of $20.9 million, municipal bonds of $9.6 million and equity securities of $200,000. Offsetting the purchases of securities were sales of available for sale securities of $49.3 million, consisting of sales of municipal bonds of $5.8 million, corporate bonds of $2.4 million, mortgage-backed securities of $40.7 million and equity securities of $325,000, and repayments and maturities of securities of $51.3 million, during the nine months ended September 30, 2000.

Loans receivable. Net loans receivable increased $99.9 million or 25.4% to $493.8 million at September 30, 2000 from $393.9 million at December 31, 1999 primarily due to the acquisition. Included in this increase were increases in mortgage loans of $93.4 million or 26.9% and other loans of $10.8 million or 15.9%, partially offset by increases in allowance for loan losses, deferred loan fees and loans in process of $8,000, $435,000 and $3.9 million, respectively, during the nine months ended September 30, 2000.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.2 million or 0.35% and $4.4 million or 0.43% of total assets at September 30, 2000 and December 31, 1999, respectively.

Deposits. Total deposits increased $74.7 million or 17.3% to $506.5 million at September 30, 2000 from $431.8 million at December 31, 1999. This increase was primarily the result of the acquisition. Noninterest bearing deposits, interest bearing deposits and time deposits increased $3.1 million, $13.5 million and $51.4 million, respectively, during the nine months ended September 30, 2000.

Borrowed funds. Borrowed funds increased $50.9 million or 9.8% to $570.4 million at September 30, 2000 from $519.6 million at December 31, 1999. This increase is primarily the result of the acquisition. FHLB advances and reverse repurchase agreement borrowings increased $48.6 million or 15.3% and $2.3 million or 1.1%, respectively, during the nine months ended September 30, 2000.

Stockholders' equity. Stockholders' equity increased $11.0 million or 22.0% to $60.8 million at September 30, 2000 from $49.9 million at December 31, 1999. This increase was principally the result of the acquisition and the 10% stock dividend which generated increases in common stock and additional paid-in capital of $12,000 and $14.0 million, respectively, and a decrease in accumulated other comprehensive loss of $2.5 million. Offsetting the increases was a decrease in retained earnings of $2.6 million and increases in treasury stock and ESOP shares of $2.3 million and $530,000, respectively.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.6 million and $5.2 million for the three and nine months ended September 30, 2000, respectively, as compared to net income of $1.4 million and $4.3 million, respectively, for the same periods in the prior year.

For the three months ended September 30, 2000, net income increased $213,000 or 15.0%. The increase can be attributable to increases in net interest income and non interest income and a decrease in the provision for income taxes of $625,000, $85,000 and $101,000, respectively, offset by an increase in the provision for loan losses and noninterest expense of $8,000 and $590,000, respectively.

The $857,000 or 19.8% increase in net income for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was attributable to an increase in net interest income of $2.5 million and a decrease in the provision for loan losses of $323,000. Partially offsetting this increase was an increase in noninterest expense and the provision for income taxes of $1.6 million and $254,000, respectively, and a decrease in noninterest income of $44,000.

Net interest income. Net interest income increased $625,000 or 15.0% to $4.8 million for the three months ended September 30, 2000, compared to $4.2 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $3.5 million offset by an increase in interest expense of $2.9 million.

Net interest income increased $2.5 million or 20.4% to $14.5 million for the nine months ended September 30, 2000, compared to $12.0 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $10.1 million offset by an increase in interest expense of $7.6 million.

Interest income. Interest income increased $3.5 million or 21.3% to $19.9 million for the three months ended September 30, 2000, compared to $16.4 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities, FHLB stock and interest-earning deposits of $2.3 million, $1.1 million, $38,000 and $26,000, respectively.

Interest earned on loans receivable increased $2.3 million or 32.6% to $9.5 million for the three months ended September 30, 2000, compared to $7.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $116.1 million or 30.7% to $494.6 million for the three months ended September 30, 2000, compared to $378.5 million for the same period in the prior year. Additionally, the yield on loans receivable increased to 7.67% for the three months ended September 30, 2000, compared to 7.57% for the same period in the prior year.

Interest earned on securities (on a fully tax equivalent basis utilizing a federal tax rate of 34%) increased $1.1 million or 11.5% to $10.6 million for the three months ended September 30, 2000, compared to $8.9 million for the same period in the prior year. This increase was primarily attributable to an increase in the tax equivalent yield on securities from 7.27% for the three months ended September 30, 2000 from 6.77% for the same period in the prior year. Additionally, the average balance of securities held increased $22.1 million or 3.9% to $585.8 million for the three months ended September 30, 2000, compared to $563.7 million for the same period in the prior year.

Interest income increased $10.1 million or 21.1% to $57.9 million for the nine months ended September 30, 2000, compared to $47.8 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities, FHLB stock and interest-earning deposits of $6.1 million, $3.6 million, $98,000 and $66,000, respectively.

Interest earned on loans receivable increased $6.1 million or 28.8% to $27.2 million for the nine months ended September 30, 2000, compared to $21.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $99.4 million or 26.9% to $469.8 million for the nine months ended September 30, 2000, compared to $370.4 million for the same period in the prior year. Additionally, the yield on loans receivable increased to 7.71% for the nine months ended September 30, 2000, compared to 7.59% for the same period in the prior year.

Interest earned on securities (on a fully tax equivalent basis utilizing a federal tax rate of 34%) increased $3.6 million or 13.2% to $31.3 million for the nine months ended September 30, 2000, compared to $27.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the tax equivalent yield on securities from 7.18% for the nine months ended September 30, 2000 from 6.61% for the same period in the prior year. Additionally, the average balance of securities held increased $23.7 million or 4.2% to $581.5 million for the nine months ended September 30, 2000, compared to $557.8 million for the same period in the prior year.

Interest expense. Interest expense increased $2.9 million or 23.4% to $15.1 million for the three months ended September 30, 2000, compared to $12.3 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $1.4 million and $1.5 million, respectively.

Interest incurred on deposits increased $1.4 million or 31.4% to $5.7 million for the three months ended September 30, 2000, compared to $4.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $77.4 million or 18.6% to $494.2 million for the three months ended September 30, 2000, compared to $416.8 million for the same period in the prior year. Additionally, the cost of interest-bearing deposits between the periods increased to 4.58% from 4.12% for the quarters ended September 30, 2000 and 1999, respectively.

Interest incurred on borrowed funds increased $1.5 million or 20.5% to $8.9 million for the three months ended September 30, 2000, compared to $7.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $66.5 million or 13.4% to $560.7 million for the three months ended September 30, 2000, compared to $494.3 million for the same period in the prior year. Additionally, the cost of these funds increased to 6.31% for the three months ended September 30, 2000, compared to 5.92% for the same period in the prior year.

Interest expense increased $7.6 million or 21.3% to $43.3 million for the nine months ended September 30, 2000, compared to $35.7 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $2.9 million and $4.7 million, respectively.

Interest incurred on deposits increased $2.9 million or 22.6% to $15.9 million for the nine months ended September 30, 2000, compared to $13.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $64.0 million or 15.4% to $480.4 million for the nine months ended September 30, 2000, compared to $416.4 million for the same period in the prior year. The cost of interest-bearing deposits increased between the periods to 4.44% from 4.18% for the nine months ended September 30, 2000 and 1999, respectively.

Interest incurred on borrowed funds increased $4.7 million or 22.2% to $25.7 million for the nine months ended September 30, 2000, compared to $21.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $74.2 million or 15.6% to $549.5 million for the nine months ended September 30, 2000, compared to $475.3 million for the same period in the prior year. Additionally, the cost of these funds increased to 6.25% for the nine months ended September 30, 2000, compared to 5.93% for the same period in the prior year.

Provision for loan losses. The provision for loan losses increased $8,000 to $11,000 for the three months ended September 30, 2000, compared to $3,000 for the same period in the prior year. The provision for loan losses decreased $323,000, reflecting a recovery of loan losses of $314,000 for the nine months ended September 30, 2000, compared to a provision of $9,000 for the same period in the prior year. The $323,000 decrease in the provision for loan losses is attributable to a $605,000 recovery recorded in January associated with the Company's Bennett Lease Pools which was received from the bankruptcy trustee, offset by $153,000, $128,000 and $10,000 provisions recorded for the first, second and third quarters, respectively. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at September 30, 2000 amounted to $4.8 million or 0.93% of the Company's total loan portfolio, as compared to $4.8 million or 1.16% at December 31, 1999. The Company's allowance for losses on loans as a percentage of non-performing loans was 221.5% and 111.3% at September 30, 2000 and December 31, 1999, respectively.

Noninterest income. Noninterest income increased $85,000 or 13.6% to $710,000 for the three months ended September 30, 2000, compared to $625,000 for the same period in the prior year. This increase can be attributed to an increase in fees and service charges, the cash surrender value of the bank owned life insurance ("BOLI") and other income of $60,000, $30,000 and $13,000, respectively, offset by an increase in the loss on sale of securities of $18,000. Noninterest income decreased $44,000 or 2.0% to $2.2 million for the nine months ended September 30, 2000, compared to $2.2 million for the same period in the prior year. This decrease can be attributed to a decrease in net gains on security sales of $434,000, offset by increases in fees and service charges, the cash surrender value of the BOLI and other income of $127,000, $69,000 and $194,000, respectively, between periods.

Noninterest expense. Noninterest expense increased $590,000 or 19.1% to $3.7 million for the three months ended September 30, 2000, from $3.1 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $198,000, $118,000, $54,000 and $266,000, respectively, offset by a decrease in federal deposit insurance premiums of $46,000. The increase in compensation and employee benefits, premises and equipment, and other expenses were primarily the costs of operations of Spring Hill included in the operations of the Company for the three months ended September 30, 2000 as compared to the same period last year. Noninterest expense increased $1.6 million or 17.9% to $10.7 million for the nine months ended September 30, 2000, from $9.0 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $944,000, $331,000, $91,000 and $375,000, respectively, offset by a decrease in federal deposit insurance premiums of $120,000. The increase in compensation and employee benefits, premises and equipment, data processing and other expenses were primarily the costs of operations of Spring Hill included in the operations of the Company for eight of the nine months ended September 30, 2000, as compared to the same period last year.

Provision for income taxes. The provision for income taxes decreased $101,000 or 35.1% for the three months ended September 30, 2000 and increased $254,000 or 28.7% to $1.1 million for the nine months ended September 30, 2000, compared to $288,000 and $885,000, respectively, for the prior year periods. The increase in the provision for income taxes for the nine months ended September 30, 2000 is attributable to an increase in pre-tax income of $1.1 million.

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

---------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                       Three months ended September 30,

                                                               2000                                    1999
                                               ------------------------------------   -------------------------------------
                                                 Average                   Yield /       Average                   Yield /
                                                 Balance      Interest      Rate         Balance      Interest      Rate
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
-----------------------
  Taxable securities available for sale        $   497,443   $   8,771      7.05%      $   472,563    $  7,648      6.47%
  Tax-exempt securities available for sale          88,320       1,870      8.47%           91,094       1,895      8.32%
                                               -----------   ---------     ------      -----------    --------     ------
                                                   585,763      10,641      7.27%          563,657       9,543      6.77%
                                               -----------   ---------     ------      -----------    --------     ------
  Mortgage loans                                   415,396       8,017      7.72%          310,069       5,832      7.52%
  Other loans                                       79,233       1,472      7.43%           68,405       1,327      7.76%
                                               -----------   ---------     ------      -----------    --------     ------
                                                   494,629       9,489      7.67%          378,474       7,159      7.57%
                                               -----------   ---------     ------      -----------    --------     ------
  Cash equivalents                                   9,224          99      4.29%            8,658          73      3.37%
  FHLB stock                                        19,308         352      7.29%           18,435         314      6.81%
                                               -----------   ---------     ------      -----------    --------     ------
                                                    28,532         451      6.32%           27,093         387      5.71%
                                               -----------   ---------     ------      -----------    --------     ------
  Total interest-earning assets                  1,108,924      20,581      7.42%          969,224      17,089      7.05%
  Other noninterest-earning assets                  51,939           -         -            41,298           -         -
                                               -----------   ---------     ------      -----------    --------     ------
      Total assets                             $ 1,160,863   $  20,581      7.09%      $ 1,010,522    $ 17,089      6.76%
                                               ===========   =========     ======      ===========    ========     ======

Interest-bearing liabilities:
----------------------------
  Interest-bearing demand deposits             $   182,481   $   1,123      2.45%      $   163,200    $    981      2.38%
  Time deposits                                    311,728       4,569      5.83%          253,615       3,350      5.24%
                                               -----------   ---------     ------      -----------    --------     ------
                                                   494,209       5,692      4.58%          416,815       4,331      4.12%
                                               -----------   ---------     ------      -----------    --------     ------
  FHLB advances                                    334,090       5,216      6.21%          312,294       4,873      6.19%
  Reverse repo's & other borrowings                226,629       3,678      6.46%          181,966       2,507      5.47%
                                               -----------   ---------     ------      -----------    --------     ------
                                                   560,719       8,894      6.31%          494,260       7,380      5.92%
                                               -----------   ---------     ------      -----------    --------     ------
  Trust preferred securities                        24,099         557      9.19%           24,055         557      9.19%
                                               -----------   ---------     ------      -----------    --------     ------
  Total interest-bearing liabilities             1,079,027      15,143      5.58%          935,130      12,268      5.20%
  Noninterest-bearing demand deposits               14,640           -         -            12,494           -          -
  Other noninterest-bearing liabilities              9,036           -         -             7,588           -          -
                                               -----------   ---------     ------      -----------    --------     ------
      Total liabilities                          1,102,703      15,143      5.46%          955,212      12,268      5.10%
      Stockholders' equity                          58,160           -          -           55,310           -          -
                                               -----------   ---------     ------      -----------    --------     ------
      Total liabilities and equity             $ 1,160,863   $  15,143      5.19%      $ 1,010,522    $ 12,268      4.82%
                                               ===========   =========     ======      ===========    ========     ======

Net interest income                                          $   5,438                                $  4,821
                                                             =========                                ========

Interest rate spread (difference between                                    1.84%                                   1.85%
                                                                           ======                                  ======
  weighted average rate on interest-earning
  assets and interest-bearing
  liabilities)

Net interest margin (net interest                                           1.96%                                   1.99%
                                                                           ======                                  ======
  income as a percentage of average
  interest-earning assets)
---------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                         Nine months ended September 30,
                                                               2000                                    1999
                                               --------------------------------------  -------------------------------------
                                                 Average                    Yield /      Average                   Yield /
                                                 Balance       Interest      Rate        Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
    Taxable securities available for sale      $    495,129  $     25,778      6.94%    $ 426,964    $  20,374       6.36%
    Tax exempt securities available for sale         86,374         5,523      8.53%       94,828        5,812       8.17%
    Taxable securities held to maturity                   -             -         -        31,131        1,210       5.18%
    Tax-exempt securities held to maturity                -             -         -         4,886          266       7.26%
                                               ------------  ------------   -------     ---------    ---------     ------
                                                    581,503        31,301      7.18%      557,809       27,662       6.61%
                                               ------------  ------------   -------     ---------    ---------     ------
    Mortgage loans                                  395,060        22,961      7.75%      301,028       17,123       7.58%
    Other loans                                      74,746         4,201      7.49%       69,333        3,961       7.62%
                                               ------------  ------------   -------     ---------    ---------     ------
                                                    469,806        27,162      7.71%      370,361       21,084       7.59%
                                               ------------  ------------   -------     ---------    ---------     ------
    Cash equivalents                                 10,221           266      3.47%        8,553          200       3.12%
    FHLB stock                                       19,163         1,006      7.00%       18,435          908       6.57%
                                               ------------  ------------   -------     ---------    ---------     ------
                                                     29,384         1,272      5.77%       26,988        1,108       5.47%
                                               ------------  ------------   -------     ---------    ---------     ------
    Total interest-earning assets                 1,080,693        59,735      7.37%      955,158       49,854       6.96%
    Other noninterest-earning                        50,349             -         -        38,361            -          -
                                               ------------  ------------   -------     ---------    ---------     ------
        Total assets                           $  1,131,042  $     59,735      7.04%    $ 993,519    $  49,854       6.69%
                                               ============  ============   =======     =========    =========     ======

Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits           $    182,798  $      3,376      2.47%    $ 161,294    $   2,857       2.37%
    Time deposits                                   297,569        12,582      5.65%      255,071       10,155       5.32%
                                               ------------  ------------   -------     ---------    ---------     ------
                                                    480,367        15,958      4.44%      416,365       13,012       4.18%
                                               ------------  ------------   -------     ---------    ---------     ------

    FHLB advances                                   322,513        15,343      6.34%      321,432       14,690       6.11%
    Reverse repo's & other borrowings               226,997        10,387      6.10%      153,823        6,372       5.54%
                                               ------------  ------------   -------     ---------    ---------     ------
                                                    549,510        25,730      6.25%      475,255       21,062       5.93%
                                               ------------  ------------   -------     ---------    ---------     ------
    Trust preferred securities                       24,088         1,670      9.26%       24,044        1,670       9.29%
                                               ------------  ------------   -------     ---------    ---------     ------
    Total interest-bearing liabilities            1,053,965        43,358      5.50%      915,664       35,744       5.22%
    Noninterest-bearing demand deposits              13,469             -         -        11,459            -          -
    Other noninterest-bearing liabilities             7,998             -         -         6,797            -          -
                                               ------------  ------------   -------     ---------    ---------     ------

        Total liabilities                         1,075,432        43,358      5.39%      933,920       35,744       5.12%
        Stockholders' equity                         55,610             -         -        59,599            -          -
                                               ------------  ------------   -------     ---------    ---------     ------
        Total liabilities and equity           $  1,131,042  $     43,358      5.12%    $ 993,519    $  35,744       4.81%
                                               ============  ============   =======     =========    =========     ======

Net interest income                                          $     16,377                            $  14,110
                                                             ============                            =========
Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                   1.87%                                 1.74%
                                                                             ======                                ======
Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                   2.02%                                 1.97%
                                                                            =======                                ======

--------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month period ended September 30, 2000 and 1999, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 2000 and 1999 is presented as follows:

------------------------------------------------------------------------
 (In thousands)                                    2000 versus 1999

                                              Increase (decrease) due to
                                              --------------------------
                                              Volume     Rate      Total
-------------------------------------------------------------------------
 Interest income:
    Securities                               $    384   $   741   $ 1,098
    Loans                                       2,227       103     2,330
    Cash equivalents                                5        21        26
    FHLB stock                                     15        23        38
                                             --------   -------   -------
    Total interest-earning assets               2,631       861     3,492
                                             --------   -------   -------

 Interest expense:
    Deposits                                      859       502     1,361
    FHLB advances                                 340         3       343
    Reverse repurchases & other borrowings        679       492     1,171
    Trust preferred securities                      1        (1)        -
                                             --------   -------   -------
    Total interest-bearing liabilities          1,879       996     2,875
                                             --------   -------   -------
 Net interest income                         $    752   $  (135)  $   617
                                             ========   =======   =======
-------------------------------------------------------------------------

The table analyzing changes in interest income between the nine months ended September 30, 2000 and 1999 is presented as follows:

-------------------------------------------------------------------------
 (In thousands)                                    2000 versus 1999

                                              Increase (decrease) due to
                                              --------------------------
                                              Volume     Rate      Total
-------------------------------------------------------------------------
 Interest income:
    Securities                               $  1,208   $ 2,431   $ 3,639
    Loans                                       5,745       333     6,078
    Cash equivalents                               42        24        66
    FHLB stock                                     37        61        98
                                             --------   -------   -------
    Total interest-earning assets               7,032     2,849     9,881
                                             --------   -------   -------

 Interest expense:
    Deposits                                    2,090       856     2,946
    FHLB advances                                  50       603       653
    Reverse repurchases & other borrowings      3,291       724     4,015
    Trust preferred securities                      3        (3)        -
                                             --------   -------   -------
    Total interest-bearing liabilities          5,434     2,180     7,614
                                             --------   -------   -------
 Net interest income                         $  1,598   $   669   $ 2,267
                                             ========   =======   =======

-------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

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

As of September 30, 2000, the implementation of these asset and liability initiatives resulted in the following: (i) $214.2 million or 41.2% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $148.1 million or 40.3% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $144.2 million or 35.2% of the Company's portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $20.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $446.7 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $481.6 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $34.9 million or a negative 3.0% of total assets. At September 30, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 92.8%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September 30, 2000, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. The Company's $20.0 million in notional amounts of interest rate caps insulates against rising interest rates. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 5.5% over such 24 month period.

LIQUIDITY

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a minimum level of liquidity to assure its ability to meet demands for customers' withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 4.0%. The Bank's liquidity ratio fluctuates depending primarily upon deposit flows but has been consistently maintained at levels in excess of the required percentage. At September 30, 2000, the Bank's liquidity ratio was 15.9%.

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 2000, the Company used its sources of funds primarily for the funding of loan commitments, and to a lesser extent to purchase securities. As of such date, the Company had outstanding loan commitments totaling $14.6 million, unused lines of credit totaling $25.0 million and $15.0 million of undisbursed loans in process.

At September 30, 2000, certificates of deposit amounted to $315.4 million or 62.3% of the Company's total consolidated deposits, including $192.5 million which were scheduled to mature by September 30, 2001. At the same date, the total amount of borrowed funds which were scheduled to mature by September 30, 2001 was $216.9 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2001 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and reverse repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 2000, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.9%, 6.9% and 16.6%, respectively.

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

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit 27 - Financial Data Schedule

(b) Form 8-K - The Company filed a Form 8-K dated September 20, 2000 to report a quarterly cash dividend of $.10 payable on October 25, 2000 to the stockholders of record at the close of business on September 29, 2000.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date: November 13, 2000                 By:  /s/ Charlotte A. Zuschlag
                                        ------------------------------------
                                        Charlotte A. Zuschlag
                                        President and Chief Executive Officer

Date: November 13, 2000                 By:  /s/ Charles P. Evanoski
                                        ------------------------------------
                                        Charles P. Evanoski
                                        Group Senior Vice President and
                                        Chief Financial Officer