Form 10-K405
period 2000-12-31
ESB FINANCIAL CORP
filed 2001-03-28
CIK 872835

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the fiscal year ended: December 31, 2000

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


         For the transition period from ____________ to______________

                        Commission file number  0-19345
                                               ----------

                           ESB FINANCIAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1659846
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

600 Lawrence Avenue, Ellwood City, PA                         16117
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (724) 758-5584

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

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

As of March 5, 2001, the aggregate value of the 5,173,171 shares of Common Stock of the Registrant outstanding on such date, which excludes 780,558 shares held by all directors and officers of the Registrant as a group, was approximately $52.4 million. This amount is based on the closing sales price of $10.13 per share of the Registrant's Common Stock on March 5, 2001.

Number of shares of Common Stock outstanding as of March 5, 2001: 5,953,729

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                 Where Incorporated
---------                                                 ------------------

1. Portions of the 2000 Annual Report to Stockholders.    Part II

2. Portions of Proxy Statement for the April 18, 2001
   Annual Meeting of Stockholders                         Parts II and III
================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PART I
                                                              ------
V
Item 1.     Business......................................................................................    1

Item 2.     Properties....................................................................................   25

Item 3.     Legal Proceedings.............................................................................   26

Item 4.     Submission of Matters to a Vote of Security Holders...........................................   26

                                                              PART II
                                                              -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................   27

Item 6.     Selected Financial Data.......................................................................   27

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........   27

Item7A.     Quantitative and Qualitative Disclosures about Market Risk....................................   27

Item 8.     Financial Statements and Supplementary Data...................................................   27

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   27

                                                             PART III
                                                             --------

Item 10.    Directors and Executive Officers of the Registrant............................................   28

Item 11.    Executive Compensation........................................................................   28

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................   28

Item 13.    Certain Relationships and Related Transactions................................................   28

Item 14.    Exhibits, Financial Statements Schedules, and  Reports on Form 8-K............................   29


Signatures................................................................................................   31

                                    PART I
                                    ------

Item 1. Business
----------------

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

As of December 31, 2000, the Company had consolidated total assets of $1.2 billion and stockholders' equity of $68.3 million. For the year ended December 31, 2000, the Company realized consolidated net income and diluted net income per share of $6.7 million and $1.16 respectively.

ESB is a federally chartered Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 16 offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries, AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company, and ESB Financial Services, Inc., a Delaware corporation, established to participate in the funding of single-family real estate loans.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits. In addition, the Company utilizes borrowed funds, primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh and reverse repurchase agreements, to fund the Company's investing activities. The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

The Company and the Bank are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), the chartering authority of the Bank, and the FDIC, the administrator of the Savings Association Insurance Fund
(SAIF). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by the law through the SAIF. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System, which governs the reserves required to be maintained against deposits and certain other matters.


Recent Developments
-------------------

On February 10, 2000, the Company completed its acquisition of SHS Bancorp, Inc.
(SHS) and its subsidiary, Spring Hill Savings Bank, F.S.B. (Spring Hill), based in Pittsburgh, Pennsylvania. Spring Hill was merged with and into ESB at the close of business on May 5, 2000.

The acquisition was accounted for under the purchase method of accounting. Under the terms of the merger agreement, SHS merged with and into the Company. Each shareholder of SHS had the right to elect to receive either $17.80 in cash or
1.3 shares of Company common stock for each share of SHS common stock owned. The total merger consideration w0as payable 60% in Company common stock and 40% in cash. As a result of these elections, the consideration paid by the Company in connection with the acquisition consisted of $6.4 million in cash and 599,000 shares of the Company's common stock. In addition, options to purchase shares of SHS by SHS employees, officers and directors were converted into options to acquire 43,000 shares of the Company's common stock.

At the acquisition date, the fair value of SHS' total consolidated assets was $92.7 million, including loans receivable of $60.8 million. The fair value of total consolidated liabilities was $79.1 million, including deposits of $67.1 million. Goodwill arising from this transaction was $2.1 million.

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

Market Area
-----------

The Company's primary market area includes Allegheny, Butler, Beaver and Lawrence counties in Western Pennsylvania. The Company's business is conducted through its corporate office located in Ellwood City, PA, and the Bank's 16 offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities
------------------

General. As of December 31, 2000, the Company's net loans receivable amounted to $512.2 million or 42.7% of the Company's total assets. Loans secured by real estate amounted to $461.4 million or 85.4% of total loans receivable. Consumer loans and commercial business loans amounted to $68.1 million or 12.6% and $10.7 million or 2.0%, respectively, of the Company's total loan portfolio.

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

The following table sets forth the composition of the Company's portfolio of loans receivable in dollar amounts and in percentages as of December 31:

----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                 2000              1999                1998                1997             1996
                                     -----------------  -----------------  ------------------  -----------------  ----------------
                                        Dollar             Dollar             Dollar              Dollar            Dollar
                                        Amount     %       Amount    %        Amount      %       Amount       %    Amount     %
----------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
   Residential - single family       $ 334,201   61.9%  $ 249,966   60.2%  $ 225,054    59.1%  $ 222,994   63.2%  $126,854   55.9%
   Residential - multi family           26,998    5.0%     15,035    3.6%     11,206     2.9%      8,685    2.5%     3,516    1.5%
   Commercial                           48,633    9.0%     39,171    9.4%     32,300     8.5%     31,489    8.9%    20,473    9.0%
   Construction                         51,523    9.5%     42,935   10.4%     41,215    10.8%     29,710    8.4%    20,942    9.2%
                                     ---------  -----   ---------  -----   ---------  ------   ---------  -----   --------  -----
     Total real estate loans           461,355   85.4%    347,107   83.6%    309,775    81.3%    292,878   83.0%   171,785   75.6%
Other loans:
   Consumer loans                       68,099   12.6%     59,351   14.3%     56,897    14.9%     51,718   14.6%    45,486   20.0%
   Commercial business loans            10,692    2.0%      8,884    2.1%     14,216     3.8%      8,359    2.4%     9,656    4.4%
                                     ---------  -----   ---------  -----   ---------  ------   ---------  -----   --------  -----
     Total other loans                  78,791   14.6%     68,235   16.4%     71,113    18.7%     60,077   17.0%    55,142   24.4%
                                     ---------  -----   ---------  -----   ---------  ------   ---------  -----   --------  -----
Total loans receivable                 540,146  100.0%    415,342  100.0%    380,888  100.00%    352,955  100.0%   226,927  100.0%
                                                =====              =====              ======              =====             =====
Less:
   Allowance for loan losses             4,981              4,823              4,815               4,807             3,309
   Net deferred fees/discounts           1,380                858                785                 723               380
   Loans in process                     21,557             15,732             15,008              10,668             6,373
                                     ---------          ---------          ---------           ---------          --------
Net loans receivable                 $ 512,228          $ 393,929          $ 360,280           $ 336,757          $216,865
                                     =========          =========          =========           =========          ========
------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth the scheduled contractual principal repayments of loans in the Company's portfolio at December 31, 2000. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

------------------------------------------------------------------------------------------------
   (In thousands)         Due in one     Due from one    Due from five    Due after
                          year or less   to five years   to ten years     ten years      Total
------------------------------------------------------------------------------------------------
Real estate loans           $ 18,551      $ 67,777        $ 79,865       $ 295,162     $ 461,355
Consumer loans                11,915        31,119          19,623           5,442        68,099
Commercial business loans      5,198         5,225             250              19        10,692
                            --------      --------        --------       ---------     ---------
                            $ 35,664      $104,121        $ 99,738       $ 300,623     $ 540,146
                            ========      ========        ========       =========     =========
------------------------------------------------------------------------------------------------

The following table sets forth the dollar amount of the Company's fixed and adjustable rate loans due after one year as of December 31, 2000:

---------------------------------------------------------------------------
   (In thousands)                                     Fixed     Adjustable
                                                      rates        rates
---------------------------------------------------------------------------

   Real estate loans                                $ 287,181   $   155,624
   Consumer loans                                      40,383        15,801
   Commercial business loans                            1,694         3,799
                                                    ---------   -----------
                                                    $ 329,258   $   175,224
                                                    =========   ===========
---------------------------------------------------------------------------

Fixed and adjustable rate loans represented $348.7 million or 64.6% and $191.4 million or 35.4%, respectively, of the Company's total loan portfolio as of December 31, 2000.

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

In past years funds generated by the Company's operations have exceeded the amount of loan demand experienced in its primary market area. On occasion, the Company used these excess funds to purchase single-family, owner-occupied residential, whole loans or loan participations. These loans are secured by real estate properties located within the U.S. As of December 31, 2000, $6.2 million or 1.2% of the Company's total loans receivable consisted of whole loans, leases and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2000, all of the Company's purchased loans were serviced by sellers.

The Company's residential non-construction real estate loans are generally originated under terms, conditions and documentation requirements which permit their sale in the secondary market. The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, from time to time over the past several years, the Company has originated and sold 15 and 30-year fixed rate residential loans, servicing released, as a means of satisfying the demand for such loans within the Company's primary market area when market interest rates on such loans did not meet the Company's prevailing asset/liability gap and investment objectives. Any loan held in the available for sale portfolio is subject to a takedown commitment from an investor.

The following table sets forth the Company's loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        2000            1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Net loans receivable at beginning of period                                    $     393,929    $    360,280      $   336,757

   Loans associated with acquisition of Spring Hill                                   60,829               -                -
   Originations:
     Single-family residential real estate                                            79,604          80,986           73,836
     Multi-familiy residential and commercial real estate                             31,639          30,321           24,423
     Construction                                                                     12,426           9,690           12,660
     Consumer                                                                         34,379          27,463           31,627
     Commercial business                                                               5,347           4,580           11,240
                                                                               -------------    ------------      -----------
                                                                                     163,395         153,040          153,786
   Purchases                                                                               -           3,503                -
   Repayments on loans                                                              (100,886)       (112,754)        (118,792)
   Sales                                                                              (2,820)         (9,642)         (11,266)
   Transfers to real estate acquired through foreclosure                              (2,050)           (333)             (53)
   Other changes                                                                        (169)           (165)            (152)
                                                                               -------------    ------------      -----------
Net loans receivable at end of period                                          $     512,228    $    393,929      $   360,280
                                                                               =============    ============      ===========
-----------------------------------------------------------------------------------------------------------------------------

+Loan Underwriting Policies. The Company's lending activities are subject to written non-discriminatory underwriting standards and loan procedures prescribed by the Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed primarily by independent outside appraisers approved by the Board of Directors. The Company has established three levels of lending authority. Loans must be approved by loan officers, the internal loan committee and/or, depending on the amount and characteristics of the loan, the Board of Directors.

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual's designated limits are referred to the officer with the requisite authority or the Officers' Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approval authority equal to the Federal Home Loan Mortgage Corporation's (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate, up to $100,000 for secured commercial business loans and up to $75,000 for unsecured commercial business loans and consumer loans. Other members of the Officers' Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committee, which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending and any loan officer designated by the President and approved by the Board of Directors, is authorized to act on individual loan applications up to $750,000 so long as all of the loans and commitments to the individual applicant do not aggregate above $1,000,000.

The third level of lending authority is reserved for the Board of Directors or the Board's Executive Committee which serve as the approval bodies for all individual loans above $750,000 and loans to individual borrowers with aggregate loans and commitments above $1,000,000.

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

The Company is permitted by regulation to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all mortgage products, including new construction, and permits LTV ratios of up to 95% provided that private mortgage insurance is obtained. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total production limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. The Company has also offered products for low- and moderate-income borrowers which can exceed the 80% LTV ratio. These low-and moderate-income borrower programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under federal law, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2000, ESB was permitted to lend approximately $12.6 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $10.0 million. As of December 31, 2000, the Company did not have any lending relationships which exceeded the Bank's internal lending limit or the regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2000, $334.2 million or 61.9% of the total loan portfolio consisted of single-family residential mortgage loans.

Fixed rate residential loans are generally originated by the Company with 15 to 30 year terms. Substantially all of the Company's long-term, fixed rate residential mortgage loans originated include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage. The Company enforces due-on-sale clauses.

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five, seven and ten-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five, seven or ten years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company's seven and ten year products is capped at a 6.0% increase. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of spec homes and owner-occupied single-family dwellings in the Company's primary market area. As of December 31, 2000, the Company had $51.5million or 9.5% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and spec homes with various contractors in the Company's primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or spec homes constructed with the loan proceeds. These projects are typically financed under builder lines-of-credit. As of December 31, 2000, builder lines-of-credit were extended to 15 builders with $6.3 million outstanding under lines approved in the aggregate amount of $17.0 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2000, the Company had $75.6 million, or 14.0% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Commercial real estate and multi-family residential mortgage lending entails significant additional risks as compared with single-family residential mortgage lending. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. In addition, the repayment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy in general.

Consumer Lending. As of December 31, 2000, the Company's consumer loan portfolio totaled $68.1 million or 12.6% of its total loan portfolio. Under federal law, the Company, through its subsidiary savings bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution's total assets. The 35% li4mitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company's branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Company's un4derwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2000, the Company's largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 15 years. As of December 31, 2000, $48.1 million or 70.6% of the Company's consumer loan portfolio was made up of home equity loans.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of coll4ateral. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important in its efforts to maintain diversity as well as to shorten the average maturity of its loan portfolio.

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2000, commercial business loans amounted to $10.7 million or 2.0% of the Company's total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2000, the

Company had $4.9 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

Delinquencies and Classified Assets
-----------------------------------

Delinquent Loans and Real Estate Acquired Through Foreclosure (REO). Typically, a loan is considered delinquent and a late charge is assessed when the borrower has not made a payment within fifteen days from the payment due date. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due d4ate for which a payment was not received. In most cases, delinquencies are cured promptly.

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

Real estate properties acquired through, or in lieu of, mortgage foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower or carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Company generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 2000, the Company's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $4.5 million or .37% of the Company's total assets.

Classified Assets. Regulations applicable to insured institutions require the classification of problem assets as "substandard", "doubtful", or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Company's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities.

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company's policy and applicable regulations. As of December 31, 2000, the Company's classified and criticized assets amounted to $8.8 million with $5.4 million classified as substandard, $876,000 classified as doubtful, $431,000 classified as loss and $2.1 million identified as special mention.

The following table sets forth information regarding the Company's non-performing assets as of December 31:

----------------------------------------------------------------------------------------------
(Dollar amounts in thousands)               2000     1999        1998        1997       1996
----------------------------------------------------------------------------------------------
Non-accrual loans:
   Real estate loans                       $1,470    $2,461    $ 2,943     $ 1,416    $   285
   Consumer and commercial business         1,165     1,873      2,038       2,386      3,799
                                           ------    ------    -------     -------    -------
Total non-accrual loans                     2,635     4,334      4,981       3,802      4,084
                                           ------    ------    -------     -------    -------
   Total as a percentage of total assets     0.22%     0.42%      0.51%       0.42%      0.58%
                                           ------    ------    -------     -------    -------
Real estate acquired through foreclosure    1,817        71         21         288         37
                                           ------    ------    -------     -------    -------
   Total as a percentage of total assets     0.15%     0.01%      0.00%       0.03%      0.01%
                                           ------    ------    -------     -------    -------
Total non-performing assets                $4,452    $4,405    $ 5,002     $  4090      4,121
                                           ======    ======    =======     =======    =======
Total non-performing assets
   as a percentage of total assets           0.37%     0.43%      0.51%       0.45%      0.59%
                                           ======    ======    =======     =======    =======
----------------------------------------------------------------------------------------------

As of December 31, 2000, non-accrual consumer and commercial business loans included $876,000 in non-performing Bennett Funding Group ("BFG") lease loans. The lease agreements were purchased by the Company and are secured by commercial equipment leases located in various parts of the country. On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the SEC and further reported on April 1, 1996, that BFG filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements. As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on non-accrual status and established a reserve of approximately $900,000 for potential losses related to such lease agreements. During the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain lease agreements and concerns with respect to the Company's security interest in the collateral securing certain lease agreements, the Company provided an additional $600,000 in loan loss reserves. In addition to the security interest in the leases a portion of these lease agreements were also insured against payment losses. Subsequent to the bankruptcy filing, a Bankruptcy Trustee was appointed by the U.S. Bankruptcy Court for the Northern District of New York to oversee the reorganization of BFG. As part of this reorganization process, the Trustee has challenged the claims of all involved banks with respect to their security interests. This challenge has been the subject of ongoing litigation.

On October 15, 1997, the U.S. Bankruptcy Court for the Northern District of New York found the Company to be secured and ordered the Bankruptcy Trustee for BFG to pay over to the Company within 30 days thereof an aggregate of approximately $1.3 million, which represented principal payments, excluding interest accrued thereon and certain setoffs on ten of the thirteen lease agreements. Such payments reduced the outstanding balance of the lease agreements to approximately $2.3 million. The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court. However, in November 1997, the Company received a payment in the amount of $1.3 million from the Trustee and applied this payment to the outstanding principal balance of the leases. Additionally, the Court further ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on such leases.

In June 1999, the Company received approximately $245,000 in settlement of its claims against the insurance carrier. Together with the aforementioned receipt of monthly lease payments collected by the Trustee beginning in December 1997, this further reduced the outstanding balance to approximately $1.6 million.

On November 16, 1999, the U.S. Bankruptcy Court for the Northern District of New York ordered the Bankruptcy Trustee for BFG to pay over to the Company an aggregate of approximately $605,000, which represented principal payments, excluding interest accrued thereon and certain setoffs on two of the thirteen lease agreements. Such payments together with the aforementioned receipt of monthly lease payments collected by the Trustee, reduced the outstanding balance of the lease agreements to approximately $1.0 million. The Court also ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on these two lease agreements. The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court. However, in January 2000, the Company received a payment in the amount of $605,000 from the Trustee and applied this payment to the outstanding principal balance of the leases.

On November 29, 2000 the United States District Court for the Northern District of New York issued an order upholding the Bankruptcy Court Order regarding the affirmation of the Company's security interest in the leases and instructing the trustee to make payments to the Company on twelve of the thirteen portfolios. Certain issues were remanded to the Bankruptcy Court for further consideration. Once the remanded issues have been decided, the Trustee will have the option to appeal the District Court ruling to the United States Second Circuit Court. Additionally, the Trustee also has alleged fraudulent conveyance claims against the Company, which the Company believes are without merit and will vigorously defend. Also see BFG discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 Annual Report to Stockholders attached hereto as Exhibit 13.

As of December 31, 2000 the REO amount included an REO of $1.5 million. This REO originated as a commercial mortgage loan on a medical office building. The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building. In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings. The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated cost to carry and dispose of the property. The Bank is currently actively leasing the building and has tenants for 20% of the building which is covering current operating expenses.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for losses. Management believes that the Company's allowance for losses as of December 31, 2000, of $4.9 million is appropriate to cover embedded losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

---------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                              2000        1999        1998        1997        1996
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                          $ 4,823     $ 4,815     $ 4,807     $ 3,309     $ 2,471

   Allowance for loan losses of acquired companies          544           -           -         866           -

   Provision for loan losses                                (55)         54           5         799         873

   Charge-offs:
     Real estate loans                                        -          (1)          -        (120)         (3)
     Consumer and commercial business loans                (409)        (54)        (18)       (125)        (49)
                                                        -------     -------     -------     -------     -------
                                                           (409)        (55)        (18)       (245)        (52)

   Recoveries                                                78           9          21          78          17
                                                        -------     -------     -------     -------     -------
Balance at end of period                                $ 4,981     $ 4,823     $ 4,815     $ 4,807     $ 3,309
                                                        =======     =======     =======     =======     =======
Ratio of net charge-offs to average loans outstanding      0.07%       0.01%       0.00%       0.05%       0.02%
                                                        =======     =======     =======     =======     =======
Ratio of allowance to total loans at end of period         0.92%       1.16%       1.26%       1.36%       1.46%
                                                        =======     =======     =======     =======     =======
Balance at end of period applicable to:
   Real estate loans                                    $ 2,974     $ 2,370     $ 2,147     $ 2,283     $ 1,733
   Consumer and commercial business loans                 2,007       2,453       2,668       2,524       1,576
                                                        -------     -------     -------     -------     -------
Balance at end of period                                $ 4,981     $ 4,823      $4,815     $ 4,807     $ 3,309
                                                        =======     =======     =======     =======     =======
---------------------------------------------------------------------------------------------------------------

Interest-Earning Deposits
-------------------------

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $7.9 million as of December 31, 2000.

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

On June 30, 1999, the Company reclassified its held to maturity portfolio to the available for sale portfolio. See also the "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report to Stockholders attached hereto as Exhibit 13.

The following table summarizes the Company's investment securities as of:

-----------------------------------------------------------------------------------------------------
(In thousands)                                      Amortized  Unrealized   Unrealized      Fair
                                                      cost        gains       losses        value
-----------------------------------------------------------------------------------------------------
Available for sale:

   December 31, 2000:
     GNMA                                             $ 279,255   $ 1,554    $  (1,121)     $ 279,688
     FNMA                                                29,305       392          (88)        29,609
     FHLMC                                               23,139       305           (7)        23,437
     Collateralized mortgage obligations                 81,484        21       (1,625)        79,880
                                                      ---------   -------    ---------      ---------
                                                      $ 413,183   $ 2,272    $  (2,841)     $ 412,614
                                                      =========   =======    =========      =========
   December 31, 1999:
     GNMA                                             $ 226,075   $   253    $  (7,840)     $ 218,488
     FNMA                                                50,283       159         (659)        49,783
     FHLMC                                               36,326        81         (559)        35,848
     Collateralized mortgage obligations                 95,165       173       (2,589)        92,749
                                                      ---------   -------    ---------      ---------
                                                      $ 407,849   $   666    $ (11,647)     $ 396,868
                                                      =========   =======    =========      =========
   December 31, 1998:
     GNMA                                             $ 164,392   $   461    $    (479)     $ 164,374
     FNMA                                                41,923       334          (65)        42,192
     FHLMC                                               35,147       491          (96)        35,542
     Collateralized mortgage obligations                 82,015       351         (250)        82,116
                                                      ---------   -------    ---------      ---------
                                                      $ 323,477   $ 1,637    $    (890)     $ 324,224
                                                      =========   =======    =========      =========
Held to maturity:

   December 31, 1998:
     FNMA                                             $  36,282   $    61    $    (125)     $  36,218
     FHLMC                                               14,553        44          (13)        14,584
                                                      ---------   -------    ---------      ---------
                                                      $  50,835   $   105    $    (138)     $  50,802
                                                      =========   =======    =========      =========
-----------------------------------------------------------------------------------------------------

The following table summarizes the Company's investment securities as of:

--------------------------------------------------------------------------------------------------------
(In thousands)                                        Amortized   Unrealized    Unrealized      Fair
                                                         cost       gains         losses        value
--------------------------------------------------------------------------------------------------------
Available for sale:

   December 31, 2000:
     GNMA                                             $ 279,255    $   1,554    $  (1,121)    $ 279,688
     FNMA                                                29,305          392          (88)       29,609
     FHLMC                                               23,139          305           (7)       23,437
     Collateralized mortgage obligations                 81,484           21       (1,625)       79,880
                                                      ---------    ---------    ---------     ---------
                                                      $ 413,183    $   2,272    $  (2,841)    $ 412,614
                                                      =========    =========    =========     =========
   December 31, 1999:
     GNMA                                             $ 226,075    $     253    $  (7,840)    $ 218,488
     FNMA                                                50,283          159         (659)       49,783
     FHLMC                                               36,326           81         (559)       35,848
     Collateralized mortgage obligations                 95,165          173       (2,589)       92,749
                                                      ---------    ---------    ---------     ---------
                                                      $ 407,849    $     666    $ (11,647)    $ 396,868
                                                      =========    =========    =========     =========
   December 31, 1998:
     GNMA                                             $ 164,392    $     461    $    (479)    $ 164,374
     FNMA                                                41,923          334          (65)       42,192
     FHLMC                                               35,147          491          (96)       35,542
     Collateralized mortgage obligations                 82,015          351         (250)       82,116
                                                      ---------    ---------    ---------     ---------
                                                      $ 323,477    $   1,637    $    (890)    $ 324,224
                                                      =========    =========    =========     =========
Held to maturity:

   December 31, 1998:
     FNMA                                             $  36,282    $      61    $    (125)    $  36,218
     FHLMC                                               14,553           44          (13)       14,584
                                                      ---------    ---------    ---------     ---------
                                                      $  50,835    $     105    $    (138)    $  50,802
                                                      ---------    ---------    ---------     ---------

The following table sets forth the activity in the Company's mortgage-backed securities for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------------------
   (Dollar amounts in thousands)                                                     2000             1999              1998
---------------------------------------------------------------------------------------------------------------------------------
   Mortgage-backed securities at the beginning of period                       $     396,884    $     375,059     $     434,016

     Mortgage-backed securities acquired in connection with
        the acquisition of Spring Hill                                                18,524                -                 -
     Purchases                                                                        86,740          183,313           161,573
     Sales                                                                           (37,504)         (55,084)          (83,123)
     Repayments                                                                      (62,997)         (93,432)         (134,693)
     Net accretion of discount and (amortization) of premium                             554           (1,261)           (1,994)

     Change in unrealized gain (loss) on mortgage-backed
        securities available for sale                                                 10,413          (11,711)             (720)
                                                                               -------------    -------------     -------------
   Mortgage-backed securities at the end of period                             $     412,614    $     396,884     $     375,059
                                                                               =============    =============     =============
   Weighted average yield at the end of the period                                      6.96%            6.72%             6.23%
---------------------------------------------------------------------------------------------------------------------------------

The following table shows the contractual maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 2000, excluding equity securities which have no maturity dates:

---------------------------------------------------------------------------
(In thousands)                                       Available for sale
                                              -----------------------------
                                                 Amortized          Fair
                                                   cost             value
---------------------------------------------------------------------------

Due in one year or less                          $   2,203      $   2,231
Due from one year to five years                     24,745         25,020
Due from five to ten years                          41,337         41,739
Due after ten years                                538,389        533,890
                                              -----------------------------
                                                 $ 606,674      $ 602,880
                                              -----------------------------

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

Deposits. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The primary types of deposit accounts are regular savings, checking and money market accounts and certificate accounts. The primary source of these deposits is the market area in which the Bank's offices are located. The Company typically relies on customer service, advertising and existing relationships with customers to attract and retain deposits. Deposit flows are significantly influenced by the general state of the economy, general market interest rates and the effects of competition. The Company typically pays competitive interest rates within the market area but does not seek to match the highest rates paid by competing institutions in its primary market area.

The following table sets forth the distribution of the Company's deposits by type as of December 31:

-----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                     2000                        1999                        1998
                                       -------------------------    ------------------------     ----------------------

   Type of Account                       Amount           %             Amount         %          Amount         %
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits            $    9,620       1.9%         $    8,094      1.9%       $   6,002      1.4%
NOW account deposits                        41,549       8.2%             32,139      7.4%          31,557      7.4%
Money Market Deposits                       65,467      12.8%             69,946     16.2%          60,306     14.3%
Passbook Account Deposits                   72,248      14.2%             64,363     14.9%          65,131     15.4%
Time deposits                              320,029      62.9%            257,241     59.6%         260,055     61.5%
                                        ----------    ------          ----------   ------        ---------   ------
                                        $  508,913     100.0%         $  431,783    100.0%       $ 423,051    100.0%
                                        ==========    ======          ==========   ======        =========   ======
-----------------------------------------------------------------------------------------------------------------------

The Company had a total of $74.3 million, $62.0 million and $51.9 million in deposits of $100,000 or more as of December 31, 2000, 1999, and 1998, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2000, which mature in the periods presented:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                  1 to 12        More than 1        More than 2          After 3
       Range of Rates           months         to 2 years         to 3 years           years            Total
-----------------------------------------------------------------------------------------------------------------
     2.50%   to   4.49%       $   38,615      $      793          $       133        $       26       $   39,567
     4.50%   to   6.49%           96,381          27,326               12,240            10,655          146,602
     6.50%   to   8.49%           42,475          52,528               35,837             3,020          133,860
                              ----------      ----------          -----------        ----------       ----------
                              $  177,471      $   80,647          $    48,210        $   13,701       $  320,029
                              ==========      ==========          ===========        ==========       ==========
-----------------------------------------------------------------------------------------------------------------

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31:

-----------------------------------------------------------------------------------------------------------------
(In thousands)
     Range of Rates                                                 2000              1999               1998
-----------------------------------------------------------------------------------------------------------------
   2.50%  to   4.49%                                           $    39,567        $    41,193        $    41,664
   4.50%  to   6.49%                                               146,602            206,710            206,871
   6.50%  to   8.49%                                               133,860              9,338             10,321
   8.50%  to  10.49%                                                     -                  -              1,194
  10.50%  to  12.49%                                                     -                  -                  5
                                                               -----------        -----------        ------------
                                                               $   320,029        $   257,241        $   260,055
                                                               ===========        ===========        ============
-----------------------------------------------------------------------------------------------------------------

As of December 31, 2000, the Company had jumbo certificates in amounts of $100,000 or more maturing a follows:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                          Amount
-----------------------------------------------------------------------------------------------------------------
Three months or less                                                                                 $    7,389
More than three through six months                                                                        4,710
More than six through twelve months                                                                       1,861
More than twelve months                                                                                   3,512
                                                                                                     ------------
                                                                                                     $   17,472
                                                                                                     ============
-----------------------------------------------------------------------------------------------------------------

The following table sets forth the net deposit flows during the year ended December 31:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                               2000           1999          1998
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) before interest credited and acquisition              $ (11,488)     $  (8,706)    $  5,683
Deposits assumed in connection with acquisition of Spring Hill               67,432              -            -
Interest credited                                                            21,186         17,438       17,800
                                                                          ---------      ---------     --------
Net deposit increase                                                      $  77,130      $   8,732     $ 23,483
                                                                          =========      =========     ========
-----------------------------------------------------------------------------------------------------------------

Borrowings. While deposits are the preferred source of funds for the Company's lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through reverse repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company's stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2000, the Company had outstanding advances with the FHLB of $396.6 million. See also "Regulation - Regulation of the Bank - Federal Home Loan Bank System".

The Company has entered into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company's borrowings as of December 31:

---------------------------------------------------------------------------------------------------------
(In thousands)                                             2000             1999              1998
---------------------------------------------------------------------------------------------------------
FHLB advances                                           $  396,646      $   317,467       $   305,965

Reverse repurchase agreements                              191,272          201,920           150,360

Treasury tax and loan note payable                             171              169                30
                                                        ----------      -----------       -----------

                                                        $  588,089      $   519,556       $   456,355
                                                        ==========      ===========       ===========
---------------------------------------------------------------------------------------------------------

Included in the $396.6 million of FHLB advances, is approximately $65.5 million of convertible select advances. These advances reset to the 3 month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company's position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

--------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        2000           1999          1998
--------------------------------------------------------------------------------------------------------------
FHLB advances:
   Average balance outstanding for the year                      $ 131,959      $ 158,817      $ 109,956
   Maximum amount outstanding at any month end
     during the year                                               176,544        200,595        121,473
   Balance outstanding at year end                                 105,207        179,044         98,600
   Weighted average interest rate during the year                     6.23%          6.08%          5.98%
   Weighted average interest rate at year end                         5.96%          6.17%          5.99%

Reverse repurchase agreements:
   Average balance outstanding for the year                      $  91,744      $  58,343      $  56,950
   Maximum amount outstanding at any month end
     during the year                                               109,800         65,880         77,960
   Balance outstanding at year end                                  95,632         65,880         77,960
   Weighted average interest rate during the year                     5.86%          5.29%          5.48%
   Weighted average interest rate at year end                         6.02%          5.64%          5.39%

Treasury tax and loan note:
   Average balance outstanding for the year                      $     147      $     124            112
   Maximum amount outstanding at any month end
     during the year                                                   379            169            169
   Balance outstanding at year end                                     171            169             30
   Weighted average interest rate during the year                     6.07%          4.89%          5.33%
   Weighted average interest rate at year end                         6.25%          5.20%          4.63%

Total short term borrowings:
   Average balance outstanding for the year                      $ 223,850      $ 217,284      $ 167,018
   Maximum amount outstanding at any month end
     during the year                                               286,723        266,644        199,602
   Balance outstanding at year end                                 201,010        245,093        176,590
   Weighted average interest rate during the year                     6.08%          5.87%          5.81%
   Weighted average interest rate at year end                         5.99%          6.03%          5.72%
--------------------------------------------------------------------------------------------------------------

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

Subsidiaries
------------
As of December 31, 2000, the Company had investments of $29.1 million, $783,000 and $44,000 in PennFirst Financial Services, Inc (PFSI), PennFirst Capital Trust I (the Trust) and THF, Inc., respectively. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust is a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established to provide loan closing services and issue title insurance.

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

At December 31, 2000, ESB was authorized under the current regulations to have a maximum investment of $23.4 million in service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, ESB had a $952,000 investment in AMSCO, Inc. (AMSCO), one of its two wholly owned service corporations.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. As of December 31, 2000, AMSCO had total assets, consisting primarily of investments in three joint ventures, of $2.0 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service, branch office located in Wexford, Allegheny County, a quarter mile north of the former branch location. The office space is leased from ESB Bank Building Associates. As of December 31, 2000, AMSCO had a $678,000 investment in ESB Bank Building Associates.

The second joint venture, McCormick Place, consists of a 40% interest in a partnership with two local developers. McCormick Place purchased approximately 9 acres of undeveloped land in Moon Township, Allegheny County, PA in April 1998 and developed the land into a 12-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided financing for the project which was repaid in full during 2000. As of December 31, 2000, 2 of the 12 lots remain unsold. On that date AMSCO had a $19,000 investment in McCormick Place.

The third joint venture, Madison Woods, consists of a 40% interest in a partnership with the same two local developers involved in McCormick Place. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA beginning in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing financing for the project. As of December 31, 2000, 40 of the 56 lots remain unsold. On that date, AMSCO had an $86,000 investment in Madison Woods.

The Bank's second wholly owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family real estate loans through a participation agreement with the Bank.

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

REGULATION

Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Regulation - Regulation of the Company - Financial Modernization".

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controls only one subsidiary savings association on or before May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation - Regulation of the Bank - Qualified Thrift Lender Test".

When a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a savings and loan holding company controlling only one institution. They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid. See "--Regulation of the Bank - Restrictions on Capital Distributions".

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

In addition, Section 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the
- OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank, which is a member of the Bank Insurance Fund (BIF) with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

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

On September 30, 1996, former President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

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

Liquidity Requirements

As of December 31, 2000, ESB's liquidity ratio was 15.0%. Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations. The Company has consistently maintained liquidity levels in excess of the minimum requirements.

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

In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make their regulations uniform. In particular, the agencies made risk-based capital treatments for construction loans on pre-sold residential properties, real estate loans secured by junior liens on 1 to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. An institution must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. (See "---Prompt Corrective Action"). The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

As of December 31, 2000, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 15.3%, respectively.

The OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;
(ii) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (iii) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of the OTS must restrict the asset growth of savings institutions not in regulatory compliance, subject to a limited exception for growth not exceeding interest credited.

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

Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, and the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. Certain actions are required by law, as discussed below. The OTS's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 2000, ESB was in the "well capitalized" category.

Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments
(QTIs). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 2000, the amount of the Bank's assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Restrictions on Capital Distributions. The OTS regulates capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file applications for dividends with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the regulation, however, requires the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required.

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. ESB as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. As of December 31, 2000, ESB had a $19.9 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. As of December 31, 2000, the Company had $396.6 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2000, dividends paid by the FHLB of Pittsburgh to the Company totaled $1.4 million.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 2000, the Bank was in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Branching by Federal Associations. The OTS "Policy Statement on Branching by Federal Savings Associations" permits interstate branching to the full extent permitted by statute (which is essentially unlimited).

Generally, federal law prohibits federal thrifts from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) (IRS Test). The IRS Test requirement does not apply if (i) the branch(es) result(s) from an emergency acquisition of a troubled thrift (however, if the troubled association is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the thrift is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the association's conversion to a federal charter.

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

FEDERAL AND STATE TAXATION 7

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank's bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank's base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 1999 (the most recent date for which a tax return has been filed) include approximately $13.0 million representing such bad debt deductions for which no deferred income taxes have been provided.

Distributions. If the Bank distributes cash or property to its sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from pre -1987 bad debt reserves to the extent that (a) the distribution exceeds the Bank's accumulated earnings and profit subsequent to December 31, 1951 or (b) the distribution is a "non-dividend distribution". A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits of the Bank. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2000, the Company has a minimum tax credit carry forward of $975,000.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 1997, 1998 and 1999 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel
---------

As of December 31, 2000, the Company had 160 full-time and 68 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Item 2. Properties
------------------

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2000:

---------------------------------------------------------------------------------------------------------------------
                                                          Owned          Lease          Net Book            Percent
                                                            or         Expiration       Value or           of Total
  Location                                                Leased          Date        Annual Rent          Deposits
---------------------------------------------------------------------------------------------------------------------
Corporate Headquarters and ESB Main Office:

  Ellwood City Office                                     Owned             --         $ 2,005,000           21.0%
  600 - 612 Lawrence Avenue, Ellwood City, PA 16117


ESB Branch Offices:

  Aliquippa Office                                        Owned             --         $   101,000            8.7%
  2301 Sheffield Road,  Aliquipp, PA 15001


  Ambridge Office                                         Owned             --         $    82,000           11.0%
  506 Merchant Street,  Ambridge, PA 15003


  Beechview Office                                        Owned             --         $   152,000            3.8%
  1609 Broadway Avenue, Pittsburgh, PA 15216

  Brighton Heights Office                                 Owned             --         $    64,000            0.9%
  3619 California Avenue, Pittsburgh PA 15216

  Center Township Office                                  Owned             --         $   166,000            2.2%
  3531 Brodhead Road, Monaca, PA 15061

  Coraopolis Office                                       Owned             --         $    65,000            3.1%
  900 Fifth Avenue, Coraopolis, PA 15108

  Fox Chapel Office                                       Owned             --         $   252,000            8.0%
  1060 Freeport Road, Pittsburgh, PA 15238

  Franklin Township Office                                Owned             --         $   574,000            5.6%
  Mercer Road and Mecklem Lane, Ellwood City, PA 16117

  New Castle Office                                      Leased          04/30/04      $    50,160           10.6%
  Route 65, New Castle, PA 16101

  North Shore Office                                     Leased          11/30/07      $    72,000            2.0%
  One North Shore, Suite 120, Pittsburgh PA 15212

  Spring Hill Office                                      Owned             --         $   491,000            5.8%
  Itin & Rhine Streets, Pittsburgh, PA 15212

  Springdale Office                                       Owned             --         $   276,000            0.4%
  849 Pittsburgh Street, Pittsburgh, PA 15144

  Troy Hill Office                                        Owned             --         $   425,000            9.3%
  1706 Lowrie Street, Pittsburgh, 15212

  Wexford Office                                          Owned             --         $ 1,355,000            3.1%
  101 Wexford Bayne Road, Wexford, PA 15090

  Zelienople Office                                      Leased          11/30/07      $    15,600            4.5%
  Route 19, Zelienople, PA 16063

Other Properties:

  Drive-through Facility                                  Owned             --         $    58,000             NA
  618 Beaver Avenue, Ellwood City, PA 16117

  Parking Lot                                             Owned             --         $    22,000             NA
  611 Lawrence Avenue, Ellwood City, PA 16117

  Findlay Township Property                               Owned             --         $    54,000             NA
  Route 30, Clinton, PA  15026
---------------------------------------------------------------------------------------------------------------------

Item 3. Legal Proceedings
-------------------------

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

                                     ++7+
                                     ----

                                   PART 4II
                                   --------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" of the Company's 2000 Annual Report to Stockholders attached hereto as Exhibit 13 (2000 Annual Report).

Item 6. Selected Financial Data
-------------------------------

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" of the Company's 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2000 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" of the Company's 2000 Annual Report.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The information required herein is incorporated by reference from the Company's 2000 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

The information required herein is incorporated by reference from the subsection captioned "Ratification of Selection of Independent Public Accountants - Change in Auditors" of the definitive proxy statement of the Company (Proxy Statement).

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Election of Directors" of the Company's Proxy Statement.

Item 11. Executive Compensation
-------------------------------

The information required herein is incorporated by reference from the section captioned "Executive Compensation" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information required herein is incorporated by reference from the Company's Proxy Statement.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required herein is incorporated by reference from the subsection captioned "Executive Compensation - Indebtedness of Management" of the Company's Proxy Statement.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

              Report of Independent Auditors

              Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

     (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

              No.               Exhibits
              ---               --------

              3 (a)             Amended and Restated Articles of Incorporation
                                (1)
              3 (b)             Bylaws(1)
              4                 Specimen Common Stock Certificate (2)
              10(a)             Stock Option Plan (2) (8)
              10(b)             Employee Stock Ownership Plan (2) (8)
              10(c)             Management Development and Recognition Plan and
                                Trust Agreement (2) (8)
              10(d)             Employment Agreement with Charlotte A. Zuschlag
                                (2) (8)
              10(e)             1992 Stock Incentive Plan (3) (8)
              10(f)             1997 Stock Option Plan (4) (8)
              10(g)             Change of Control Agreement among the Company,
                                ESB and Charles P. Evanoski (Representative of
                                similar agreements entered into with Frank D.
                                Martz, Todd F. Palkovich, Robert C. Hilliard and
                                Thomas F. Angotti) (5) (8)
              10(h)             Employment Agreement between the Company and
                                Charlotte A. Zuschlag (6) (8) 10(i) Employment
                                Agreement between the Bank and Charlotte A.
                                Zuschlag (6) (8) 10(j) 2001 Stock Option Plan
                                (7) (8)
              11                Statement RE Computation of Per Share Earnings
              13                2000 Annual Report to Stockholders
              16                Letter re: change in certifying accountant -
                                Reference is made to Form 8-K filed by the
                                Company with the SEC on June 1, 2000.
              22                Subsidiaries of the Registrant - Reference is
                                made to Item 1. "Business-Subsidiaries" for the
                                required information.
              23                Consent of Ernst & Young LLP

                     (1) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
                     (2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
                     (3) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
                     (4) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
                     (5) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1999.
                     (6) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2000.
                     (7) Incorporated by reference from the definitive Proxy Statement filed by the `Company with the SEC on March 16, 2001.
                     (8) Management contract or compensatory plan or arrangement.

          (b) The Company filed a Form 8-K dated December 20, 2000, to report the declaration of a cash dividend of $0.10 per common share payable on January 25, 2001 to stockholders of record at the close of business on December 29, 2000.
          (c) See (a)(3) above for all exhibits filed herewith and the exhibit index.
          (d) There are no other financial statements and financial statement schedules which were excluded from the 2000 Annual Report which are required to be included herein.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ESB FINANCIAL CORPORATION

Date: March 28, 2001                By:  /s/ Charlotte A. Zuschlag
                                         -------------------------------------
                                         Charlotte A. Zuschlag
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Charlotte A. Zuschlag                                            Date:  March 28, 2001
     -----------------------------------------------
     Charlotte A. Zuschlag
     President and Chief Executive Officer, Director
     (Principal Executive Officer)

By:  /s/ Charles P. Evanoski                                              Date:  March 28, 2001
     -----------------------------------------------
     Charles P. Evanoski
     Group Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ William B. Salsgiver                                             Date:  March 28, 2001
     -----------------------------------------------
     William B. Salsgiver
     Chairman of the Board of Directors

By:  /s/ Herbert S. Skuba                                                 Date:  March 28, 2001
     -----------------------------------------------
     Herbert S. Skuba
     Vice Chairman of the Board of Directors

By:  /s/ George William Blank, Jr.                                        Date:  March 28, 2001
     -----------------------------------------------
     George William Blank, Jr.
     Director

By:  /s/ Charles Delman                                                   Date:  March 28, 2001
     -----------------------------------------------
     Charles Delman
     Director

By:  /s/ Lloyd L. Kildoo                                                  Date:  March 28, 2001
     -----------------------------------------------
     Lloyd L. Kildoo
     Director

By:  /s/ Edmund C. Smith                                                  Date:  March 28, 2001
     -----------------------------------------------
     Edmund C. Smith
     Director

By:  /s/ Edwin A. Thaner                                                  Date:  March 28, 2001
     -----------------------------------------------
     Edwin A. Thaner
     Director