Form 10-Q
period 2001-03-31
ESB FINANCIAL CORP
filed 2001-05-14
CIK 872835

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                       For Quarter Ended:  March 31, 2001
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


       Number of shares of common stock outstanding as of March 31, 2001:

  Common Stock, $0.01 par value                              5,943,347 shares
  -----------------------------                              ----------------
             (Class)                                           (Outstanding)


================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 2001 (Unaudited) and December 31, 2000....   1

           Consolidated Statements of Operations for the three
           months ended March 31, 2001 and 2000 (Unaudited)..........   2

           Consolidated Statements of Changes in Stockholders' Equity
           for the three months ended March 31, 2001 (Unaudited).....   3

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000 (Unaudited)..........   4

           Notes to Consolidated Financial Statements................   6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations..........  11

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk...............................................  17


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.    Legal Proceedings.........................................  18

Item 2.    Changes in Securities.....................................  18

Item 3.    Defaults Upon Senior Securities...........................  18

Item 4.    Submission of Matters to a Vote of Security Holders.......  18

Item 5.    Other Information.........................................  18

Item 6.    Exhibits and Reports on Form 8-K..........................  18

           Signatures................................................  19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                   ESB Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
             As of March 31, 2001 (Unaudited) and December 31, 2000
                         (Dollar amounts in thousands)

                                                                                              March 31,            December 31,
                                                                                                2001                  2000
                                                                                            (Unaudited)
                                                                                          ---------------        ---------------
                                     Assets
                                     ------
Cash on hand and in banks                                                                    $     3,035            $     4,428
Interest-earning deposits                                                                          8,374                  8,262
Federal funds sold                                                                                 2,499                    636
Securities available for sale; amortized cost of $598,646 and $609,552                           601,921                605,414
Loans receivable, net of allowance for loan losses of $4,989 and $4,981                          522,925                512,228
Accrued interest receivable                                                                        8,155                  8,220
Federal Home Loan Bank (FHLB) stock                                                               19,944                 19,899
Premises and equipment, net                                                                        8,836                  8,978
Real estate acquired through foreclosure, net                                                      1,509                  1,817
Prepaid expenses and other assets                                                                 11,542                 13,627
Bank owned life insurance                                                                         20,363                 16,641
                                                                                          ---------------        ---------------

             Total assets                                                                    $ 1,209,103            $ 1,200,150
                                                                                          ===============        ===============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Liabilities:
     Deposits                                                                                $   520,198            $   508,913
     Borrowed funds                                                                              397,575                396,817
     Reverse repurchase agreements                                                               181,640                191,272
     Guaranteed preferred beneficial interest in subordinated debt, net                           24,126                 24,115
     Advance payments by borrowers for taxes and insurance                                         4,460                  4,640
     Accrued expenses and other liabilities                                                        7,279                  6,130
                                                                                          ---------------        ---------------

         Total liabilities                                                                     1,135,278              1,131,887
                                                                                          ---------------        ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                   -                      -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         7,490,803 and 7,490,803 shares issued;
         5,943,347 and 6,009,291 shares outstanding                                                   75                     75
     Additional paid-in capital                                                                   73,660                 73,669
     Treasury stock, at cost; 1,547,456 and 1,481,512 shares                                     (22,572)               (21,915)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                         (3,351)                (3,456)
     Unvested shares held by Management Recognition Plan (MRP)                                      (237)                  (237)
     Retained earnings                                                                            24,088                 22,858
     Accumulated other comprehensive income (loss), net                                            2,162                 (2,731)
                                                                                          ---------------        ---------------

         Total stockholders' equity                                                               73,825                 68,263
                                                                                          ---------------        ---------------

             Total liabilities and stockholders' equity                                      $ 1,209,103            $ 1,200,150
                                                                                          ===============        ===============

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations
         For the three months ended March 31, 2001 and 2000 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                              --------------------------------
                                                                                                  2001                2000
                                                                                              ------------        ------------
Interest income:
     Loans receivable                                                                            $ 10,028             $ 8,395
     Securities available for sale                                                                  9,969               9,590
     FHLB stock                                                                                       354                 318
     Deposits with banks and federal funds sold                                                        81                  84
                                                                                              ------------        ------------
         Total interest income                                                                     20,432              18,387
                                                                                              ------------        ------------
Interest expense:
     Deposits                                                                                       5,882               4,976
     Borrowed funds and reverse repurchase agreements                                               8,959               8,122
     Guaranteed preferred beneficial interest in subordinated debt                                    557                 557
                                                                                              ------------        ------------
         Total interest expense                                                                    15,398              13,655
                                                                                              ------------        ------------

Net interest income                                                                                 5,034               4,732
     Provision for (recovery of) loan losses                                                            6                (452)
                                                                                              ------------        ------------

Net interest income after provision for (recovery of) loan losses                                   5,028               5,184
                                                                                              ------------        ------------
Noninterest income:
     Fees and service charges                                                                         423                 334
     Net realized gain on sales of securities available for sale                                        3                   4
     Increase of cash surrender value of bank owned life insurance                                    222                 202
     Other                                                                                            125                 125
                                                                                              ------------        ------------
         Total noninterest income                                                                     773                 665
                                                                                              ------------        ------------
Noninterest expense:
     Compensation and employee benefits                                                             2,057               1,950
     Premises and equipment                                                                           564                 452
     Federal deposit insurance premiums                                                                26                  26
     Data processing                                                                                  120                 162
     Other                                                                                            865                 758
                                                                                              ------------        ------------
         Total noninterest expense                                                                  3,632               3,348
                                                                                              ------------        ------------

Income before provision for income taxes                                                            2,169               2,501
     Provision for income taxes                                                                       343                 578
                                                                                              ------------        ------------

Net income                                                                                        $ 1,826             $ 1,923
                                                                                              ============        ============
Net income per share:

         Basic                                                                                      $0.27               $0.28
         Diluted                                                                                    $0.27               $0.28


Net income per share has been restated to reflect a six-for-five stock split

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
             For the three months ended March 31, 2001 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                        Accumulated
                                                                                                           other
                                              Additional              Unearned   Unvested              comprehensive      Total
                                      Common    paid-in   Treasury      ESOP        MRP     Retained   income (loss)  stockholders'
                                      stock     capital     stock      shares     shares    earnings    net of tax       equity
                                      ------  ----------  ----------  ---------  --------   ---------  -------------  ------------
Balance at December 31, 2000           $ 75    $ 73,669   $ (21,915)  $ (3,456)   $ (237)   $ 22,858     $ (2,731)     $ 68,263

Comprehensive results:
    Net income                            -           -           -          -         -       1,826            -         1,826
    Other comprehensive results, net      -           -           -          -         -           -        4,924         4,924
    Reclassification adjustment           -           -           -          -         -           -          (31)          (31)
                                      ------  ----------  ----------  ---------  --------   ---------  -------------  ------------
Total comprehensive results               -           -           -          -         -       1,826        4,893         6,719
Cash dividends at $0.10 per share         -           -           -          -         -        (564)           -          (564)
Purchase of treasury stock, at
    cost (73,399 shares)                  -           -        (754)         -         -           -            -          (754)
Reissuance of treasury stock
    for stock option exercises            -           -          97          -         -         (32)           -            65
Principal payments on ESOP debt           -          (9)          -        149         -           -            -           140
Additional ESOP shares purchased          -           -           -        (44)        -           -            -           (44)
                                      ------  ----------  ----------  ---------  --------   ---------  -------------  ------------
Balance at March 31, 2001              $ 75    $ 73,660   $ (22,572)  $ (3,351)   $ (237)   $ 24,088      $ 2,162      $ 73,825
                                      ======  ==========  ==========  =========  ========   =========  =============  ============

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
         For the three months ended March 31, 2001 and 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                             -------------------------------
                                                                                                 2001                2000
                                                                                             ------------        -----------
Operating activities:
     Net income                                                                                 $  1,826           $  1,923
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization for premises and equipment                                 210                175
            Provision for (recovery of) losses                                                         7               (451)
            Amortization of premiums and accretion of discounts                                     (253)                16
            Origination of loans available for sale                                               (3,525)              (297)
            Proceeds from sale of loans available for sale                                         3,536                302
            Net gain on sale of securities available for sale                                         (3)                (4)
            Amortization of intangible assets                                                        186                174
            Compensation expense on ESOP                                                             140                153
            Decrease in accrued interest receivable                                                   65                131
            (Increase) decrease in prepaid expenses and other assets                                (622)               961
            Increase in accrued expenses and other liabilities                                     1,149              2,032
            Other                                                                                   (371)              (441)
                                                                                             ------------        -----------
         Net cash provided by operating activities                                                 2,345              4,674
                                                                                             ------------        -----------
Investing activities:
     Loan originations and purchases                                                             (33,179)           (35,622)
     Purchases of securities available for sale                                                  (33,048)           (48,673)
     Purchases of FHLB stock                                                                         (45)              (246)
     Additions to premises and equipment                                                             (71)              (116)
     Purchase of bank owned life insurance                                                        (3,500)                 -
     Principal repayments of loans receivable                                                     22,440             19,197
     Principal repayments of securities available for sale                                        20,688             16,352
     Proceeds from the sale of securities available for sale                                      23,558             31,076
     Proceeds from sale of REO                                                                       317                  -
     Payment for purchase of SHS Bancorp, Inc. (SHS), net of cash acquired                             -             (3,082)
                                                                                             ------------        -----------
         Net cash used in investing activities                                                    (2,840)           (21,114)
                                                                                             ------------        -----------
Financing activities:
     Net increase (decrease) in deposits                                                          11,285               (915)
     Proceeds from long-term borrowings                                                           24,522             51,600
     Repayments of long-term borrowings                                                          (25,000)           (75,617)
     Net (decrease) increase in short-term borrowings                                             (8,396)            46,459
     Proceeds received from exercise of stock options                                                 65                 33
     Dividends paid                                                                                 (601)              (461)
     Payments to acquire treasury stock                                                             (754)            (1,523)
     Stock purchased by ESOP                                                                         (44)                 -
                                                                                             ------------        -----------
         Net cash provided by financing activities                                                 1,077             19,576
                                                                                             ------------        -----------
Net increase in cash equivalents                                                                     582              3,136
Cash equivalents at beginning of period                                                           13,326             12,761
                                                                                             ------------        -----------
Cash equivalents at end of period                                                               $ 13,908           $ 15,897
                                                                                             ============        ===========

Continued

                   ESB Financial Corporation and Subsidiaries
               Consolidated Statements of Cash Flows, (Continued)
         For the three months ended March 31, 2001 and 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                             -------------------------------
                                                                                                 2001                2000
                                                                                             ------------        -----------
Supplemental information:
     Interest paid                                                                              $ 16,307           $ 14,830
     Income taxes paid                                                                               375                385

     Supplemental schedule of non-cash investing and financing activities:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                                                        -                 19
         Dividends declared but not paid                                                             594                505

         The Company purchased all of the common stock of SHS for $14.5 million.  In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
            Fair value of assets acquired                                                       $      -           $ 91,550
            Stock and stock options issued for the purchase of SHS
                common stock                                                                           -             (8,071)
            Cash paid for SHS common stock                                                             -             (6,448)
            Liabilities assumed                                                                        -            (79,116)
                                                                                             ------------        -----------
                Excess liabilities assumed over assets acquired                                 $      -           $ (2,085)
                                                                                             ============        ===========

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

     ESB Financial Corporation (the Company) is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. (ESB Bank) (the
     Bank), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc., ESB Financial Services, Inc. (EFS), and AMSCO, Inc.

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000, as contained in the 2000 Annual Report to Stockholders.

     The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current year's reporting format.

2.   Subsequent Event

     On April 17, 2001, the Board of Directors declared a six-for-five stock split to stockholders of record on May 18, 2001 and payable on May 30, 2001. All share and related price and dividend amounts discussed herein have been adjusted to reflect this stock split where applicable.

3.   Operating Segments

     An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by management. ESB's business activities are currently confined to one operating segment which is community banking.

4.   Derivative Instruments and Hedging Activities.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at their fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of the exposure to the variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement was to be effective for fiscal years beginning on or after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which delayed the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company adopted this statement during the quarter with no material affect on the Company's financial position or results of operations.

5.   Securities

     The Company's securities available for sale portfolio is summarized as follows:


-------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Amortized       Unrealized       Unrealized         Fair
                                                        cost             gains           losses           value
-------------------------------------------------------------------------------------------------------------------
Available for sale:
-------------------
     As of March 31, 2001:
         Trust Preferred securities                    $   2,000          $     -        $   (153)       $   1,847
         U.S. Government securities                       16,994              422               -           17,416
         Municipal securities                             88,339            1,631            (217)          89,753
         Equity securities                                 3,112              165            (353)           2,924
         Corporate Bonds                                  91,347            1,345          (3,745)          88,947
         Mortgage-backed securities                      396,854            4,615            (435)         401,034
                                                     ------------     ------------     -----------     ------------
                                                       $ 598,646          $ 8,178        $ (4,903)       $ 601,921
                                                     ============     ============     ===========     ============
     As of December 31, 2000:
         Trust Preferred securities                    $   2,000          $     -        $   (287)       $   1,713
         U.S. Government securities                       19,983              175             (28)          20,130
         Municipal securities                             93,577            1,132            (844)          93,865
         Equity securities                                 2,878              236            (580)           2,534
         Corporate Bonds                                  77,931              771          (4,144)          74,558
         Mortgage-backed securities                      413,183            2,272          (2,841)         412,614
                                                     ------------     ------------     -----------     ------------
                                                       $ 609,552          $ 4,586        $ (8,724)       $ 605,414
                                                     ============     ============     ===========     ============
-------------------------------------------------------------------------------------------------------------------

6.   Loans Receivable

     The Company's loans receivable as of the respective dates are summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                    March 31,                          December 31,
(In thousands)                                                         2001                               2000
-------------------------------------------------------------------------------------------------------------------
Mortgage loans:
     Residential - single family                                    $  336,938                          $  334,201
     Residential - multi family                                         27,444                              26,998
     Commercial real estate                                             50,033                              48,633
     Construction                                                       52,074                              51,523
                                                                   ------------                        ------------
                                                                       466,489                             461,355
Other loans:
     Consumer loans                                                     67,764                              68,099
     Commercial business                                                14,984                              10,692
                                                                   ------------                        ------------
                                                                       549,237                             540,146
Less:
     Allowance for loan losses                                           4,989                               4,981
     Deferred loan fees and net discounts                                1,350                               1,380
     Loans in process                                                   19,973                              21,557
                                                                   ------------                        ------------
                                                                    $  522,925                          $  512,228
                                                                   ============                        ============
-------------------------------------------------------------------------------------------------------------------

7.   Deposits

     The Company's deposits as of the respective dates are summarized as follows:


----------------------------------------------------------------------------------------------
(Dollar amounts in thousands)               March 31, 2001               December 31, 2000
                                      --------------------------    --------------------------

        Type of accounts                Amount           %            Amount           %
----------------------------------------------------------------------------------------------
Noninterest-bearing deposits            $  11,542          2.2%       $   9,620          1.9%
NOW account deposits                       41,012          7.9%          41,549          8.2%
Money Market deposits                      64,576         12.4%          65,467         12.8%
Passbook account deposits                  73,171         14.1%          72,248         14.2%
Time deposits                             329,897         63.4%         320,029         62.9%
                                      ------------  ------------    ------------  ------------
                                        $ 520,198        100.0%       $ 508,913        100.0%
                                      ============  ============    ============  ============

Time deposits mature as follows:

Within one year                         $ 180,860         34.8%       $ 177,471         34.9%
After one year through two years           97,471         18.7%          80,647         15.8%
After two years through three years        39,695          7.6%          48,210          9.5%
Thereafter                                 11,871          2.3%          13,701          2.7%
                                      ------------  ------------    ------------  ------------
                                        $ 329,897         63.4%       $ 320,029         62.9%
                                      ============  ============    ============  ============
----------------------------------------------------------------------------------------------

8.   Borrowed Funds

     The Company's borrowed funds as of the respective dates are summarized as follows:


------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                        March 31, 2001          December 31, 2000
                                                                 -----------------------   -----------------------
                                                                  Weighted                  Weighted
                                                                average rate    Amount    average rate   Amount
------------------------------------------------------------------------------------------------------------------
FHLB advances:
    Due within 12 months                                            5.58%     $  87,972      6.00%      $ 105,207
    Due beyond 12 months but within 2 years                         6.28%       146,537      6.65%         93,883
    Due beyond 2 years but within 3 years                           6.64%       117,699      6.62%        152,699
    Due beyond 3 years but within 4 years                           6.39%        27,055      6.48%         27,055
    Due beyond 4 years but within 5 years                           6.30%        14,407      6.42%         13,885
    Due beyond 5 years                                              6.57%         3,842      6.66%          3,917
                                                                             -----------              ------------
                                                                                397,512                   396,646

Treasury tax and loan note payable                                  5.13%            63      6.25%            171
                                                                             -----------              ------------
                                                                              $ 397,575                 $ 396,817
                                                                             ===========              ============

Reverse repurchase agreements:
    Due within 12 months                                            5.86%     $ 106,000      6.02%      $  95,632
    Due beyond 12 months but within 2 years                         6.17%        64,640      6.17%         74,040
    Due beyond 2 years but within 3 years                           7.30%        11,000      6.96%         10,600
    Due beyond 3 years but within 4 years                              -              -      7.30%         11,000
                                                                             -----------              ------------
                                                                              $ 181,640                 $ 191,272
                                                                             ===========              ============
------------------------------------------------------------------------------------------------------------------

9.   Net Income Per Share

     The following table summarizes the Company's net income per share.


--------------------------------------------------------------------------------------------------------
(Amounts, except earnings per share, in thousands)
--------------------------------------------------------------------------------------------------------
                                                                       Three Months      Three Months
                                                                          Ended              Ended
                                                                      March 31, 2001    March 31, 2000
                                                                     -----------------  ----------------
Net income                                                            $         1,826    $        1,923
Weighted-average common shares outstanding                                      6,807             6,805
                                                                     -----------------  ----------------
       Basic earnings per share                                       $          0.27    $         0.28
                                                                     =================  ================
Weighted-average common shares outstanding                                      6,807             6,805
Common stock equivalents due to effect of stock options                            83               118
                                                                     -----------------  ----------------
Total weighted-average common shares and equivalents                            6,890             6,923
       Diluted earnings per share                                      $         0.27    $         0.28
                                                                     =================  ================
--------------------------------------------------------------------------------------------------------

Options to purchase 88,475 shares of common stock at $8.84 per share, 80,227 shares of common stock at $13.63 per share and 101,842 shares of common stock at $10.61 per share were outstanding as of March 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire on June 17, 2007, June 16, 2008 and June 15, 2009, respectively. Options to purchase 81,952 shares of common stock at $13.63 per share and 103,759 shares of common stock at $10.61 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares. The options expire on June 16, 2008 and June 15, 2009, respectively.

10.  Other Comprehensive Income

     In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive income and related tax effects for the three months ended March 31 consists of:


-----------------------------------------------------------------------------------------------------
(In thousands)                                  2001                             2000
-----------------------------------------------------------------------------------------------------
                                   Unrealized     Reclassification    Unrealized    Reclassification
                                      Gain          Adjustment           Gain          Adjustment
                                  -------------- ------------------  -------------- -----------------
Before tax amount                   $     7,460    $         (47)      $   3,834      $        (99)
Tax (expense) benefit                    (2,536)              16          (1,304)               34
                                  -------------- ------------------  -------------- -----------------
After tax amount                   $      4,924    $         (31)      $   2,530      $        (65)
                                  ============== ==================  ============== =================
-----------------------------------------------------------------------------------------------------

Total comprehensive income for the three months ended March 31, 2001 and 2000 was $6.7 million and $4.4 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $9.0 million or 0.8% to $1.2 billion at March 31, 2001 from $1.2 billion at December 31, 2000. Cash and cash equivalents, loans receivable, Federal Home Loan Bank stock and bank owned life insurance increased $582,000, $10.7 million, $45,000 and $3.7 million, respectively. These increases were partially offset by decreases in securities, accrued interest receivable, premises and equipment, prepaid expenses and other assets, and real estate acquired through foreclosure of $3.5 million, $65,000, $142,000, $2.1 million and $308,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities and stockholders' equity of $3.4 million or 0.3% and $5.6 million or 8.2%, respectively. The increase in total liabilities was primarily the result of increases in deposits and accrued expenses and other liabilities of $11.3 million and $1.1 million, respectively, partially offset by decreases in borrowed funds and reverse repurchase agreements and advance payments by borrowers for taxes and insurance of $8.9 million and $180,000, respectively. The increase in stockholders' equity was the result of increases in retained earnings and accumulated other comprehensive income of $1.2 million and $4.9 million, respectively, and a decrease in unearned Employee Stock Ownership Plan (ESOP) shares of $105,000, offset by an increase in treasury stock of $657,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $582,000 or 4.4% to $13.9 million at March 31, 2001 from $13.3 million at December 31, 2000. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company's securities portfolio decreased by $3.5 million or 0.6% to $601.9 million at March 31, 2001 from $605.4 million at December 31,
2000.   During the quarter ended March 31, 2001, the Company recorded purchases of available for sale securities of $33.0 million, consisting of purchases of mortgage-backed securities of $17.2 million, corporate bonds of $13.4 million, municipal bonds of $2.2 million and equity securities of $234,000. Offsetting the purchases of securities were sales of available for sale securities of $23.6 million, consisting of sales of municipal bonds of $5.3 million, mortgage-backed securities of $15.3 million, and agency bonds of $3.0 million and repayments and maturities of securities of $20.7 million, during the three months ended March 31, 2001.

Loans receivable. Net loans receivable increased $10.7 million or 2.1% to $522.9 million at March 31, 2001 from $512.2 million at December 31, 2000. Included in this increase were increases in mortgage loans of $5.1 million or 1.1% and other loans of $4.0 million or 5.0%, and a decrease in loans in process and deferred loan fees $1.6 million or 5.8%, during the three months ended March 31, 2001.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $4.1 million or 0.34% and $4.4 million or 0.37% of total assets at March 31, 2001 and December 31, 2000, respectively.

Deposits. Total deposits increased $11.3 million or 2.2% to $520.2 million at March 31, 2001 from $508.9 million at December 31, 2000. Time deposits and noninterest-bearing deposit accounts increased $9.9 million and $1.9 million, respectively, during the three months ended March 31, 2001, while interest-bearing demand deposit accounts decreased by $505,000 during the three months ended March 31, 2001.

Borrowed funds and reverse repurchase agreements. Borrowed funds and reverse repurchase agreements decreased $8.9 million or 1.5% to $579.2 million at March 31, 2001 from $588.1 million at December 31, 2000. FHLB advances increased $758,000 or 0.2% while reverse repurchase agreement borrowings decreased $9.6 million or 5.0% during the three months ended March 31, 2001.

Stockholders' equity. Stockholders' equity increased $5.6 million to $73.8 million at March 31, 2001 from $68.3 million at December 31, 2000. The increase in stockholders' equity was the result of increases in retained earnings and accumulated other comprehensive income of $1.2 million and $4.9 million, respectively, and a decrease in unearned ESOP shares of $105,000, offset by an increase in treasury stock of $657,000.


RESULTS OF OPERATIONS

General. The Company recorded net income of $1.8 million for the three months ended March 31, 2001, as compared to net income of $1.9 million for the same period in the prior year. The $97,000 or 5.0% decrease in net income for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, was primarily attributable to increases in the provision for loan losses and noninterest expense of $458,000 and $284,000, respectively, partially offset by increases in net interest income and noninterest income of $302,000 and $108,000, respectively, and a decrease in the provision for income taxes of $235,000. The quarter ended March 31, 2000 includes a one-time recovery of $605,000 associated with the Company's Bennett Lease Pools. Without the recovery, operating earnings would have been $1.6 million.

Net interest income. Net interest income increased $302,000 or 6.4% to $5.0 million for the three months ended March 31, 2001, compared to $4.7 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $2.0 million offset by an increase in interest expense of $1.7 million.

Interest income. Interest income increased $2.0 million or 11.1% to $20.4 million for the three months ended March 31, 2001, compared to $18.4 million for the same period in the prior year. This increase can be attributed to an increase in interest earned on loans receivable, interest earned on securities and FHLB stock of $1.6 million, $379,000 and $36,000, respectively. Slightly offset by a decrease in cash equivalents of $3,000.

Interest earned on loans receivable increased $1.6 million or 19.5% to $10.0 million for the quarter ended March 31, 2001, compared to $8.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $85.7 million or 19.7% to $520.5 million for the three months ended March 31, 2001, compared to $434.8 million for the same period in the prior year, offset by a slight decrease in the yield on loans receivable to 7.71% for the three months ended March 31, 2001, compared to 7.72% for the same period in the prior year.

Interest earned on securities increased $379,000 or 4.0% to $10.0 million for the three months ended March 31, 2001, compared to $9.6 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $27.5 million or 4.8% to $600.9 million for the three months ended March 31, 2001, compared to $573.4 million for the same period in the prior year, offset slightly by a decrease in the tax equivalent yield on securities to 7.05% for the three months ended March 31, 2001, compared to 7.12% for the same period in the prior year.

Interest expense. Interest expense increased $1.7 million or 12.8% to $15.4 million for the three months ended March 31, 2001, compared to $13.7 million for the same period in the prior year. This increase in interest expense can be primarily attributed to increases in interest incurred on deposits and borrowed funds and reverse repurchase agreements of $906,000 and $837,000, respectively.

Interest incurred on deposits increased $906,000 or 18.2% to $5.9 million for the three months ended March 31, 2001, compared to $5.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $46.2 million or 10.1% to $504.7 million for the three months ended March 31, 2001, compared to $458.4 million for the same period in the prior year. The cost of interest-bearing deposits increased by 36 basis points to 4.73% for the quarter ended March 31, 2001 compared to 4.37% for the same period in the prior year.

Interest incurred on borrowed funds and reverse repurchase agreements increased $837,000 or 10.3% to $9.0 million for the three months ended March 31, 2001, compared to $8.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $43.3 million or 8.1% to $575.7 million for the three months ended March 31, 2001, compared to $532.4 million for the same period in the prior year. This increase in borrowed funds is a reflection of the increase in the average balance of loans receivable and securities; as such funds were utilized to provide for growth. Adding to the increase in interest incurred on borrowed funds was an increase in the cost of these funds of 17 basis points to 6.31% for the three months ended March 31, 2001, compared to 6.14% for the same period in the prior year.

Provision for (recovery of) loan losses. The provision for loan losses increased $458,000 to $6,000 at March 31, 2001, compared to a recovery of $452,000 for the same period in the prior year. The March 31, 2000 quarter reflects a $605,000 one-time recovery recorded in January 2000 associated with the Company's Bennett Lease Pools which was received from the bankruptcy trustee. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at March 31, 2001 and December 31, 2000 amounted to $5.0 million or 0.91% and $5.0 million or 0.92%, respectively, of the Company's total loan portfolio. The Company's allowance for losses on loans as a percentage of non-performing loans was 195.11% and 188.96% at March 31, 2001 and December 31, 2000, respectively.

Noninterest income. Noninterest income increased $108,000 or 16.2% to $773,000 for the three months ended March 31, 2001, compared to $665,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and an increase in the cash surrender value of the bank owned life insurance of $89,000 and $20,000, respectively.

Noninterest expense. Noninterest expense increased $284,000 or 8.5% to $3.6 million for the three months ended March 31, 2001, from $3.3 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, premises and equipment and other expenses of $107,000, $112,000 and $107,000, respectively, partially offset by a decrease in data processing costs of $42,000.

Provision for income taxes. The provision for income taxes decreased $235,000 or 40.7% to $343,000 for the three months ended March 31, 2001, from $578,000 for the same period in the prior year. This decrease was attributable to a decrease in pre-tax income of $332,000 or 13.3% for the three months ended March 31, 2001, compared to the same period in the prior year, and to the tax savings created by the EFS subsidiary.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Interest and yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.


-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              Three months ended March 31,
                                                                   2001                                      2000
                                                  ---------------------------------------   ---------------------------------------
                                                    Average                    Yield /        Average                    Yield /
                                                    Balance       Interest       Rate         Balance       Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------
    Taxable securities available for sale          $   510,042       $ 8,757       6.87%     $   488,006       $ 8,383       6.87%
    Tax-exempt securities available for sale            90,885         1,836       8.08%          85,416         1,829       8.57%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       600,927        10,593       7.05%         573,422        10,212       7.12%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    Mortgage loans                                     440,750         8,410       7.63%         365,844         7,071       7.73%
    Other loans                                         79,744         1,618       8.12%          68,978         1,324       7.68%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       520,494        10,028       7.71%         434,822         8,395       7.72%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    Cash equivalents                                     7,902            81       4.10%          11,505            84       2.92%
    FHLB stock                                          19,921           354       7.11%          18,871           318       6.74%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                        27,823           435       6.25%          30,376           402       5.29%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    Total interest-earning assets                    1,149,244        21,056       7.33%       1,038,620        19,009       7.32%
    Other noninterest-earning assets                    48,533             -          -           47,595             -           -
                                                  ------------- ------------- -----------   ------------- ------------- -----------
        Total assets                               $ 1,197,777      $ 21,056       7.03%     $ 1,086,215      $ 19,009       7.00%
                                                  ============= ============= ===========   ============= ============= ===========
Interest-bearing liabilities:
-----------------------------
    Interest-bearing demand deposits               $   176,245      $  1,029       2.37%     $   177,259      $  1,104       2.50%
    Time deposits                                      328,411         4,853       5.99%         281,175         3,872       5.54%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       504,656         5,882       4.73%         458,434         4,976       4.37%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    FHLB advances                                      389,162         6,097       6.35%         313,660         4,860       6.23%
    Reverse repo's & other borrowings                  186,574         2,862       6.22%         218,768         3,262       6.00%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       575,736         8,959       6.31%         532,428         8,122       6.14%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    Preferred securities                                24,121           557       9.37%          24,077           557       9.30%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
    Total interest-bearing liabilities               1,104,513        15,398       5.65%       1,014,939        13,655       5.41%
    Noninterest-bearing demand deposits                 14,483             -          -           11,354             -          -
    Other noninterest-bearing liabilities                7,085             -          -            6,478             -          -
                                                  ------------- ------------- -----------   ------------- ------------- -----------
        Total liabilities                            1,126,081        15,398       5.55%       1,032,771        13,655       5.32%
        Stockholders' equity                            71,696             -          -           53,444             -          -
                                                  ------------- ------------- -----------   ------------- ------------- -----------
        Total liabilities and equity               $ 1,197,777      $ 15,398       5.21%     $ 1,086,215      $ 13,655       5.06%
                                                  ============= ============= ===========   ============= ============= ===========
Net interest income                                                 $  5,658                                  $  5,354
                                                                =============                             =============
Interest rate spread (difference between                                           1.68%                                     1.91%
    weighted average rate on interest-earning                                 ===========                               ===========
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                  1.97%                                     2.06%
    income as a percentage of average                                         ===========                               ===========
    interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2001 and 2000, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates.
The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.


--------------------------------------------------------------------------------------------
(In thousands)                                                 2001 versus 2000
                                                          Increase (decrease) due to
                                                   -----------------------------------------
                                                      Volume          Rate          Total
--------------------------------------------------------------------------------------------
 Interest income:
    Securities                                      $    486        $  (105)      $    381
    Loans                                              1,651            (18)         1,633
    Cash equivalents                                     (31)            28             (3)
    FHLB stock                                            18             18             36
                                                   -----------     ----------    -----------
    Total interest-earning assets                      2,124            (77)         2,047
                                                   -----------     ----------    -----------
 Interest expense:
    Deposits                                             523            383            906
    FHLB advances                                      1,182             55          1,237
    Reverse repurchases & other borrowings              (492)            92           (400)
    Trust Preferred securities                             1             (1)             -
                                                   -----------     ----------    -----------
    Total interest-bearing liabilities                 1,214            529          1,743
                                                   -----------     ----------    -----------
 Net interest income                                $    910        $  (606)      $    304
                                                   ===========     ==========    ===========
--------------------------------------------------------------------------------------------


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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and the Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; and (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and reverse repurchase agreements.

As of March 31, 2001, the implementation of these asset and liability initiatives resulted in the following: (i) $221.7 million or 40.4% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $146.8 million or 39.2% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $137.3 million or 34.2% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2001, the Company's interest-earning assets maturing or repricing within one year totaled $446.5 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $453.0 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $6.5 million or a negative .5% of total assets. At March 31, 2001, the percentage of the Company's assets to liabilities maturing or repricing within one year was 98.6%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and deposit decay assumptions under various interest rate scenarios. At March 31, 2001, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 1.54% over such 24-month period. At March 31, 2000, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income was projected to decrease by approximately 4.3% over such 24-month period.

LIQUIDITY

The Bank's liquidity is calculated as a percentage of deposits and short-term borrowings. The liquidity ratio fluctuates depending primarily upon deposit flows. At March 31, 2001, ESB Bank's liquidity ratio was 15.9%. The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 2001, the Company used its sources of funds primarily to fund the loan commitments, and to a lesser extent, to purchase securities. As of such date, the Company had outstanding loan commitments totaling $19.7 million, unused lines of credit totaling $33.8 million and $18.8 million of undisbursed loans in process.

At March 31, 2001, certificates of deposit amounted to $329.9 million or 63.4% of the Company's total consolidated deposits, including $180.9 million which were scheduled to mature by March 31, 2002. At the same date, the total amount of FHLB advances and Reverse Repurchase Agreements which were scheduled to mature by March 31, 2002 was $194.0 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2002 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 2001, ESB Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.5%, 6.5% and 14.8%, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

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

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   None

(b)   Form 8-K   - The Company filed a Form 8-K dated March 21, 2001 to report a
      $0.10 per share quarterly cash dividend payable on April 25, 2001 to stockholders of record at the close of business on March 30, 2001.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  May 10, 2001                  By:  /s/ Charlotte A. Zuschlag
                                     ------------------------------
                                     Charlotte A. Zuschlag
                                     President and Chief Executive Officer

Date:  May 10, 2001                  By:  /s/ Charles P. Evanoski
                                     ----------------------------
                                     Charles P. Evanoski
                                     Group Senior Vice President and
                                     Chief Financial Officer