Form 10-Q
period 2001-06-30
ESB FINANCIAL CORP
filed 2001-08-14
CIK 872835

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934


                       For Quarter Ended: June 30, 2001
                                          -------------


                        Commission File Number: 0-19345
                                                -------

                           ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                                                                          25-1659846
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


600 Lawrence Avenue, Ellwood City, PA                                                                      16117
-----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                               (Zip Code)

                                (724) 758-5584
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X     Yes        No
                                  --------     ______

       Number of shares of common stock outstanding as of July 31, 2001:

Common Stock, $0.01 par value                                   7,117,941 shares
-----------------------------                                   ----------------
          (Class)                                                 (Outstanding)

================================================================================

                           ESB FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of June 30, 2001 (Unaudited) and December 31, 2000.................................................    1

          Consolidated Statements of Operations for the three
          and six months ended June 30, 2001 and 2000 (Unaudited)...............................................    2

          Consolidated Statement of Changes in Stockholders' Equity
          for the six months ended June 30, 2001 (Unaudited)....................................................    3

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000 (Unaudited).......................................................    4

          Notes to Consolidated Financial Statements............................................................    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations......................................................   12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................................   20


                                               PART II - OTHER INFORMATION
                                               ---------------------------

Item 1.   Legal Proceedings.....................................................................................   21

Item 2.   Changes in Securities.................................................................................   21

Item 3.   Defaults Upon Senior Securities.......................................................................   21

Item 4.   Submission of Matters to a Vote of Security Holders...................................................   21

Item 5.   Other Information.....................................................................................   21

Item 6.   Exhibits and Reports on Form 8-K......................................................................   22

          Signatures............................................................................................   23

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
-----------------------------

                  ESB Financial Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
             As of June 30, 2001 (Unaudited) and December 31, 2000
                         (Dollar amounts in thousands)


                                                                                                 June 30,            December 31,
                                                                                                   2001                  2000
                                                                                                (Unaudited)
                                                                                               --------------        -------------
                                        Assets

Cash on hand and in banks                                                                         $    3,482           $    4,428
Interest-earning deposits                                                                              8,139                8,262
Federal funds sold                                                                                       224                  636
Securities available for sale; amortized cost of $604,438 and $609,552                               606,671              605,414
Loans receivable, net                                                                                525,867              512,228
Accrued interest receivable                                                                            8,215                8,220
Federal Home Loan Bank (FHLB) stock                                                                   21,143               19,899
Premises and equipment, net                                                                            8,861                8,978
Real estate acquired through foreclosure, net                                                          1,753                1,817
Prepaid expenses and other assets                                                                     13,479               13,627
Bank owned life insurance                                                                             20,643               16,641
                                                                                               --------------        -------------

             Total assets                                                                         $1,218,477           $1,200,150
                                                                                               ==============        =============

                         Liabilities and Stockholders' equity

Liabilities:
     Deposits                                                                                     $  530,405           $  508,913
     Borrowed funds                                                                                  414,258              396,817
     Reverse repurchase agreements                                                                   162,440              191,272
     Guaranteed preferred beneficial interest in subordinated debt, net                               24,137               24,115
     Advance payments by borrowers for taxes and insurance                                             5,148                4,640
     Accrued expenses and other liabilities                                                            7,883                6,130
                                                                                               --------------        -------------

         Total liabilities                                                                         1,144,271            1,131,887
                                                                                               --------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                                       -                    -
     Common stock, $.01 par value, 10,000,000 shares authorized;
         7,490,803 and 7,490,803 shares issued;
         7,125,347 and 6,009,291 shares outstanding                                                       75                   75
     Additional paid-in capital                                                                       55,104               73,669
     Treasury stock, at cost; 365,456 and 1,481,512 shares                                            (4,041)             (21,915)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                             (3,204)              (3,456)
     Unvested shares held by Management Recognition Plan                                                (237)                (237)
     Retained earnings                                                                                25,035               22,858
     Accumulated other comprehensive income (loss), net                                                1,474               (2,731)
                                                                                               --------------        -------------

         Total stockholders' equity                                                                   74,206               68,263
                                                                                               --------------        -------------

             Total liabilities and stockholders' equity                                           $1,218,477           $1,200,150
                                                                                               ==============        =============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                    Consolidated Statements of Operations
     For the three and six months ended June 30, 2001 and 2000 (Unaudited)
               (Dollar amounts in thousands, except share data)

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,
                                                                     ------------------------------    ----------------------------
                                                                        2001              2000            2001            2000
                                                                     ------------      ------------    -----------     ------------
Interest income:
    Loans receivable                                                    $ 10,136          $  9,278       $ 20,165         $ 17,673
    Securities available for sale                                          9,677             9,827         19,646           19,417
    FHLB stock                                                               328               336            682              654
    Deposits with banks and federal funds sold                                84                83            164              167
                                                                     ------------      ------------    -----------     ------------
        Total interest income                                             20,225            19,524         40,657           37,911
                                                                     ------------      ------------    -----------     ------------

Interest expense:
    Deposits                                                               5,747             5,290         11,628           10,266
    Borrowed funds and reverse repurchase agreements                       8,964             8,714         17,924           16,836
    Guaranteed preferred beneficial interest in subordinated debt            556               556          1,113            1,113
                                                                     ------------      ------------    -----------     ------------
        Total interest expense                                            15,267            14,560         30,665           28,215
                                                                     ------------      ------------    -----------     ------------

Net interest income                                                        4,958             4,964          9,992            9,696
    Provision for (recovery of) loan losses                                   33               127             39             (325)
                                                                     ------------      ------------    -----------     ------------

Net interest income after provision for (recovery of) loan losses          4,925             4,837          9,953           10,021
                                                                     ------------      ------------    -----------     ------------

Noninterest income:
    Fees and service charges                                                 429               398            852              732
    Net realized (loss) gain on sales of securities available for sale       (25)                -            (22)               4
    Increase of cash surrender value of bank owned life insurance            281               211            502              413
    Other                                                                    162               191            288              316
                                                                     ------------      ------------    -----------     ------------
        Total noninterest income                                             847               800          1,620            1,465
                                                                     ------------      ------------    -----------     ------------

Noninterest expense:
    Compensation and employee benefits                                     2,245             2,050          4,301            4,000
    Premises and equipment                                                   540               485          1,105              937
    Federal deposit insurance premiums                                        23                25             49               51
    Data processing                                                          136               142            256              304
    Other                                                                    829               931          1,693            1,689
                                                                     ------------      ------------    -----------     ------------
        Total noninterest expense                                          3,773             3,633          7,404            6,981
                                                                     ------------      ------------    -----------     ------------

Income before provision for income taxes                                   1,999             2,004          4,169            4,505
    Provision for income taxes                                               282               374            626              952
                                                                     ------------      ------------    -----------     ------------

Net income                                                              $  1,717          $  1,630       $  3,543         $  3,553
                                                                     ============      ============    ===========     ============

Net income per share:
        Basic                                                           $   0.25          $   0.24       $   0.52         $   0.52
        Diluted                                                         $   0.25          $   0.23       $   0.51         $   0.51

Net income per share for prior periods has been restated to reflect the six-for-five stock split. See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
              For the six months ended June 30, 2001 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                       Accumulated
                                                                                                         other
                                             Additional              Unearned   Unvested              comprehensive       Total
                                    Common    paid-in     Treasury     ESOP       MRP      Retained   income, net of   stockholders'
                                    stock     capital       stock     shares    shares     earnings        tax           equity
                                   -------- ------------ ---------- ---------- ---------- ---------- ---------------- --------------
Balance at December 31, 2000       $     75  $   73,669   $(21,915)  $ (3,456)  $   (237)  $ 22,858     $    (2,731)    $   68,263

Comprehensive results:
  Net income                              -           -          -          -          -      3,543               -          3,543
  Other comprehensive results, net        -           -          -          -          -          -           4,236          4,236
  Reclassification adjustment             -           -          -          -          -          -             (31)           (31)
                                   -------- ------------ ---------- ---------- ---------- ---------- ---------------- --------------
Total comprehensive results               -           -          -          -          -      3,543           4,205          7,748
Cash dividends at $0.10 per share         -           -          -          -          -     (1,239)              -         (1,239)
Six-for-five stock split                  -     (18,595)    18,607          -          -        (12)              -              -
Payment of cash in lieu of
  fractional shares for
  six-for-five stock split                -          (6)         -          -          -          -               -             (6)
Purchase of treasury stock, at
  cost (91,593 shares)                    -           -       (985)         -          -          -               -           (985)
Reissuance of treasury stock
  for stock option exercises              -           -        252          -          -       (115)              -            137
Principal payments on ESOP debt           -          36          -        296          -          -               -            332
Additional ESOP shares purchased          -           -          -        (44)         -          -               -            (44)
                                   -------- ------------ ---------- ---------- ---------- ---------- ---------------- --------------

Balance at June 30, 2001           $     75  $   55,104   $ (4,041)  $ (3,204)  $   (237)  $ 25,035     $     1,474     $   74,206
                                   ======== ============ ========== ========== ========== ========== ================ ==============

See accompanying notes to consolidated financial statements.

                  ESB Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
          For the six months ended June 30, 2001 and 2000 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                    -------------------------------
                                                                                                        2001               2000
                                                                                                    ------------       ------------
Operating activities:
     Net income                                                                                      $    3,543         $    3,553
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization for premises and equipment                                       422                357
             Provision for (recovery of) losses                                                              42               (251)
             Amortization of premiums and accretion of discounts                                           (438)               (43)
             Origination of loans available for sale                                                     (6,455)              (562)
             Proceeds from sale of loans available for sale                                               6,490                568
             Net loss (gain) on sales of securities available for sale                                       22                 (4)
             Amortization of intangible assets                                                              372                360
             Compensation expense on ESOP                                                                   332                292
             Decrease (increase) in accrued interest receivable                                               5               (220)
             (Increase) decrease in prepaid expenses and other assets                                    (2,391)             1,173
             Increase in accrued expenses and other liabilities                                           1,753              2,850
             Other                                                                                          (61)               679
                                                                                                    ------------       ------------
         Net cash provided by operating activities                                                        3,636              8,752
                                                                                                    ------------       ------------

Investing activities:
     Loan originations and purchases                                                                    (77,917)           (79,614)
     Purchases of securities available for sale                                                         (84,041)           (73,183)
     Purchases of FHLB stock                                                                             (1,244)              (246)
     Addition to premises and equipment                                                                    (311)              (814)
     Purchase of bank owned life insurance                                                               (3,500)                 -
     Principal repayments of loans receivable                                                            63,909             48,316
     Principal repayments of securities available for sale                                               56,104             32,940
     Proceeds from the sale of securities available for sale                                             33,552             31,076
     Proceeds from sale of REO                                                                              317                 24
     Payment for purchase of SHS Bancorp, net of cash acquired                                                -             (3,082)
                                                                                                    ------------       ------------
         Net cash used in investing activities                                                          (13,131)           (44,583)
                                                                                                    ------------       ------------

Financing activities:
     Net increase in deposits                                                                            21,492              1,193
     Proceeds from long-term borrowings                                                                  39,522            107,600
     Repayments of long-term borrowings                                                                 (55,666)          (116,697)
     Net increase in short-term borrowings                                                                4,753             47,914
     Proceeds received from exercise of stock options                                                       137                154
     Dividends paid                                                                                      (1,195)              (966)
     Payments to acquire treasury stock                                                                    (985)            (2,374)
     Stock purchased by ESOP                                                                                (44)               (60)
                                                                                                    ------------       ------------
         Net cash provided by financing activities                                                        8,014             36,764
                                                                                                    ------------       ------------

Net (decrease) increase in cash equivalents                                                              (1,481)               933
Cash equivalents at beginning of period                                                                  13,326             12,761
                                                                                                    ------------       ------------
Cash equivalents at end of period                                                                    $   11,845         $   13,694
                                                                                                    ============       ============

Continued.

                  ESB Financial Corporation and Subsidiaries
              Consolidated Statements of Cash Flows, (Continued)
                    For the six months ended June 30, 2001
                             and 2000 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                    -------------------------------
                                                                                                       2001                2000
                                                                                                    ------------       ------------
Supplemental information:

     Interest paid                                                                                    $ 32,495           $ 30,746
     Income taxes paid                                                                                     725              1,445
     Non-cash transactions:
         Transfers from loans receivable to real estate acquired
             through foreclosure                                                                           244              1,903
         Dividends declared but not paid                                                                   713                609

     Supplemental schedule of non-cash investing and finance activities:

     The Company purchased all of the common stock of SHS Bancorp for $14.5 million. In connection with the acquisition, the assets acquired and liabilities assumed were as follows:
             Fair value of assets acquired                                                            $      -           $ 91,550
             Stock and stock options issued for the purchase of SHS Bancorp
                common stock                                                                                 -             (8,071)
             Cash paid for SHS Bancorp common stock                                                          -             (6,448)
             Liabilities assumed                                                                             -            (79,116)
                                                                                                    -----------       ------------
                Excess liabilities assumed over assets acquired                                       $      -           $ (2,085)
                                                                                                    ===========       ============

See accompanying notes to consolidated financial statements.

                   ESB Financial Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.       Basis of Presentation

         ESB Financial Corporation (the Company) is a unitary thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. (ESB or the Bank), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc., ESB Financial Services, Inc. (EFS) and AMSCO, Inc.

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

         The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current period's reporting format.

2.       Acquisition and Merger

         On May 16, 2001, the Company announced plans to acquire WSB Holding Company, parent of Workingmens Bank (WSB). At June 30, 2001, WSB had $42.7 million in assets and two branches, both in Allegheny County. The merger, subject to regulatory and shareholder approvals, is anticipated to be completed in the fourth quarter of this year. This acquisition increases the Company's offices in Allegheny County from nine to eleven full service locations.

3.       Operating Segments

         An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by management. ESB's business activities are currently confined to one operating segment which is community banking.

4.       Derivative Instruments and Hedging Activities.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized commitment, a hedge of the exposure to the variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement was to be effective for fiscal years beginning on or after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and FASB Statement No. 133", which delayed the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company adopted this statement during the first quarter of 2001 with no material effect on the Company's financial position or results of operations.

5.       Business Combinations and Goodwill and Other Intangible Assets.

         On June 29, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The new amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during the transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is required to adopt Statements 141 and 142 in the first quarter of 2002. Management will be reviewing existing goodwill to determine the effect of the statements on the Company's financial position or results of operations.

6.       Securities

         The Company's securities available for sale portfolio is summarized as follows:

         ------------------------------------------------------------------------------------------------------------------
         (In thousands)                                      Amortized        Unrealized        Unrealized         Fair
                                                               cost             gains             losses           value
         ------------------------------------------------------------------------------------------------------------------
              As of June 30, 2001:
                  Trust Preferred securities                  $   1,996        $      20        $    (103)       $   1,913
                  U.S. Government securities                     16,993              296              (20)          17,269
                  Municipal securities                           92,788            1,050             (501)          93,337
                  Equity securities                               3,112              367             (223)           3,256
                  Corporate Bonds                               106,208            1,281           (3,535)         103,954
                  Mortgage-backed securities                    383,341            4,381             (780)         386,942
                                                            ------------     ------------     ------------     ------------
                                                              $ 604,438        $   7,395        $  (5,162)       $ 606,671
                                                            ============     ============     ============     ============
              As of December 31, 2000:
                  Trust Preferred securities                  $   2,000        $       -        $    (287)       $   1,713
                  U.S. Government securities                     19,983              175              (28)          20,130
                  Municipal securities                           93,577            1,132             (844)          93,865
                  Equity securities                               2,878              236             (580)           2,534
                  Corporate Bonds                                77,931              771           (4,144)          74,558
                  Mortgage-backed securities                    413,183            2,272           (2,841)         412,614
                                                            ------------     ------------     ------------     ------------
                                                              $ 609,552        $   4,586        $  (8,724)       $ 605,414
                                                            ============     ============     ============     ============
         --------------------------------------------------------------------------------------------------------------------------

7.       Loans Receivable

         The Company's loans receivable as of the respective dates are summarized as follows:

         -----------------------------------------------------------------------------------------------------------
                                                                               June 30,                 December 31,
         (In thousands)                                                          2001                      2000
         -----------------------------------------------------------------------------------------------------------
         Mortgage loans:
              Residential - single family                                   $    340,868                $    334,201
              Residential - multi family                                          29,574                      26,998
              Commercial real estate                                              48,144                      48,633
              Construction                                                        51,043                      51,523
                                                                            ------------                ------------
                                                                                 469,629                     461,355
         Other loans:
              Consumer loans                                                      66,839                      68,099
              Commercial business                                                 15,721                      10,692
                                                                            ------------                ------------
                                                                                 552,189                     540,146
         Less:
              Allowance for loan losses                                            5,009                       4,981
              Deferred loan fees and net discounts                                 1,377                       1,380
              Loans in process                                                    19,936                      21,557
                                                                            ------------                ------------
                                                                            $    525,867                $    512,228
                                                                            ============                ============
         -----------------------------------------------------------------------------------------------------------

8.       Deposits

         The Company's deposits as of the respective dates are summarized as follows:

         ---------------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)                                     June 30, 2001                December 31, 2000
                                                                  ------------------------------  ----------------------------
                     Type of accounts                                   Amount             %            Amount            %
         ---------------------------------------------------------------------------------------------------------------------
         Noninterest-bearing deposits                                 $  12,306            2.3%       $   9,620          1.9%
         NOW account deposits                                            40,205            7.6%          41,549          8.2%
         Money Market deposits                                           67,815           12.8%          65,467         12.8%
         Passbook account deposits                                       74,122           14.0%          72,248         14.2%
         Time deposits                                                  335,957           63.3%         320,029         62.9%
                                                                    ------------    ------------    ------------  ------------
                                                                      $ 530,405          100.0%       $ 508,913        100.0%
                                                                    ============    ============    ============  ============

         Time deposits mature as follows:

         Within one year                                              $ 207,106           39.1%       $ 177,471         34.9%
         After one year through two years                                89,867           16.9%          80,647         15.8%
         After two years through three years                             27,652            5.2%          48,210          9.5%
         Thereafter                                                      11,332            2.1%          13,701          2.7%
                                                                    ------------    ------------    ------------  ------------
                                                                      $ 335,957           63.3%       $ 320,029         62.9%
                                                                    ============    ============    ============  ============
         ---------------------------------------------------------------------------------------------------------------------

9.       Borrowed Funds

         The Company's borrowed funds as of the respective dates are summarized as follows:

     ---------------------------------------------------------------------------------------------------
     (Dollar amounts in thousands)                         June 30, 2001           December 31, 2000
                                                     -------------------------  ------------------------
                                                       Weighted                   Weighted
                                                      average rate     Amount    average rate   Amount
     ---------------------------------------------------------------------------------------------------
     FHLB advances:
         Due within 12 months                            5.70%      $ 126,660      6.00%      $ 105,207
         Due beyond 12 months but within 2 years         6.17%        140,500      6.65%         93,883
         Due beyond 2 years but within 3 years           6.39%        101,699      6.62%        152,699
         Due beyond 3 years but within 4 years           6.39%         27,055      6.48%         27,055
         Due beyond 4 years but within 5 years           6.29%         14,907      6.42%         13,885
         Due beyond 5 years                              6.66%          3,265      6.66%          3,917
                                                                  ------------              ------------
                                                                      414,086                   396,646

     Treasury tax and loan note payable                  3.80%            172      6.25%            171
                                                                  ------------              ------------
                                                                    $ 414,258                 $ 396,817
                                                                  ============              ============

     Reverse repurchase agreements:
         Due within 12 months                            5.59%      $  86,800      6.02%      $  95,632
         Due beyond 12 months but within 2 years         6.17%         64,640      6.17%         74,040
         Due beyond 2 years but within 3 years           7.30%         11,000      6.96%         10,600
         Due beyond 3 years but within 4 years              -               -      7.30%         11,000
                                                                  ------------              ------------
                                                                    $ 162,440                 $ 191,272
                                                                  ============              ============
         -----------------------------------------------------------------------------------------------

10.      Net Income Per Share

         Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's six-for-five stock split declared on April 17, 2001.

         The following table summarizes the Company's net income per share.
         -------------------------------------------------------------------------------------------------------
         (Amounts, except earnings per share, in thousands)
         -------------------------------------------------------------------------------------------------------
                                                                                Three Months       Three Months
                                                                                   Ended               Ended
                                                                               June 30, 2001      June 30, 2000
                                                                              ---------------    ---------------
         Net income                                                             $     1,717       $      1,630
         Weighted-average common shares outstanding                                   6,778              6,908
                                                                              ---------------    ---------------
                Basic earnings per share                                        $      0.25       $       0.24
                                                                              ===============    ===============

         Weighted-average common shares outstanding                                   6,778              6,908
         Common stock equivalents due to effect of stock options                        221                 84
                                                                              ---------------    ---------------
         Total weighted-average common shares and equivalents                         6,999              6,992
                                                                              ---------------    ---------------
                Diluted earnings per share                                      $      0.25       $       0.23
                                                                              ===============    ===============

                                                                                 Six Months        Six Months
                                                                                   Ended              Ended
                                                                               June 30, 2001      June 30, 2000
                                                                              ---------------    ---------------
         Net income                                                             $     3,543       $      3,553
         Weighted-average common shares outstanding                                   6,792              6,857
                                                                              ---------------    ---------------
                Basic earnings per share                                        $      0.52       $       0.52
                                                                              ===============    ===============

         Weighted-average common shares outstanding                                   6,792              6,857
         Common stock equivalents due to effect of stock options                        152                101
                                                                              ---------------    ---------------
         Total weighted-average common shares and equivalents                         6,944              6,958
                                                                              ---------------    ---------------
                Diluted earnings per share                                      $      0.51       $       0.51
                                                                              ===============    ===============
         -------------------------------------------------------------------------------------------------------

         Options to purchase 80,220 shares of common stock at $13.63 per share, were outstanding as of June 30, 2001 but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2001 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008. Options to purchase 90,071 shares of common stock at $8.84 per share, 81,811 shares of common stock at $13.63 per share and 103,756 shares of common stock at $10.61 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2000 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2007, June 30, 2008 and June 30, 2009, respectively.

11.      Comprehensive Income

         In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive loss and related tax effects for the six months ended June 30, 2001 consists of:

         ------------------------------------------------------------------------------------------------------
         (In thousands)                                   2001                               2000
         ------------------------------------------------------------------------------------------------------
                                             Unrealized    Reclassification     Unrealized    Reclassification
                                                Gain          Adjustment           Gain          Adjustment
                                           --------------- -----------------   -------------  -----------------
         Before tax amount                  $       6,418     $         (47)    $    (2,817)     $        (100)
         Tax (expense) benefit                     (2,182)               16             958                 34
                                           --------------- -----------------   -------------  -----------------
         After tax amount                   $       4,236     $         (31)    $    (1,859)     $         (66)
                                           =============== =================   =============  =================
         ------------------------------------------------------------------------------------------------------

         For the six months ended June 30, 2001, total comprehensive income was $7.7 million and for the six months ended June 30, 2000, total comprehensive income was $1.6 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

CHANGES IN FINANCIAL CONDITION

General. The Company's total assets increased by $18.3 million or 1.5% to $1.2 billion at June 30, 2001 from $1.2 billion at December 31, 2000. This net increase was primarily the result of increases to securities, loans receivable, Federal Home Loan Bank stock and bank owned life insurance of $1.3 million, $13.6 million, $1.2 million and $4.0 million, respectively. Partially offsetting these increases were decreases in cash and cash equivalents, accrued interest receivable, premises and equipment, real estate acquired through foreclosure and prepaid expenses and other assets of $1.5 million, $5,000, $117,000, $64,000 and $148,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $12.4 million or 1.1% and an increase in stockholders' equity of $5.9 million or 8.7%. The increase in total liabilities was the result of increases in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $21.5 million, $508,000 and $1.8 million, respectively. The increase in total liabilities was offset partially by a decrease in borrowed funds and reverse repurchase agreements of $11.4 million. The increase in stockholders' equity was primarily the result of decreases in treasury stock and unearned employee stock ownership plan ("ESOP") of $17.9 million and $252,000, respectively, and increases in retained earnings and accumulated other comprehensive income of $2.2 million and $4.2 million, respectively, offset partially by a decrease in additional paid in capital of $18.6 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and decreased a combined $1.5 million or 11.1% to $11.8 million at June 30, 2001 from $13.3 million at December 31, 2000. Decreases in these accounts typically result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company's securities portfolio increased by $1.3 million or .2% to $606.7 million at June 30, 2001 from $605.4 million at December 31, 2000. During the six months ended June 30, 2001, the Company recorded purchases of available for sale securities of $84.0 million, consisting of purchases of mortgage-backed securities of $32.2 million, corporate bonds of $31.2 million, municipal bonds of $9.3 million, equity securities of $234,000 and collateralized mortgage obligations of $11.2 million. Offsetting the purchases of securities were sales of available for sale securities of $33.6 million, consisting of sales of municipal bonds of $5.3 million, mortgage-backed securities of $22.2 million, collateralized mortgage obligations of $2.9 million, and agency bonds of $3.0 million, and repayments and maturities of securities of $56.1 million, during the six months ended June 30, 2001.

Loans receivable. Net loans receivable increased $13.6 million or 2.7% to $525.9 million at June 30, 2001 from $512.2 million at December 31, 2000. Included in this increase were increases in mortgage loans of $8.3 million or 1.8% and other loans of $8.0 million or 4.8% and a decrease in deferred loan fees and loans in process of $1.6 million or 7.1%, partially offset by an increase in the allowance for loan losses of $28,000 or 0.6%, during the six months ended June 30, 2001.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.9 million or 0.32% and $4.4 million or 0.37% of total assets at June 30, 2001 and December 31, 2000, respectively.

Deposits. Total deposits increased $21.5 million or 4.2% to $530.4 million at June 30, 2001 from $508.9 million at December 31, 2000. Noninterest-bearing deposits, interest-bearing deposits and time deposits increased $2.7 million, $2.9 million and $15.9 million, respectively, during the six months ended June 30, 2001.

Borrowed funds and reverse repurchase agreements. Borrowed funds and reverse repurchase agreements decreased $11.4 million or 1.9% to $576.7 million at June 30, 2001 from $588.1 million at December 31, 2000. This decrease is primarily the result of the Company utilizing the deposit growth to pay down the borrowed funds and reverse repurchase agreements. FHLB advances increased $17.4 million or 4.4%, while reverse repurchase agreement borrowings decreased $28.8 million or 15.1% during the six months ended June 30, 2001.


Stockholders' equity. Stockholders' equity increased $5.9 million or 8.7% to $74.2 million at June 30, 2001 from $68.3 million at December 31, 2000. The increase was primarily the result of decreases in treasury stock and ESOP of $17.9 million and $252,000, respectively, and increases in retained earnings and accumulated other comprehensive income of $2.2 million and $4.2 million, respectively, offset partially by a decrease in additional paid in capital of $18.6 million. The decreases in treasury stock and additional paid in capital are related to the six-for-five stock split that the Company declared in the second quarter of 2001.

RESULTS OF OPERATIONS

General. The Company recorded net income of $1.7 million and $3.5 million for the three and six months ended June 30, 2001, respectively, as compared to net income of $1.6 million and $3.6 million, respectively, for the same periods in the prior year.

For the three months ended June 30, 2001, net income increased $87,000 or 5.3%. The increase can be attributable to an increase in noninterest income of $47,000 and decreases in the provision for loan losses and income taxes of $94,000 and $92,000, respectively, offset partially by a decrease in net interest income and an increase in noninterest expense of $6,000 and $140,000, respectively.

Net income decreased $10,000 or 0.3% for the six month period ended June 30, 2001, as compared to the six months ended June 30, 2000. This decrease was primarily attributable to increases in the provision for loan losses and noninterest expense of $364,000 and $423,000, respectively, offset partially by increases in net interest income and noninterest income of $296,000 and $155,000, respectively, and a decrease to provision for income taxes of $326,000. The six month period ended June 30, 2000 includes a one-time recovery of $605,000 associated with the Company's Bennett lease pools. Without the recovery, earnings for the period would have been $3.3 million.

Net interest income. Net interest income decreased $6,000 or 0.1% to $5.0 million for the three months ended June 30, 2001, compared to $5.0 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest income of $701,000 offset by an increase in interest expense of $707,000.

Net interest income increased $296,000 or 3.1% to $10.0 million for the six months ended June 30, 2001, compared to $9.7 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $2.7 million offset by an increase in interest expense of $2.5 million.

Interest income. Interest income increased $701,000 or 3.6% to $20.2 million for the three months ended June 30, 2001, compared to $19.5 million for the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable of $858,000 partially offset by decreases in securities and FHLB stock of $150,000 and $8,000, respectively.

Interest earned on loans receivable increased $858,000 or 9.3% to $10.1 million for the three months ended June 30, 2001, compared to $9.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $49.4 million or 10.3% to $529.4 million for the three months ended June 30, 2001, compared to $480.0 million for the same period in the prior year. The increase was partially offset by a decrease in the yield on loans receivable to 7.66% for the three months ended June 30, 2001, compared to 7.73% for the same period in the prior year.

Interest earned on securities decreased $150,000 or 1.5% to $9.7 million for the three months ended June 30, 2001, compared to $9.8 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the tax equivalent yield on securities to 6.82% for the three months ended June 30, 2001 from 6.89% for the same period in the prior year, in addition to, a decrease in the average balance of securities held of $3.3 million or 0.5% to $603.3 million for the three months ended June 30, 2001 compared to $606.6 million for the same period in the prior year.

Interest income increased $2.7 million or 7.2% to $40.7 million for the six months ended June 30, 2001, compared to $37.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities and FHLB stock of $2.5 million, $229,000 and $28,000, respectively, partially offset by a slight decrease in interest-earning deposits of $3,000.

Interest earned on loans receivable increased $2.5 million or 14.1% to $20.2 million for the six months ended June 30, 2001, compared to $17.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $67.5 million or 14.8% to $524.9 million for the six months ended June 30, 2001, compared to $457.4 million for the same period in the prior year. Partially offsetting the increase in average balance was a decline in the yield on loans receivable to 7.69% for the six months ended June 30, 2001 compared to 7.73% for the six months ended June 30, 2000.

Interest earned on securities increased $229,000 or 1.2% to $19.6 million for the six months ended June 30, 2001, compared to $19.4 million for the same period in the prior year. This increase was primarily attributable to an increase in the tax equivalent yield on securities to 6.94% for the six months ended June 30, 2001 from 6.89% for the same period in the prior year, in addition to, an increase in the average balance of securities held of $2.5 million or 0.4% to $602.0 million for the six months ended June 30, 2001 compared to $599.5 million for the same period in the prior year.

Interest expense. Interest expense increased $707,000 or 4.9% to $15.3 million for the three months ended June 30, 2001, compared to $14.6 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds and reverse repurchase agreements of $457,000 and $250,000, respectively.

Interest incurred on deposits increased $457,000 or 8.6% to $5.8 million for the three months ended June 30, 2001, compared to $5.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $26.0 million or 5.3% to $514.4 million for the three months ended June 30, 2001, compared to $488.5 million for the same period in the prior year. Additionally, the cost of interest-bearing deposits between the periods increased to 4.48% for the quarter ended June 30, 2001 from 4.36% for the quarter ended June 30, 2000.

Interest incurred on borrowed funds and reverse repurchase agreements increased $250,000 or 2.9% to $9.0 million for the three months ended June 30, 2001, compared to $8.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $23.5 million or 4.2% to $578.9 million for the three months ended June 30, 2001, compared to $555.4 million for the same period in the prior year. Partially offsetting this increase was a decline in the cost of these funds to 6.23% for the three months ended June 30, 2001, compared to 6.31% for the same period in the prior year.

Interest expense increased $2.5 million or 8.7% to $30.7 million for the six months ended June 30, 2001, compared to $28.2 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $1.4 million and $1.1 million, respectively.

Interest incurred on deposits increased $1.4 million or 13.3% to $11.6 million for the six months ended June 30, 2001, compared to $10.3 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $36.1 million or 7.6% to $509.5 million for the six months ended June 30, 2001, compared to $473.4 million for the same period in the prior year. The cost of interest-bearing deposits increased to 4.60% for the six months ended June 30, 2001 from 4.36% for the six months ended June 30, 2000.

Interest incurred on borrowed funds increased $1.1 million or 6.5% to $17.9 million for the six months ended June 30, 2001, compared to $16.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $33.4 million or 6.1% to $577.3 million for the six months ended June 30, 2001, compared to $543.9 million for the same period in the prior year. Additionally, the cost of these funds increased slightly to 6.24% for the six months ended June 30, 2001, compared to 6.22% for the same period in the prior year.

Provision for (recovery of) loan losses. The provision for loan losses decreased $94,000 to $33,000 for the three months ended June 30, 2001, compared to $127,000 for the same period in the prior year. The provision for loan losses increased $364,000 to $39,000, for the six months ended June 30, 2001, compared to a recovery of $325,000 for the same period in the prior year. The $325,000 net recovery for the six months ended June 30, 2000 included a $605,000 recovery recorded in January associated with the Company's Bennett Lease pools, which was received from the bankruptcy trustee, offset by $153,000 and $127,000 provisions, recorded for the first and second quarters, respectively. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at June 30, 2001 amounted to $5.0 million or 0.91% of the Company's total loan portfolio, as compared to $5.0 million or 0.92% at December 31, 2000. The Company's allowance for losses on loans as a percentage of non-performing loans was 235.27% and 188.96% at June 30, 2001 and December 31, 2000, respectively.

Noninterest income. Noninterest income increased $47,000 or 5.9% to $847,000 for the three months ended June 30, 2001, compared to $800,000 for the same period in the prior year. This increase can be attributed to increases in fees and service charges and the cash surrender value of bank owned life insurance of $31,000 and $70,000, respectively, partially offset by an increase in net realized loss on sale of securities of $25,000 and a decrease of $29,000 in other income. Noninterest income increased $155,000 or 10.6% to $1.6 million for the six months ended June 30, 2001, compared to $1.5 million for the same period in the prior year. This increase can be attributed to an increase in fees and service charges and the cash surrender value of bank owned life insurance of $120,000 and $89,000 partially offset by an increase in net realized loss on the sale of securities of $26,000 and a decrease in other income of $28,000, respectively.

Noninterest expense. Noninterest expense increased $140,000 or 3.9% to $3.8 million for the three months ended June 30, 2001, from $3.6 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits and premises and equipment of $195,000 and $55,000, respectively, partially offset by a decrease in federal deposit insurance premiums, data processing and other expenses of $2,000, $6,000 and $102,000, respectively. Noninterest expense increased $423,000 or 6.1% to $7.4 million for the six months ended June 30, 2001, from $7.0 million for the same period in the prior year. This increase was primarily due to increases in compensation and employee benefits, premises and equipment and other expenses of $301,000, $168,000 and $4,000, respectively. Partially offsetting the increases were decreases in federal deposit insurance premiums and data processing of $2,000 and $48,000, respectively.

Provision for income taxes. The provision for income taxes decreased $92,000 or 24.6% to $282,000 for the three months ended June 30, 2001 and $326,000 or 34.2% to $626,000 for the six months ended June 30, 2001, compared to $374,000 and $952,000, respectively, for the prior year periods. The decrease in the provision for income taxes is primarily attributable to a reduction in the Company's effective tax rate due to tax saving strategies implemented in the third quarter of 2000, in addition to a decrease in the pre-tax net income.

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

----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                    Three months ended June 30,
                                                                 2001                                               2000
                                                 ---------------------------------------  ----------------------------------------
                                                   Average                     Yield /       Average                     Yield /
                                                   Balance       Interest       Rate         Balance      Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Taxable securities available for sale         $   456,044   $     7,676       6.73%    $   464,184   $     7,691       6.63%
    Taxable corporate bonds available for sale         56,697           788       5.50%         52,670           933       7.01%
    Tax-exempt securities available for sale           90,604         1,838       8.11%         89,758         1,824       8.13%
                                                 ------------- ------------- -----------  ------------- ------------- -----------
                                                      603,345        10,302       6.82%        606,612        10,448       6.88%
                                                 ------------- ------------- -----------  ------------- ------------- -----------
    Mortgage loans                                    446,563         8,522       7.63%        403,941         7,873       7.80%
    Other loans                                        82,797         1,614       7.82%         76,028         1,405       7.43%
                                                 ------------- ------------- -----------  --------------- ------------- ----------
                                                      529,360        10,136       7.66%        479,969         9,278       7.74%
                                                 ------------- ------------- -----------  --------------- ------------- ----------

    Cash equivalents                                    9,403            84       3.57%          9,935            83       3.34%
    FHLB stock                                         20,775           328       6.32%         19,308           336       6.96%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
                                                       30,178           412       5.46%         29,243           419       5.73%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
    Total interest-earning assets                   1,162,883        20,850       7.17%      1,115,824        20,145       7.23%
    Other noninterest-earning assets                   52,365             -          -          30,226             -          -
                                                 ------------- ------------- -----------  ------------- ------------- ------------
        Total assets                              $ 1,215,248   $    20,850       6.86%    $ 1,146,050      $ 20,145       7.03%
                                                 ============= ============= ===========  ============= ============= ============
Interest-bearing liabilities:
    Interest-bearing demand deposits              $   180,318   $     1,002       2.23%    $   188,657       $ 1,149       2.45%
    Time deposits                                     334,099         4,745       5.70%        299,804         4,141       5.56%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
                                                      514,417         5,747       4.48%        488,461         5,290       4.36%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
    FHLB advances                                     409,627         6,380       6.25%        319,788         5,267       6.62%
    Reverse repo's & other borrowings                 169,238         2,584       6.12%        235,595         3,447       5.88%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
                                                      578,865         8,964       6.23%        555,383         8,714       6.31%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
    Preferred securities                               24,131           556       9.24%         24,088           556       9.28%
                                                 ------------- ------------- -----------  ------------- ------------- ------------
    Total interest-bearing liabilities              1,117,413        15,267       5.48%      1,067,932        14,560       5.48%
    Noninterest-bearing demand deposits                15,696             -          -          14,414             -          -
    Other noninterest-bearing liabilities               8,399             -          -           8,478             -          -
                                                 ------------- ------------- -----------  ------------- ------------- ------------
        Total liabilities                           1,141,508        15,267       5.36%      1,090,824        14,560       5.37%
        Stockholders' equity                           73,740             -          -          55,226             -          -
                                                 ------------- ------------- -----------  ------------- ------------- ------------
        Total liabilities and equity              $ 1,215,248   $    15,267       5.04%    $ 1,146,050     $  14,560       5.11%
                                                 ------------- ------------- -----------  ------------- ------------- -----------=

Net interest income                                             $     5,583                                $   5,585
                                                               =============                              =============
Interest rate spread (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                      1.69%                                    1.74%
                                                                             ===========                                ==========
Net interest margin (net interest
    income as a percentage of average
    interest-earning assets)                                                      1.92%                                    2.00%
                                                                             ===========                                ==========
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                         Six months ended June 30,

                                                                   2001                                        2000
                                               ------------------------------------------- ----------------------------------------
                                                   Average                          Yield /       Average                 Yield /
                                                   Balance          Interest         Rate         Balance     Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Taxable securities available for sale      $    456,704    $      15,521    $     6.80%  $     457,016   $   15,161        6.63%
    Taxable corporate bonds available for sale       55,023            1,700          6.15%         52,668        1,846        6.93%
    Tax-exempt securities available for sale         90,246            3,673          8.14%         89,815        3,653        8.13%
                                               -------------   --------------   ----------   -------------   ----------  ----------
                                                    601,973           20,894          6.94%        599,499       20,660        6.89%
                                               -------------   --------------   ----------   -------------   ----------  ----------

    Mortgage loans                                  443,657           16,933          7.63%        384,893       14,944        7.77%
    Other loans                                      81,270            3,232          8.02%         72,503        2,729        7.57%
                                               -------------   --------------   ----------   -------------   ----------  ----------
                                                    524,927           20,165          7.69%        457,396       17,673        7.73%
                                               -------------   --------------   ----------   -------------   ----------  ----------

    Cash equivalents                                  8,653              164          3.79%         10,720          167        3.12%
    FHLB stock                                       20,348              682          6.70%         19,090          654        6.85%
                                               -------------   --------------   ----------   -------------   ----------  ----------
                                                     29,001              846          5.83%         29,810          821        5.51%
                                               -------------   --------------   ----------   -------------   ----------  ----------

    Total interest-earning assets                 1,155,901           41,905          7.25%      1,086,705       39,154        7.21%
    Other noninterest-earning assets                 50,612                -             -          29,429            -           -
                                               -------------   --------------   ----------   -------------   ----------  ----------

        Total assets                           $  1,206,513    $      41,905          6.95%  $   1,116,134   $   39,154        7.02%
                                               =============   ==============   ==========   =============   ==========  ==========

Interest-bearing liabilities:
    Interest-bearing demand deposits           $    178,283    $       2,031          2.30%  $     182,957   $    2,253        2.48%
    Time deposits                                   331,255            9,597          5.84%        290,490        8,013        5.55%
                                               -------------   --------------   ----------   -------------   ----------  ----------
                                                    509,538           11,628          4.60%        473,447       10,266        4.36%
                                               -------------   --------------   ----------   -------------   ----------  ----------
    FHLB advances                                   399,395           12,477          6.30%        316,724       10,127        6.43%
    Reverse repo's & other borrowings               177,906            5,447          6.17%        227,182        6,709        5.94%
                                               -------------   --------------   ----------   -------------   ----------  ----------
                                                    577,301           17,924          6.24%        543,906       16,836        6.22%
                                               -------------   --------------   ----------   -------------   ----------  ----------
    Preferred securities                             24,126            1,113          9.30%         24,082        1,113        9.29%
                                               -------------   --------------   ----------   -------------   ----------  ----------
    Total interest-bearing liabilities            1,110,965           30,665          5.57%      1,041,435       28,215        5.45%
    Noninterest-bearing demand deposits              15,089                -             -          12,884            -           -
    Other noninterest-bearing liabilities             7,741                -             -           7,480            -           -
                                               -------------   --------------   ----------   -------------   ----------  ----------
        Total liabilities                         1,133,795           30,665          5.45%      1,061,799       28,215        5.34%
        Stockholders' equity                         72,718                -             -          54,335            -           -
                                               -------------   --------------   ----------   -------------   ----------  ----------
        Total liabilities and equity           $  1,206,513    $      30,665          5.13%  $   1,116,134   $   28,215        5.08%
                                               =============   ==============   ==========   =============   ==========  ==========
Net interest income                                            $      11,240                                 $   10,939
                                                               ==============                                ==========
Interest rate spread (difference between                                              1.68%                                    1.76%
                                                                                ==========                               ==========
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

Net interest margin (net interest                                                     1.94%                                    2.01%
                                                                                ==========                               ==========
    income as a percentage of average
    interest-earning assets)
-----------------------------------------------------------------------------------------------------------------------------------

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month period ended June 30, 2001 and 2000, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (change in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 2001 and 2000 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                  2001 versus 2000

                                                                                             Increase (decrease) due to
                                                                                ----------------------------------------------------
                                                                                    Volume              Rate              Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                  $     (56)        $     (90)        $     (146)
    Loans                                                                             946               (88)               858
    Cash equivalents                                                                   (5)                6                  1
    FHLB stock                                                                         24               (32)                (8)
                                                                                ----------        ----------        -----------

    Total interest-earning assets                                                     909              (204)               705
                                                                                ----------        ----------        -----------

 Interest expense:
    Deposits                                                                          287               170                457
    FHLB advances                                                                   1,412              (299)             1,113
    Reverse repurchases & other borrowings                                         (1,008)              145               (863)
    Preferred securities                                                                1                (1)                 -
                                                                                ----------        ----------        -----------

    Total interest-bearing liabilities                                                692                15                707
                                                                                ----------        ----------        -----------

 Net interest income                                                            $     217         $    (219)        $       (2)
                                                                                ==========        ==========        ===========
------------------------------------------------------------------------------------------------------------------------------------

The table analyzing changes in interest income between the six months ended June 30, 2001 and 2000 is presented as follows:

------------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                                                                  2001 versus 2000

                                                                                             Increase (decrease) due to
                                                                                ----------------------------------------------------
                                                                                    Volume             Rate              Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                  $      85         $     149         $      234
    Loans                                                                           2,595              (103)             2,492
    Cash equivalents                                                                  (35)               32                 (3)
    FHLB stock                                                                         42               (14)                28
                                                                                ----------        ----------        -----------

    Total interest-earning assets                                                   2,687                64              2,751
                                                                                ----------        ----------        -----------

 Interest expense:
    Deposits                                                                          807               555              1,362
    FHLB advances                                                                   2,588              (238)             2,350
    Reverse repurchases & other borrowings                                         (1,501)              239             (1,262)
    Preferred securities                                                                2                (2)                 -
                                                                                ----------        ----------        -----------

    Total interest-bearing liabilities                                              1,896               554              2,450
                                                                                ----------        ----------        -----------

 Net interest income                                                            $     791         $    (490)        $      301
                                                                                ==========        ==========        ===========
-------------------------------------------------------------------------------------------------------------------------------

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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and reverse repurchase agreements.

As of June 30, 2001, the implementation of these asset and liability initiatives resulted in the following: (i) $223.1 million or 40.3% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less;
(ii) $142.7 million or 38.4% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $139.5 million or 36.1% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2001, the Company's interest-earning assets maturing or repricing within one year totaled $420.9 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $476.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $55.9 million or a negative 4.6% of total assets. At June 30, 2001, the percentage of the Company's assets to liabilities maturing or repricing within one year was 88.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At June 30, 2001, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 10.75% over such 24-month period.

LIQUIDITY

The Bank's liquidity is calculated as a percentage of deposits and short-term borrowings. The liquidity ratio fluctuates depending primarily upon deposit flows. At June 30, 2001, ESB Bank's liquidity ratio was 14.5%. The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 2001, the Company used its sources of funds primarily to purchase securities, and to a lesser extent, the funding of loan commitments. As of such date, the Company had outstanding loan commitments totaling $24.0 million, unused lines of credit totaling $39.3 million and $13.4 million of undisbursed loans in process.

At June 30, 2001, certificates of deposit amounted to $336.0 million or 63.3% of the Company's total consolidated deposits, including $207.1 million, which were scheduled to mature by June 30, 2002. At the same date, the total amount of FHLB advances and reverse repurchase agreements, which were scheduled to mature by June 30, 2002, was $213.5 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2002 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 2001, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.5%, 6.5% and 14.3%, respectively.

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

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On April 18, 2001, the Company held its Annual Meeting of Stockholders (Annual Meeting) Nominees for four director positions were elected. All other matters submitted to a vote of stockholders were also approved. There were 5,953,147 shares of common stock entitled to be voted at the Annual Meeting. The stockholder votes thereon are summarized as follows:

Election of Directors (Proposal One)
---------------------

   Directors for Three-Year Term                  For        Withheld       Not Voted
   -----------------------------                  ---        --------       ---------
         George William Blank, Jr.             4,859,670     189,779         903,698
         Lloyd L. Kildoo                       4,882,720     166,729         903,698
         Mario Manna                           4,855,694     193,755         903,698

   Director for Two-Year Term                     For        Withheld       Not Voted
   --------------------------                     ---        --------       ---------

         Edwin A. Thaner                       4,883,045     166,404         903,698

Adoption of the ESB Financial Corporation 2001 Stock Option Plan (Proposal Two)
-----------------------------------------------------------------

         For                        Against                   Abstain                   Not Voted
         ---                        -------                   -------                   ---------
      4,623,495.                    378,052                   47,902                     903,698

Ratification of the Appointment of Ernst & Young,  LLP as the Company's  Independent  Auditors for the Year Ending
-------------------------------------------------------------------------------------------------------------------
December 31, 2001 (Proposal Three)_
-----------------

         For                        Against                   Abstain                   Not Voted
         ---                        -------                   -------                   ---------

      4,913,650.                    122,161                   13,638                     903,698

No other proposals were considered at the Annual Meeting.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) None

     (b) Form 8-K - The Company filed a Form 8-K dated April 17, 2001, under item 5 to report a six-for-five stock split payable on May 30, 2001 to stockholders of record at the close of business on May 18, 2001.
     (c) Form 8-K - The Company filed a Form 8-K dated May 16, 2001, under item 5 to report the signing of a definitive merger agreement wherein ESB Financial Corporation will acquire WSB Holding Company.
     (d) Form 8-K - The Company filed a Form 8-K dated June 20, 2001, under item 5 to report a $.10 per share quarterly cash dividend payable on July 25, 2001 to stockholders of record at the close of business on June 29, 2001.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  August 14, 2001             By:  /s/ Charlotte A. Zuschlag
                                   --------------------------------------------
                                   Charlotte A. Zuschlag
                                   President and Chief Executive Officer

Date:  August 14, 2001             By:  /s/ Charles P. Evanoski
                                   --------------------------------------------
                                   Charles P. Evanoski
                                   Group Senior Vice President and
                                   Chief Financial Officer