Form 10-Q
period 2001-09-30
ESB FINANCIAL CORP
filed 2001-11-14
CIK 872835

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2001


                         Commission File Number: 0-19345


                            ESB FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                   25-1659846
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

600 LAWRENCE AVENUE, ELLWOOD CITY, PA                                      16117
--------------------------------------------------------------------------------
Address of principal executive offices)                               (Zip Code)


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

       Number of shares of common stock outstanding as of October 31, 2001:

COMMON STOCK, $0.01 PAR VALUE                             7,337,302 SHARES
-----------------------------                             ----------------
         (Class)                                            (Outstanding)

--------------------------------------------------------------------------------

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        as of September 30, 2001 (Unaudited) and December 31, 2000...........1

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 2001 and 2000 (Unaudited)........2

        Consolidated Statement of Changes in Stockholders' Equity
        For the nine months ended September 30, 2001 (Unaudited).............3

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2001 and 2000 (Unaudited).................4

        Notes to Consolidated Financial Statements...........................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations....................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........20



                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................21

Item 2. Changes in Securities...............................................21

Item 3. Defaults Upon Senior Securities.....................................21

Item 4. Submission of Matters to a Vote of Security Holders.................21

Item 5. Other Information...................................................21

Item 6. Exhibits and Reports on Form 8-K....................................21

        Signatures..........................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
           As of September 30, 2001 (Unaudited) and December 31, 2000
                          (Dollar amounts in thousands)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2001              2000
                                                                             (Unaudited)
                                                                             -------------     -------------
                                     ASSETS

Cash on hand and in banks                                                    $     3,139       $     4,428
Interest-earning deposits                                                          8,002             8,262
Federal funds sold                                                                 2,511               636
Securities available for sale; amortized cost of $598,728 and $609,552           608,627           605,414
Loans receivable, net                                                            524,143           512,228
Accrued interest receivable                                                        7,807             8,220
Federal Home Loan Bank (FHLB) stock                                               22,937            19,899
Premises and equipment, net                                                        9,118             8,978
Real estate acquired through foreclosure, net                                      1,558             1,817
Prepaid expenses and other assets                                                 10,817            13,627
Bank owned life insurance                                                         20,927            16,641
                                                                             -----------       -----------
             TOTAL ASSETS                                                    $ 1,219,586       $ 1,200,150
                                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Deposits                                                                $   525,143       $   508,913
     Borrowed funds                                                              449,164           396,817
     Reverse repurchase agreements                                               129,640           191,272
     Guaranteed preferred beneficial interest in subordinated debt, net           24,148            24,115
     Advance payments by borrowers for taxes and insurance                         2,339             4,640
     Accrued expenses and other liabilities                                        8,705             6,130
                                                                             -----------       -----------
         TOTAL LIABILITIES                                                     1,139,139         1,131,887
                                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                --                --
     Common stock, $.01 par value, 10,000,000 shares authorized;
         7,490,803 and 7,490,803 shares issued;
         7,121,759 and 6,009,291 shares outstanding                                   75                75
     Additional paid-in capital                                                   55,157            73,669
     Treasury stock, at cost; 369,044 and 1,481,512 shares                        (4,099)          (21,915)
     Unearned Employee Stock Ownership Plan (ESOP) shares                         (3,057)           (3,456)
     Unvested shares held by Management Recognition Plan                            (237)             (237)
     Retained earnings                                                            26,074            22,858
     Accumulated other comprehensive income (loss), net                            6,534            (2,731)
                                                                             -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                               80,447            68,263
                                                                             -----------       -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,219,586       $ 1,200,150
                                                                             ===========       ===========





See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      For the three and nine months ended
                     September 30, 2001 and 2000 (Unaudited)
                (Dollar amounts in thousands, except share data)



                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           -----------------------       ----------------------
                                                                             2001           2000           2001          2000
                                                                           --------       --------       --------      --------
INTEREST INCOME:
    Loans receivable                                                       $ 10,002       $  9,489       $ 30,166      $ 27,162
    Securities available for sale                                             9,168         10,005         28,814        29,422
    FHLB stock                                                                  376            352          1,058         1,006
    Deposits with banks and federal funds sold                                   55             99            219           266
                                                                           --------       --------       --------      --------
        TOTAL INTEREST INCOME                                                19,601         19,945         60,257        57,856
                                                                           --------       --------       --------      --------

INTEREST EXPENSE:
    Deposits                                                                  5,482          5,692         17,110        15,958
    Borrowed funds and reverse repurchase agreements                          8,733          8,894         26,657        25,730
    Guaranteed preferred beneficial interest in subordinated debt               557            557          1,670         1,670
                                                                           --------       --------       --------      --------
        TOTAL INTEREST EXPENSE                                               14,772         15,143         45,437        43,358
                                                                           --------       --------       --------      --------

NET INTEREST INCOME                                                           4,829          4,802         14,820        14,498
    Provision for (recovery of) loan losses                                       5             11             44          (314)
                                                                           --------       --------       --------      --------

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES             4,824          4,791         14,776        14,812
                                                                           --------       --------       --------      --------

NONINTEREST INCOME:
    Fees and service charges                                                    554            395          1,407         1,127
    Net realized gain (loss) on sale of securities available for sale           758            (37)           736           (33)
    Increase of cash surrender value of bank owned life insurance               284            227            786           640
    Other                                                                       171            125            458           441
                                                                           --------       --------       --------      --------
        TOTAL NONINTEREST INCOME                                              1,767            710          3,387         2,175
                                                                           --------       --------       --------      --------

NONINTEREST EXPENSE:
    Compensation and employee benefits                                        2,135          1,985          6,436         5,985
    Premises and equipment                                                      543            509          1,648         1,446
    Federal deposit insurance premiums                                           27             23             77            74
    Data processing                                                             151            150            406           454
    Other                                                                       840          1,013          2,533         2,702
                                                                           --------       --------       --------      --------
        TOTAL NONINTEREST EXPENSE                                             3,696          3,680         11,100        10,661
                                                                           --------       --------       --------      --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                             2,895          1,821          7,063         6,326
    Provision for income taxes                                                  548            187          1,173         1,139
                                                                           --------       --------       --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                                              2,347          1,634          5,890         5,187
EXTRAORDINARY ITEM, NET OF TAX                                                  483           --              483          --
                                                                           --------       --------       --------      --------
NET INCOME                                                                 $  1,864       $  1,634       $  5,407      $  5,187
                                                                           ========       ========       ========      ========

BASIC EPS

        Income before extraordinary item                                   $   0.34                      $   0.87
        Extraordinary item                                                 $  (0.07)                     $  (0.07)
        Net income                                                         $   0.27       $   0.24       $   0.80      $   0.76

DILUTED EPS
        Income before extraordinary item                                   $   0.34                      $   0.85
        Extraordinary item                                                 $  (0.07)                     $  (0.07)
        Net income                                                         $   0.27       $   0.23       $   0.78      $   0.75




See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated
                  Statement of Changes in Stockholders' Equity
            For the nine months ended September 30, 2001 (Unaudited)
                          (Dollar amounts in thousands)



                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                ADDITIONAL              UNEARNED   UNVESTED             COMPREHENSIVE     TOTAL
                                       COMMON     PAID-IN   TREASURY     ESOP        MRP     RETAINED  INCOME, NET OF  STOCKHOLDERS'
                                        STOCK     CAPITAL    STOCK      SHARES     SHARES    EARNINGS       TAX           EQUITY
                                        -----    --------    -----      ------     ------    --------  --------------  ------------

BALANCE AT DECEMBER 31, 2000            $   75   $ 73,669   $(21,915)  $ (3,456)   $ (237)   $ 22,858    $ (2,731)      $ 68,263

Comprehensive results:

    Net income                            --         --         --         --        --         5,407        --            5,407

    Other comprehensive results, net      --         --         --         --        --          --         9,503          9,503
    Reclassification adjustment           --         --         --         --        --          --          (238)          (238)
                                        ------   --------   --------   --------    ------    --------    --------       --------

Total comprehensive results               --         --         --         --        --         5,407       9,265         14,672


Cash dividends at $0.10 per share         --         --         --         --        --        (1,915)       --           (1,915)

Six-for-five stock split                  --      (18,595)    18,607       --        --           (12)       --             --

Payment of cash in lieu of
    fractional shares for
    six-for-five stock split              --           (6)      --         --        --          --          --               (6)

Purchase of treasury stock, at
    cost (116,518 shares)                 --         --       (1,299)      --        --          --          --           (1,299)

Reissuance of treasury stock
    for stock option exercises            --         --          508       --        --          (264)       --              244

Principal payments on ESOP debt           --           89       --          443      --          --          --              532

Additional ESOP shares purchased          --         --         --          (44)     --          --          --              (44)
                                        ------   --------   --------   --------    ------    --------    --------       --------

BALANCE AT SEPTEMBER 30, 2001           $   75   $ 55,157   $ (4,099)  $ (3,057)   $ (237)   $ 26,074    $  6,534       $ 80,447
                                        ======   ========   ========   ========    ======    ========    ========       ========





See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
       For the nine months ended September 30, 2001 and 2000 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 ------------------------
                                                                                  2001              2000
                                                                                 ------            ------
OPERATING ACTIVITIES:
     Net income before extraordinary item                                      $   5,890          $   5,187
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
         OPERATING ACTIVITIES:
             Depreciation and amortization for premises and equipment                629                569
             Provision for (recovery of) loan losses                                  51               (209)
             Amortization of premiums and accretion of discounts                    (333)              (219)
             Origination of loans available for sale                             (11,257)            (1,700)
             Proceeds from sale of loans available for sale                       11,379              1,711
             Net (gain) loss on sale of securities available for sale               (736)                33
             Amortization of intangible assets                                       558                546
             Compensation expense on ESOP                                            532                431
             Decrease (increase) in accrued interest receivable                      413               (468)
             (Increase) decrease in prepaid expenses and other assets             (2,520)               987
             Increase in accrued expenses and other liabilities                    2,575              3,147
             Extraordinary item, due to prepayment of debt, net of tax              (483)                --
             Other                                                                (3,211)            (2,914)
                                                                               =========          =========
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                 3,487              7,101
                                                                               =========          =========
INVESTING ACTIVITIES:
     Loan originations and purchases                                            (123,254)          (114,947)
     Purchases of securities available for sale                                 (146,141)          (105,084)
     Purchases of FHLB stock                                                      (3,038)              (246)
     Additions to premises and equipment                                            (778)            (1,530)
     Purchase of bank owned life insurance                                        (3,500)              --
     Principal repayments of loans receivable                                    110,884             73,986
     Principal repayments of securities available for sale                        93,434             51,361
     Proceeds from the sale of securities available for sale                      64,760             49,260
     Proceeds from sale of REO                                                       534                108
     Payment for purchase of SHS, net of cash acquired                                --             (3,082)
                                                                               =========          =========
         NET CASH USED IN INVESTING ACTIVITIES                                    (7,099)           (50,174)
                                                                               =========          =========
FINANCING ACTIVITIES:
     Net increase in deposits                                                     16,230              7,315
     Proceeds from long-term borrowings                                           79,522            178,057
     Repayments of long-term borrowings                                          (95,188)          (162,076)
     Net increase in short-term borrowings                                         6,381             25,765
     Proceeds received from exercise of stock options                                244                161
     Dividends paid                                                               (1,908)            (1,575)
     Payments to acquire treasury stock                                           (1,299)            (2,765)
     Stock purchased by ESOP                                                         (44)               (98)
                                                                               =========          =========
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,938             44,784
                                                                               =========          =========
Net increase in cash equivalents                                                     326              1,711
Cash equivalents at beginning of period                                           13,326             12,761
                                                                               =========          =========
Cash equivalents at end of period                                              $  13,652          $  14,472
                                                                               =========          =========






Continued.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, (Continued)
              For the nine months ended September 30, 2001 and 2000
                    (Unaudited) (Dollar amounts in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       ------------------------
                                                                                         2001             2000
                                                                                       --------         --------
SUPPLEMENTAL INFORMATION:

     Interest paid                                                                    $ 47,619         $ 46,693
     Income taxes paid                                                                     742            2,038

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCE ACTIVITIES:

         Transfers from loans receivable to real estate acquired
             through foreclosure                                                           244            2,050
         Dividends declared but not paid                                                   712              605
         Stock dividend paid                                                                              5,927

     The Company purchased all of the common stock of SHS Bancorp for $14.5 million. In connection with the acquisition, the assets acquired and liabilities assumed were as follows:
             Fair value of assets acquired                                            $   --           $ 91,550
             Stock and stock options issued for the purchase of SHS Bancorp
                common stock                                                              --             (8,071)
             Cash paid for SHS Bancorp common stock                                       --             (6,448)
             Liabilities assumed                                                          --            (79,116)
                                                                                      --------         --------
                Excess liabilities assumed over assets acquired                       $   --           $ (2,085)
                                                                                      ========         ========





See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         ESB Financial Corporation (the Company) is a thrift holding company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary savings bank, ESB Bank, F.S.B. (ESB or the Bank), and other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc., ESB Financial Services and AMSCO, Inc.

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

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current periods reporting format.

2.       ACQUISITION AND MERGER

         On October 1, 2001 the Company announced the completion of the acquisition of WSB Holding Company (WSB) and its subsidiary, Workingmens Bank, headquartered on the North Shore of Pittsburgh. The acquisition was effected by means of the merger of WSB with and into the Company (Merger). Upon consummation of the Merger, each share of common stock, $0.10 par value per share, of WSB outstanding immediately prior thereto was converted into the right to receive, at the election of the holder thereof, $17.10 in cash or 1.414 shares of common stock, $0.01 par value per share, of the Company, subject to the condition that the aggregate amount of cash consideration paid to WSB shareholders constitute 49% of the total consideration paid by the Company. Workingmens Bank had two community offices located in Allegheny County and at September 30, 2001 had assets totaling $43.7 million. As a result of the Merger, ESB Bank has approximately $1.3 billion in consolidated assets, approximately $80.0 million in consolidated shareholder equity and will operate 17 community branches in the contiguous Pennsylvania counties of Lawrence, Allegheny, Beaver and Butler. This acquisition expands ESB's presence in Allegheny County to ten community branch locations.

  3.     OPERATING SEGMENTS

         An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which, are reviewed by management. ESB's business activities are currently confined to one operating segment, which is community banking.

   4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. A derivative may be designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized commitment, a hedge of the exposure to the variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. This statement was to be effective for fiscal years beginning on or after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and FASB Statement No. 133", which delayed the effective date of SFAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company adopted this statement during the first quarter of 2001 with no material effect on the Company's financial position or results of operations.

5.       BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         On June 29, 2001, the FASB issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Under the new requirements, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Goodwill is required to be tested for impairment between annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. The new amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during the transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is required to adopt Statements 141 and 142 in the first quarter of 2002. Management is in the process of reviewing existing goodwill to determine the effect of the statements on the Company's financial position or results of operations.

6.       SECURITIES

         The Company's securities available for sale portfolio is summarized as follows:


-------------------------------------------------------------------------------------------------------------------

(In thousands)                                        Amortized       Unrealized       Unrealized         Fair
                                                        cost             gains           losses           value
-------------------------------------------------------------------------------------------------------------------

     SEPTEMBER 30, 2001:
         Trust Preferred securities                    $   1,967         $      9        $    (10)       $   1,966
         U.S. Government securities                        5,974              419               -            6,393
         Municipal securities                             88,082            2,093            (241)          89,934
         Equity securities                                 2,921              166            (358)           2,729
         Corporate Bonds                                 114,150            2,588          (4,941)         111,797
         Mortgage-backed securities                      385,634           10,175              (1)         395,808
                                                       ---------         --------        --------        ---------
                                                       $ 598,728         $ 15,450        $ (5,551)       $ 608,627
                                                       =========         ========        ========        =========
     DECEMBER 31, 2000:
         Trust Preferred securities                      $ 2,000         $      -        $   (287)         $ 1,713
         U.S. Government securities                       19,983              175             (28)          20,130
         Municipal securities                             93,577            1,132            (844)          93,865
         Equity securities                                 2,878              236            (580)           2,534
         Corporate Bonds                                  77,931              771          (4,144)          74,558
         Mortgage-backed securities                      413,183            2,272          (2,841)         412,614
                                                       ---------         --------        --------        ---------
                                                       $ 609,552         $  4,586        $ (8,724)       $ 605,414
                                                       =========         ========        ========        =========

-------------------------------------------------------------------------------------------------------------------


7.       LOANS RECEIVABLE

         The Company's loans receivable as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                                             SEPTEMBER 30,   DECEMBER 31,
(In thousands)                                  2001            2000          $ CHANGE          % CHANGE
---------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
     Residential - single family              $338,882        $334,201        $  4,681             1.4%
     Residential - multi family                 30,434          26,998        $  3,436            12.7%
     Commercial real estate                     49,219          48,633        $    586             1.2%
     Construction                               54,398          51,523        $  2,875             5.6%
                                              --------        --------        ------------------------
                                               472,933         461,355        $ 11,578             2.5%
OTHER LOANS:
     Consumer loans                             65,833          68,099        $ (2,266)           -3.3%
     Commercial business                        12,982          10,692        $  2,290            21.4%
                                              --------        --------        ------------------------
                                               551,748         540,146        $     24           0.004%
LESS:
     Allowance for loan losses                   5,008           4,981        $     27             0.5%
     Deferred loan fees and net discounts        1,376           1,380        $     (4)           -0.3%
     Loans in process                           21,221          21,557        $   (336)           -1.6%
                                              --------        --------        ------------------------
                                              $524,143        $512,228        $    337             0.1%
                                              ========        ========        ========================

For non-performing loans:                                                             $11,915


8.       DEPOSITS

         The Company's deposits as of the respective dates are summarized as follows:


(Dollar amounts in thousands)          SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                       ------------------      -----------------

        Type of accounts               Amount          %        Amount           %        variance          %
Noninterest-bearing deposits          $ 12,659       2.4%     $  9,620        1.9%        $ 3,039          31.59%
NOW account deposits                    40,606       7.7%       41,549        8.2%        $  (943)         -2.27%
Money Market deposits                   68,614      13.1%       65,467       12.8%        $ 3,147           4.81%
Passbook account deposits               73,680      14.0%       72,248       14.2%        $ 1,432           1.98%
Time deposits                          329,584      62.8%      320,029       62.9%        $ 9,555           2.99%
                                      --------     -----     --------      -----
                                      $525,143     100.0%     $508,913      100.0%        $16,230           3.19%
                                      ========     =====      ========      =====
 Time deposits mature as follows:

Within one year                       $223,409      42.6%     $177,471       34.9%
After one year through two years        83,782      16.0%       80,647       15.8%       $  3,636
After two years through three years     11,719       2.2%       48,210        9.5%
Thereafter                              10,674       2.0%       13,701        2.7%
                                      --------     -----      --------      -----
                                      $329,584      62.8%     $320,029       62.9%
                                      ========     =====      ========      =====

9.       BORROWED FUNDS

         The Company's borrowed funds as of the respective dates are summarized as follows:

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                              SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                                        ------------------------        ------------------------

                                                          Weighted                      Weighted
                                                        average rate  Amount          average rate     Amount
-----------------------------------------------------------------------------------------------------------------
FHLB ADVANCES:
    Due within 12 months                                   5.36%   $ 159,474                 6.00%   $ 105,207
    Due beyond 12 months but within 2 years                6.17%     152,780                 6.65%      93,883
    Due beyond 2 years but within 3 years                  5.55%      91,655                 6.62%     152,699
    Due beyond 3 years but within 4 years                  6.40%      27,468                 6.48%      27,055
    Due beyond 4 years but within 5 years                  6.28%      14,654                 6.42%      13,885
    Due beyond 5 years                                     6.64%       2,970                 6.66%       3,917
                                                                   ---------                         ---------
                                                                     449,001                           396,646
TREASURY TAX AND LOAN NOTE PAYABLE                         2.89%         163                 6.25%         171
                                                                   ---------                         ---------

                                                                   $ 449,164                         $ 396,817
                                                                   ==========                        =========
REVERSE REPURCHASE AGREEMENTS:
    Due within 12 months                                   5.50%   $  78,040                 6.02%   $  95,632
    Due beyond 12 months but within 2 years                6.11%      40,600                 6.17%      74,040
    Due beyond 2 years but within 3 years                  7.30%      11,000                 6.96%      10,600
    Due beyond 3 years but within 4 years                    --           --                 7.30%      11,000
                                                                   ---------                         ---------
                                                                   $ 129,640                         $ 191,272
                                                                   =========                         =========
-----------------------------------------------------------------------------------------------------------------

10.      NET INCOME PER SHARE

         Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's six-for-five stock split declared on April 17, 2001.

         The following table summarizes the Company's net income per share.


--------------------------------------------------------------------------------------------------------------------

(Amounts, except earnings per share, in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                             Three Months           Three Months
                                                                 Ended                  Ended
                                                           September 30, 2001      September 30, 2000
                                                           ------------------      ------------------
Net income                                                      $1,864                 $1,634
Weighted-average common shares outstanding                       6,785                  6,887
                                                                ------                 ------
       BASIC EARNINGS PER SHARE                                 $ 0.27                 $ 0.24
                                                                ======                 ======
Weighted-average common shares outstanding                       6,785                  6,887
Common stock equivalents due to effect of stock options            230                     76
                                                                ------                 ------
Total weighted-average common shares and equivalents             7,015                  6,963
                                                                ------                 ------
       DILUTED EARNINGS PER SHARE                               $ 0.27                 $ 0.23
                                                                ======                 ======

                                                             Nine Months             Nine Months
                                                                Ended                   Ended
                                                          September 30, 2001       September 30, 2000
                                                          ------------------       ------------------
Net income                                                      $5,407                 $5,187

Weighted-average common shares outstanding                       6,787                  6,866
                                                                ------                 ------
       BASIC EARNINGS PER SHARE                                 $ 0.80                 $ 0.76
                                                                ======                 ======
Weighted-average common shares outstanding                       6,787                  6,866
Common stock equivalents due to effect of stock options            178                     94
                                                                ------                 ------
Total weighted-average common shares and equivalents             6,965                  6,960
                                                                ------                 ------
       DILUTED EARNINGS PER SHARE                               $ 0.78                 $ 0.75
                                                                ======                 ======
--------------------------------------------------------------------------------------------------------------------

Options to purchase 80,220 shares of common stock at $13.63 per share were outstanding as of September 30, 2001 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2001 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008. Options to purchase 88,475 shares of common stock at $8.84 per share, 80,359 shares of common stock at $13.63 per share, 102,238 shares of common stock at $10.61 per share and 146,345 shares of common stock at $8.65 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2000 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010, respectively.

11.      COMPREHENSIVE INCOME

         In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive gain (loss) and related tax effects for the nine months ended September 30 consists of:


--------------------------------------------------------------------------------------------------------
(In thousands)                                  2001                               2000
--------------------------------------------------------------------------------------------------------

                                     Unrealized     Reclassification    Unrealized    Reclassification
                                        Gain           Adjustment          Gain          Adjustment
                                    --------------  -----------------  -------------- ------------------
Before tax amount                        $ 14,398             $ (360)        $ 3,691             $   45

Tax (expense) benefit                      (4,895)               122          (1,255)               (15)
                                          -------             ------         -------            -------

After tax amount                          $ 9,503             $ (238)        $ 2,436             $   30
                                          =======             ======         =======             ======

--------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2001, total comprehensive income was $14.7 million and for the nine months ended September 30, 2000, total comprehensive income was $7.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION

GENERAL. The Company's total assets increased by $19.4 million or 1.6% to $1.2 billion at September 30, 2001 from $1.2 billion at December 31, 2000. This net increase was primarily the result of increases to cash and cash equivalents, securities, net loans receivable, FHLB stock, premises and equipment and bank owned life insurance (BOLI) of $326,000, $3.2 million, $11.9 million, $3.0 million, $140,000 and $4.3 million, respectively. Partially offsetting these increases were decreases in accrued interest receivable, net real estate acquired through foreclosure and prepaid expenses and other assets of $413,000, $259,000 and $2.8 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $7.3 million or 0.6% and an increase in stockholders' equity of $12.2 million or 17.9%. The increase in total liabilities was the result of increases in deposits and accrued expenses and other liabilities of $16.2 million and $2.6 million, respectively. Partially offsetting this increase were decreases in borrowed funds and reverse repurchase agreements and advance payments by borrowers for taxes and insurance of $9.3 million and $2.3 million, respectively. The increase in stockholders' equity was the result of increases in retained earnings and accumulated other comprehensive income of $3.2 million and $9.3 million, respectively, and decreases in treasury stock and unearned ESOP shares of $17.8 million and $399,000, respectively, partially offset by a decrease in additional paid in capital of $18.5 million.

CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $326,000 or 2.5% to $13.7 million at September 30, 2001 from $13.3 million at December 31, 2000.

SECURITIES. The Company's securities portfolio increased by $3.2 million or 0.5% to $608.6 million at September 30, 2001 from $605.4 million at December 31, 2000. During the nine months ended September 30, 2001, the Company recorded purchases of available for sale securities of $146.1 million, consisting of purchases of mortgage-backed securities of $84.3 million, corporate bonds of $49.1 million, municipal bonds of $12.5 million and equity securities of $244,000. Offsetting the purchases of securities were sales of available for sale securities of $64.0 million, consisting of sales of municipal bonds of $8.4 million, corporate bonds of $10.0 million, mortgage-backed securities of $32.3 million, agency bonds of $13.0 million and equity securities of $233,000, and repayments and maturities of securities of $93.4 million, during the nine months ended September 30, 2001.

LOANS RECEIVABLE. Net loans receivable increased $11.9 million or 2.3% to $524.1 million at September 30, 2001 from $512.2 million at December 31, 2000. Included in this increase were increases in mortgage loans of $11.6 million or 2.5% and a nominal increase in other loans of $24,000 and a decrease in deferred loan fees and loans in process of $4,000 and $336,000, respectively. The increases were partially offset by increases in the allowance for loan losses of $27,000 during the nine months ended September 30, 2001.

NON-PERFORMING ASSETS. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.6 million or 0.30% and $4.4 million or 0.43% of total assets at September 30, 2001 and December 31, 2000, respectively.

DEPOSITS. Total deposits increased $16.2 million or 3.2% to $525.1 million at September 30, 2001 from $508.9 million at December 31, 2000. Noninterest bearing deposits, interest bearing deposits and time deposits increased $3.0 million, $3.6 million and $9.6 million, respectively, during the nine months ended September 30, 2001.

BORROWED FUNDS AND REVERSE REPURCHASE AGREEMENTS. Borrowed funds and reverse repurchase agreements decreased a combined $9.3 million or 1.5% to $603.0 million at September 30, 2001 from $612.2 million at December 31, 2000. FHLB advances increased $52.3 million or 13.2%, while reverse repurchase agreements decreased $61.6 million or 32.2%.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $12.2 million or 17.9% to $80.5 million at September 30, 2001 from $68.3 million at December 31, 2000. The increase was primarily the result of increases to retained earnings and other comprehensive income of $3.2 million and $9.3 million, respectively, and decreases to treasury stock and unearned ESOP shares of $17.8 million and $399,000, respectively, partially offset by a decrease to additional paid in capital of $18.5 million. The decrease to additional paid in capital and the corresponding decrease to treasury stock were the results of the issuance of shares of common stock from treasury stock for the Company's six-for-five stock split in the second quarter of 2001.

RESULTS OF OPERATIONS

GENERAL. The Company recorded net income, inclusive of an extraordinary charge for the early prepayment of long-term debt of $483,000, net of tax, of $1.9 million and $5.4 million for the three and nine months ended September 30, 2001, respectively, as compared to net income of $1.6 million and $5.2 million, respectively, for the same periods in the prior year.

For the three months ended September 30, 2001, net income increased $230,000 or 14.1%. The increase can be attributable to increases in net interest income and non interest income and a decrease in the provision for loan losses of $27,000, $1.1 million and $6,000, respectively, partially offset by an increase in noninterest expense and provision for income taxes of $16,000 and $361,000, respectively, and an extraordinary item, net of tax, of $483,000.

The $220,000 or 4.2% increase in net income for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was attributable to increases in net interest income and non interest income of $322,000 and $1.2 million, respectively. Partially offsetting these increases were increases in noninterest expense, provision for loan losses, provision for income taxes and an extraordinary item, net of tax of $439,000, $358,000, $34,000 and $483,000, respectively.

NET INTEREST INCOME. Net interest income increased $27,000 or 0.6% to $4.8 million for the three months ended September 30, 2001, compared to $4.8 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $371,000 offset by a decrease in interest income of $344,000.

Net interest income increased $322,000 or 2.2% to $14.8 million for the nine months ended September 30, 2001, compared to $14.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $2.4 million offset by an increase in interest expense of $2.1 million.

INTEREST INCOME. Interest income decreased $344,000 or 1.7% to $19.6 million for the three months ended September 30, 2001, compared to $19.9 million for the same period in the prior year. This decrease can be attributed to decreases in securities and interest-earning deposits of $837,000 and $44,000, respectively, offset by increases in interest earned on loans receivable and FHLB stock of $513,000 and $24,000, respectively.

Interest earned on loans receivable increased $513,000 or 5.4% to $10.0 million for the three months ended September 30, 2001, compared to $9.5 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $36.0 million or 7.3% to $530.6 million for the three months ended September 30, 2001, compared to $494.6 million for the same period in the prior year. This increase was offset partially by a decline in the yield on loans receivable to 7.53% for the three months ended September 30, 2001, compared to 7.67% for the same period in the prior year.

Interest earned on securities decreased $837,000 or 8.4% to $9.2 million for the three months ended September 30, 2001, compared to $10.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the tax equivalent yield on securities to 6.49% for the three months ended September 30, 2001 from 7.04% for the same period in the prior year. Additionally, the average balance of securities held decreased $1.2 million or 0.2% to $602.5 million for the three months ended September 30, 2001, compared to $603.8 million for the same period in the prior year.

Interest income increased $2.4 million or 4.2% to $60.3 million for the nine months ended September 30, 2001, compared to $57.9 million for the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable and FHLB stock of $3.0 million and $52,000, respectively. Partially offsetting the increases were decreases in interest earned on securities and interest-earning deposits of $608,000 and $47,000, respectively.

Interest earned on loans receivable increased $3.0 million or 11.1% to $30.2 million for the nine months ended September 30, 2001, compared to $27.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $57.0 million or 12.1% to $526.8 million for the nine months ended September 30, 2001, compared to $469.8 million for the same period in the prior year. Partially offsetting this increase in average balance was a decrease in the yield on loans receivable to 7.64% for the nine months ended September 30, 2001, compared to 7.71% for the same period in the prior year.

Interest earned on securities decreased $608,000 or 2.1% to $28.8 million for the nine months ended September 30, 2001, compared to $29.4 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the tax equivalent yield on securities to 6.79% for the nine months ended September 30, 2001 from 6.94% for the same period in the prior year. Partially offsetting the decline in the tax equivalent yield was an increase in the average balance of securities of $1.2 million or 0.2% to $602.2 million for the nine months ended September 30, 2001, compared to $600.9 million for the same period in the prior year.

INTEREST EXPENSE. Interest expense decreased $371,000 or 2.5% to $14.8 million for the three months ended September 30, 2001, compared to $15.1 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds and reverse repurchase agreements combined of $210,000 and $161,000, respectively.

Interest incurred on deposits decreased $210,000 or 3.7% to $5.5 million for the three months ended September 30, 2001, compared to $5.7 million for the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 4.22% from 4.58% for the quarters ended September 30, 2001 and 2000, respectively. This decrease was partially offset by an increase in the average balance of interest-bearing deposits of $21.0 million or 4.2% to $515.2 million for the three months ended September 30, 2001, compared to $494.2 million for the same period in the prior year.

Interest incurred on borrowed funds and reverse repurchase agreements, combined decreased $161,000 or 1.8% to $8.7 million for the three months ended September 30, 2001, compared to $8.9 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 6.00% from 6.36% for the quarters ended September 30, 2001 and 2000, respectively. This decrease was partially offset by an increase in the average balance of borrowed funds and reverse repurchase agreements combined of $16.8 million or 3.7% to $577.5 million for the three months ended September 30, 2001, compared to $560.7 million for the same period in the prior year.

Interest expense increased $2.1 million or 4.8% to $45.4 million for the nine months ended September 30, 2001, compared to $43.4 million for the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds and reverse repurchase agreements of $1.2 million and $927,000, respectively.

Interest incurred on deposits increased $1.2 million or 7.2% to $17.1 million for the nine months ended September 30, 2001, compared to $16.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $31.0 million or 6.5% to $511.4 million for the nine months ended September 30, 2001, compared to $480.4 million for the same period in the prior year. The cost of interest-bearing deposits slightly increased between the periods to 4.47% from 4.44%.

Interest incurred on borrowed funds and reverse repurchase agreements combined increased $927,000 or 3.6% to $26.7 million for the nine months ended September 30, 2001, compared to $25.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds and reverse repurchase agreements of $27.8 million or 5.1% to $577.4 million for the nine months ended September 30, 2001, compared to $549.5 million for the same period in the prior year. Partially offsetting this increase was a decrease to the cost of these funds to 6.19% for the nine months ended September 30, 2001, compared to 6.26% for the same period in the prior year.

PROVISION FOR (RECOVERY OF) LOAN LOSSES. The provision for loan losses decreased $6,000 to $5,000 for the three months ended September 30, 2001, compared to $11,000 for the same period in the prior year. The provision for loan losses increased $358,000 to $44,000 for the nine months ended September 30, 2001 compared to a recovery of loan losses of $314,000 for the nine months ended September 30, 2000.
The $314,000 recovery for the nine months ended September 30, 2000 is attributable to a $605,000 recovery recorded in January associated with the Company's Bennett Lease Pools which was received from the bankruptcy trustee, offset by $153,000, $128,000 and $10,000 provisions recorded for the first, second and third quarters, respectively. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at September 30, 2001 amounted to $5.0 million or 0.91% of the Company's total loan portfolio, as compared to $5.0 million or .92% at December 31, 2000. The Company's allowance for losses on loans as a percentage of non-performing loans was 241.1% and 188.9% at September 30, 2001 and December 31, 2000, respectively.

NONINTEREST INCOME. Noninterest income increased $1.1 million or 148.9% to $1.8 million for the three months ended September 30, 2001, compared to $710,000 for the same period in the prior year. This increase can be attributed to an increase in fees and service charges, net realized gains on sale of securities, the cash surrender value of the BOLI and other income of $159,000, $795,000, $57,000 and $46,000, respectively. Noninterest income increased $1.2 million or 55.7% to $3.4 million for the nine months ended September 30, 2001, compared to $2.2 million for the same period in the prior year. This increase can be attributed to increases in fees and service charges, net realized gains on sales of securities, the cash surrender value of the BOLI and other income of $280,000, $769,000, $146,000 and $17,000, respectively, between periods.

NONINTEREST EXPENSE. Noninterest expense increased $16,000 or 0.4% to $3.7 million for the three months ended September 30, 2001, from $3.7 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits and premises and equipment expenses of $150,000 and $34,000, respectively, offset by a decrease in other expense of $173,000. Noninterest expense increased $439,000 or 4.1% to $11.1 million for the nine months ended September 30, 2001, from $10.7 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits and premises and equipment expenses of $451,000 and $202,000, respectively, offset by decreases in data processing and other expenses of $48,000 and $169,000, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes, before the effect of the extraordinary item, increased $361,000 to $548,000 for the three months ended September 30, 2001. This increase was a result of an increase to the income before extraordinary item between the periods. For the nine months ended September 30, 2001, the provision for income taxes increased $34,000 to $1.2 million. The increase was a result of an increase to income before extraordinary item, partially offset by a reduction in the effective tax rate during the nine month period. The taxes for the three and nine month periods ended September 30, 2001 were further reduced by $249,000 each due to the extraordinary item.

EXTRAORDINARY ITEM. During the three and nine month periods ended September 30, 2001, the Company incurred an extraordinary charge of $483,000, net of tax. This extraordinary item was the result of penalties incurred in the repayment of $20.0 million of the Company's long-term debt that occurred during a combined restructuring of the Company's assets and liabilities. The penalties that were incurred on the repayment of the long term debt were offset by gains on the sales of securities that were used in the restructuring. The overall restructuring resulted in a reduction to the Company's interest expense for the period and a prospective improvement to future net interest income.

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



-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                   2001                                          2000
                                                    -----------------------------------      --------------------------------------
                                                     AVERAGE                    YIELD /        AVERAGE                    YIELD /
                                                     BALANCE       INTEREST       RATE         BALANCE       INTEREST       RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Taxable securities available for sale            $ 452,988      $  7,259       6.41%       $ 459,619       $ 7,769       6.76%
    Taxable corporate bonds available for sale          58,793           703       4.68%          52,674         1,002       7.44%
    Tax-exempt securities available for sale            90,749         1,824       8.04%          91,478         1,870       8.18%
                                                    ----------      --------   --------        --------        -------      -----
                                                       602,530         9,786       6.49%         603,771        10,641       7.04%
                                                    ----------      --------   --------        --------        -------      -----
     Mortgage loans                                     448,947         8,466       7.54%         415,396         8,017       7.72%
    Other loans                                         81,635         1,536       7.46%          79,233         1,472       7.39%
                                                    ----------      --------   --------        --------        -------      -----
                                                       530,582        10,002       7.53%         494,629         9,489       7.67%
                                                    ----------      --------   --------        --------        -------      -----
    Cash equivalents                                     8,852            55       2.49%           9,224            99       4.29%
    FHLB stock                                          22,082           376       6.81%          19,308           352       7.29%
                                                    ----------      --------   --------        --------        -------      -----
                                                        30,934           431       5.57%          28,532           451       6.32%
                                                    ----------      --------   --------        --------        -------      -----
    TOTAL INTEREST-EARNING ASSETS                    1,164,046        20,219       6.94%       1,126,932        20,581       7.30%
    Other noninterest-earning assets                    55,184             -          -           33,931             -          -
                                                    ----------      --------   --------        --------        -------      -----
        Total assets                                $1,219,230      $ 20,219       6.62%     $ 1,160,863      $ 20,581       7.08%
                                                    ==========      ========   ========      ===========      ========      =====

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits                 $ 183,423         $ 920       1.99%       $ 182,481       $ 1,123       2.45%
    Time deposits                                      331,746         4,562       5.46%         311,728         4,569       5.83%
                                                    ----------      --------   --------        --------        -------      -----
                                                       515,169         5,482       4.22%         494,209         5,692       4.58%
                                                    ----------      --------   --------        --------        -------      -----
    FHLB advances                                      432,293         6,552       6.01%         334,090         5,216       6.21%
    Reverse repo's & other borrowings                  145,173         2,181       5.96%         226,629         3,678       6.46%
                                                    ----------      --------   --------        --------        -------      -----
                                                       577,466         8,733       6.00%         560,719         8,894       6.36%
                                                    ----------      --------   --------        --------        -------      -----
    Preferred securities                                24,142           557       9.15%          24,099           557       9.19%
                                                    ----------      --------   --------        --------        -------      -----
    TOTAL INTEREST-BEARING LIABILITIES               1,116,777        14,772       5.25%       1,079,027        15,143       5.58%
    Noninterest-bearing demand deposits                 16,982             -           -          14,640             -           -
    Other noninterest-bearing liabilities                8,653             -           -           9,036             -           -
                                                    ----------      --------   --------        --------        -------      -----
        Total liabilities                            1,142,412        14,772       5.13%       1,102,703        15,143       5.46%
        Stockholders' equity                            76,818             -           -          58,160             -           -
                                                    ----------      --------   --------        --------        -------      -----
        Total liabilities and equity               $ 1,219,230      $ 14,772       4.81%     $ 1,160,863      $ 15,143       5.19%
                                                   ===========      ========   ========      ===========      ========       =====

NET INTEREST INCOME                                                 $  5,447                                  $  5,438
                                                                    ========                                  ========

INTEREST RATE SPREAD (difference between                                           1.69%                                     1.72%
                                                                               ========                                     =====
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                                  1.87%                                     1.93%
                                                                               ========                                     =====
    income as a percentage of average
    interest-earning assets)

-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2001                                          2000
                                                    ------------------------------------     --------------------------------------
                                                     AVERAGE                     YIELD /       AVERAGE                     YIELD /
                                                     BALANCE       INTEREST       RATE         BALANCE       INTEREST       RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $   455,466       $ 22,780      6.67%      $  457,884       $ 22,930      6.68%
    Taxable corporate bonds available for sale          56,279          2,403      5.63%          52,670          2,848      7.10%
    Tax-exempt securities available for sale            90,414          5,499      8.11%          90,369          5,523      8.15%
                                                   -----------       --------     -----       ----------       --------      ----
                                                       602,159         30,682      6.79%         600,923         31,301      6.94%
                                                   -----------       --------     -----       ----------       --------      ----
    Mortgage loans                                     445,420         25,398      7.60%         395,060         22,961      7.75%
    Other loans                                         81,392          4,768      7.83%          74,746          4,201      7.51%
                                                   -----------       --------     -----       ----------       --------      ----
                                                       526,812         30,166      7.64%         469,806         27,162      7.71%
                                                   -----------       --------     -----       ----------       --------      ----
    Cash equivalents                                     8,719            219      3.35%          10,221            266      3.47%
    FHLB stock                                          20,926          1,058      6.74%          19,163          1,006      7.00%
                                                   -----------       --------     -----       ----------       --------      ----
                                                        29,645          1,277      5.74%          29,384          1,272      5.77%
                                                   -----------       --------     -----       ----------       --------      ----

    TOTAL INTEREST-EARNING ASSETS                    1,158,616         62,125      7.15%       1,100,113         59,735      7.24%
    Other noninterest-earning assets                    52,135              -         -           30,929              -         -
                                                   -----------       --------     -----       ----------       --------      ----
         Total assets                              $ 1,210,751       $ 62,125      6.84%      $1,131,042       $ 59,735      7.04%
                                                   ===========       ========     =====       ==========       ========      ====

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits                 $ 179,997        $ 2,950      2.19%      $  182,798        $ 3,376      2.47%
    Time deposits                                      331,419         14,160      5.71%         297,569         12,582      5.65%
                                                   -----------       --------     -----       ----------       --------      ----
                                                       511,416         17,110      4.47%         480,367         15,958      4.44%
                                                   -----------       --------     -----       ----------       --------      ----

    FHLB advances                                      410,361         19,029      6.20%         322,513         15,343      6.34%
    Reverse repo's & other borrowings                  166,995          7,628      6.11%         226,997         10,387      6.10%
                                                   -----------       --------     -----       ----------       --------      ----
                                                       577,356         26,657      6.19%         549,510         25,730      6.26%
                                                   -----------       --------     -----       ----------       --------      ----
    Preferred securities                                24,131          1,670      9.25%          24,088          1,670      9.26%
                                                   -----------       --------     -----       ----------       --------      ----
    TOTAL INTEREST-BEARING LIABILITIES               1,112,903         45,437      5.46%       1,053,965         43,358      5.50%
    Noninterest-bearing demand deposits                 15,720              -         -           13,469              -         -
    Other noninterest-bearing liabilities                8,044              -         -            7,998              -         -
                                                   -----------       --------     -----       ----------       --------      ----
         Total liabilities                           1,136,667         45,437      5.34%       1,075,432         43,358      5.39%
         Stockholders' equity                           74,084              -         -           55,610              -         -
                                                   -----------       --------     -----       ----------       --------      ----
         Total liabilities and equity              $ 1,210,751       $ 45,437      5.02%      $1,131,042       $ 43,358      5.12%
                                                   ===========       ========     =====       ==========       ========      ====

NET INTEREST INCOME                                                  $ 16,688                                  $ 16,377
                                                                     ========                                  ========

INTEREST RATE SPREAD (difference between                                           1.69%                                     1.74%
                                                                                   ====                                      ====
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                                  1.92%                                     1.98%
                                                                                   ====                                      ====
    income as a percentage of average
    interest-earning assets)

-----------------------------------------------------------------------------------------------------------------------------------


ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following tables analyze the changes in interest income and interest expense, between the three and nine month period ended September 30, 2001 and 2000, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 2001 and 2000 is presented as follows:


-------------------------------------------------------------------------------

 (In thousands)                                                                                 2001 VERSUS 2000
                                                                                          INCREASE (DECREASE) DUE TO
                                                                               ------------------------------------------------
                                                                                 VOLUME             RATE              TOTAL
-------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
    Securities                                                                     $  (22)           $ (833)            $ (855)
    Loans                                                                             680              (167)               513
    Cash equivalents                                                                   (4)              (40)               (44)
    FHLB stock                                                                         48               (24)                24
                                                                                   ------            ------             ------
    Total interest-earning assets                                                     702            (1,064)              (362)
                                                                                   ------            ------             ------

 INTEREST EXPENSE:
    Deposits                                                                          235              (445)              (210)
    FHLB advances                                                                   1,492              (156)             1,336
    Reverse repurchases & other borrowings                                         (1,241)             (256)            (1,497)
    Preferred securities                                                                1                (1)                 -
                                                                                   ------            ------             ------
    Total interest-bearing liabilities                                                487              (858)              (371)
                                                                                   ------            ------             ------
 NET INTEREST INCOME                                                               $  215            $ (206)               $ 9
                                                                                   ======            ======             ======
-------------------------------------------------------------------------------------------------------------------------------


The table analyzing changes in interest income between the nine months ended September 30, 2001 and 2000 is presented as follows:




--------------------------------------------------------------------------------

 (In thousands)                                                                                 2001 VERSUS 2000
                                                                                          INCREASE (DECREASE) DUE TO
                                                                                --------------------------------------------------
                                                                                 VOLUME             RATE              TOTAL
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
    Securities                                                                    $    64            $ (683)            $ (619)
    Loans                                                                           3,267              (263)             3,004
    Cash equivalents                                                                  (38)               (9)               (47)
    FHLB stock                                                                         90               (38)                52
                                                                                  -------            ------             ------

    Total interest-earning assets                                                   3,383              (993)             2,390
                                                                                  -------            ------             ------

 INTEREST EXPENSE:
    Deposits                                                                        1,038               114              1,152
    FHLB advances                                                                   4,083              (397)             3,686
    Reverse repurchases & other borrowings                                         (2,741)              (18)            (2,759)
    Preferred securities                                                                3                (3)                 -
                                                                                  -------            ------             ------

    Total interest-bearing liabilities                                              2,383              (304)             2,079
                                                                                  -------            ------             ------

 NET INTEREST INCOME                                                              $ 1,000            $ (689)            $  311
                                                                                  =======            ======             ======

-------------------------------------------------------------------------------------------------------------------------------

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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of two outside directors, the President and Chief Executive Officer, Group Senior Vice President and Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities;
(ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans and (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and reverse repurchase agreements.

As of September 30, 2001, the implementation of these asset and liability initiatives resulted in the following: (i) $224.5 million or 40.1% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $137.7 million or 37.7% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $142.1 million or 35.9% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2001, the Company's interest-earning assets maturing or repricing within one year totaled $475.3 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $482.6 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $7.3 million or a negative 0.6% of total assets. At September 30, 2001, the percentage of the Company's assets to liabilities maturing or repricing within one year was 98.5%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September 30, 2001, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 1.6% over such 24 month period.

LIQUIDITY

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, reverse repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 2001, the Company used its sources of funds primarily for the funding of loan commitments, and to a lesser extent, to purchase securities. As of such date, the Company had outstanding loan commitments totaling $18.0 million, unused lines of credit totaling $39.3 million and $21.2 million of undisbursed loans in process.

At September 30, 2001, certificates of deposit amounted to $329.6 million or 62.8% of the Company's total consolidated deposits, including $223.4 million, which were scheduled to mature by September 30, 2002. At the same date, the total amount of borrowed funds which were scheduled to mature by September 30, 2002 was $237.5 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2002 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and reverse repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 2001, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.6%, 6.6% and 13.4%, respectively.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b) Form 8-K - The Company filed a Form 8-K dated September 19, 2001 to report a quarterly cash dividend of $.10 payable on October 25, 2001 to the stockholders of record at the close of business on September 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  November 14, 2001                 By: /s/ Charlotte A. Zuschlag
                                         ------------------------------------
                                         Charlotte A. Zuschlag
                                         President and Chief Executive Officer

Date:  November 14, 2001                 By: /s/ Charles P. Evanoski
                                         ------------------------------------
                                         Charles P. Evanoski
                                         Group Senior Vice President and
                                         Chief Financial Officer