Form 10-K405
period 2001-12-31
ESB FINANCIAL CORP
filed 2002-03-28
CIK 872835

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-19345
                                                -------


                            ESB FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                            25-1659846
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 600 Lawrence Avenue, Ellwood City, PA                              16117
----------------------------------------                          ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X___

As of February 28, 2002, the aggregate value of the 5,819,274 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,188,305 shares held by all directors and officers of the Registrant as a group, was approximately $67.2 million. This amount is based on the closing sales price of $11.54 per share of the Registrant's Common Stock on February 28, 2002.

Number of shares of Common Stock outstanding as of February 28, 2002: 7,007,579


                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                     Where Incorporated
---------                                                     ------------------

1. Portions of the 2001 Annual Report to Stockholders.        Part II

2. Portions of Proxy Statement for the April 17, 2002         Parts II and III
    Annual Meeting of Stockholders

================================================================================

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.  Business.............................................................1

Item 2.  Properties..........................................................26

Item 3.  Legal Proceedings...................................................27

Item 4.  Submission of Matters to a Vote of Security Holders.................27


                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.........................................28

Item 6.  Selected Financial Data.............................................28

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................28

Item7A.  Quantitative and Qualitative Disclosures about
         Market Risk.........................................................28

Item 8.  Financial Statements and Supplementary Data.........................28

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................28


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant..................29

Item 11. Executive Compensation..............................................29

Item 12. Security Ownership of Certain Beneficial Owners and Management......29

Item 13. Certain Relationships and Related Transactions......................29

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K...30


SIGNATURES...................................................................32

                                     PART I
                                     ------


ITEM 1. BUSINESS
----------------

GENERAL
-------

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary bank, ESB Bank, F.S.B. (ESB or the Bank). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, PennFirst Capital Trust I (the Trust), a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established to provide residential and commercial loan closing services and title closing services.

As of December 31, 2001, the Company had consolidated total assets of $1.3 billion and stockholders' equity of $79.9 million. For the year ended December 31, 2001, the Company realized consolidated net income and diluted net income per share of $7.2 million and $1.03, respectively.

ESB is a federally chartered, stock savings bank, which conducts business through 17 offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates three wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company, (ii) ESB Financial Services, Inc., a Delaware corporation that was established to participate in the funding of single-family real estate loans and (iii) PennFirst Financial Advisory Services, Inc., which entered into a strategic alliance with Raymond James Financial Services, Inc., that makes available a vast array of nondeposit investment products and financial advisory services for individuals and corporations served by ESB Bank.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits. In addition, the Company utilizes borrowed funds, primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh and repurchase agreements, to fund the Company's investing activities. The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

The Company and the Bank are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), the chartering authority of the Bank, and the Federal Deposit Insurance Corporation (FDIC) as the administrator of the Savings Association Insurance Fund (SAIF). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the SAIF. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System, which governs the reserves required to be maintained against deposits and certain other matters.

RECENT ACQUISITION
------------------

On October 1, 2001, the Company completed its acquisition of WSB Holding Company
(WSB) and its subsidiary, Workingmens Bank, headquartered on the North Shore of Pittsburgh. Workingmens Bank had two community offices located in Allegheny County.

At the acquisition date, the fair value of WSB's total consolidated assets was $46.2 million, including loans receivable of $18.9 million and core deposit intangible of $926,000. The fair value of total consolidated liabilities was $40.6 million, including deposits of $39.6 million. Goodwill arising from this transaction was $315,000.

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

MARKET AREA
-----------

The Company's primary market area includes Allegheny, Butler, Beaver and Lawrence counties in Western Pennsylvania. The Company's business is conducted through its corporate office located in Ellwood City, PA, and the Bank's 17 offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

LENDING ACTIVITIES
------------------

GENERAL. As of December 31, 2001, the Company's net loans receivable amounted to $527.5 million or 41.8% of the Company's total assets. Loans secured by real estate amounted to $466.3 million or 85.2% of total loans receivable. Consumer loans and commercial business loans amounted to $65.8 million or 12.0% and $15.3 million or 2.8%, respectively, of the Company's total loan portfolio.

The Company's lending activities are conducted through the Bank. The Company's loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company's market area. In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These loans include construction loans, commercial real estate loans and a variety of consumer loans. Loans originated in the Company's market area, both fixed and adjustable rate, are made primarily for retention in the Company's own portfolio. On occasion, the Company has utilized its nationwide lending authority by purchasing whole loans and loan participations secured by properties located outside its primary market area. Notwithstanding this nationwide authority, the Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio, with the exception of certain financing leases, consists of loans made to residents and businesses located in the Company's primary market area.

The following table sets forth the composition of the Company's portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

---------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                   2001                       2000                        1999
                                     --------------------------  -------------------------  --------------------------
                                           Dollar                      Dollar                     Dollar
                                           Amount          %           Amount         %           Amount          %
---------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Residential - single family             $337,896       61.7%        $334,201      61.9%        $249,966       60.2%
  Residential - multi family                29,154        5.4%          26,998       5.0%          15,035        3.6%
  Commercial                                48,869        8.9%          48,633       9.0%          39,171        9.4%
  Construction                              50,426        9.2%          51,523       9.5%          42,935       10.4%
                                     -------------- -----------  -------------- ----------  --------------  ----------
    Total real estate loans                466,345       85.2%         461,355      85.4%         347,107       83.6%

Other loans:
  Consumer loans                            65,815       12.0%          68,099      12.6%          59,351       14.3%
  Commercial business loans                 15,264        2.8%          10,692       2.0%           8,884        2.1%
                                     -------------- -----------  -------------- ----------  --------------  ----------
    Total other loans                       81,079       14.8%          78,791      14.6%          68,235       16.4%
                                     -------------- -----------  -------------- ----------  --------------  ----------
Total loans receivable                     547,424      100.0%         540,146     100.0%         415,342      100.0%
                                                    ===========                 ==========                  ==========
Less:
  Allowance for loan losses                  5,147                       4,981                      4,823
  Net deferred fees/discounts                  483                       1,380                        858
  Loans in process                          14,309                      21,557                     15,732
                                     --------------              --------------             --------------
Net loans receivable                      $527,485                    $512,228                   $393,929
                                     ==============              ==============             ==============

-------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                    1998                        1997
                                      --------------------------  -------------------------
                                            Dollar                      Dollar
                                            Amount          %           Amount         %
-------------------------------------------------------------------------------------------
Real estate loans:
  Residential - single family              $225,054       59.1%        $222,994      63.2%
  Residential - multi family                 11,206        2.9%           8,685       2.5%
  Commercial                                 32,300        8.5%          31,489       8.9%
  Construction                               41,215       10.8%          29,710       8.4%
                                      -------------- -----------  -------------- ----------
    Total real estate loans                 309,775       81.3%         292,878      83.0%

Other loans:
  Consumer loans                             56,897       14.9%          51,718      14.6%
  Commercial business loans                  14,216        3.8%           8,359       2.4%
                                      -------------- -----------  -------------- ----------
    Total other loans                        71,113       18.7%          60,077      17.0%
                                      -------------- -----------  -------------- ----------
Total loans receivable                      380,888      100.0%         352,955     100.0%
                                                     ===========                 ==========
Less:
  Allowance for loan losses                   4,815                       4,807
  Net deferred fees/discounts                   785                         723
  Loans in process                           15,008                      10,668
                                      --------------              --------------
Net loans receivable                       $360,280                    $336,757
                                      ==============              ==============


The following table sets forth the scheduled contractual principal repayments of loans in the Company's portfolio at December 31, 2001. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

------------------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                 Due in one         Due from one     Due from five        Due after
                                              year or less       to five years     to ten years         ten years            Total
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans                               $ 33,735           $ 66,994           $ 85,357           $280,259           $466,345
Consumer loans                                    11,347             31,262             18,767              4,439             65,815
Commercial business loans                          9,184              5,266                643                171             15,264
                                                --------           --------           --------           --------           --------
                                                $ 54,266           $103,522           $104,767           $284,869           $547,424
                                                ========           ========           ========           ========           ========
------------------------------------------------------------------------------------------------------------------------------------


The following table sets forth the dollar amount of the Company's fixed and adjustable rate loans due after one year as of December 31, 2001:

--------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                                          Fixed             Adjustable
                                                                                        rates               rates
--------------------------------------------------------------------------------------------------------------------
Real estate loans                                                                      $302,833            $129,777
Consumer loans                                                                           37,304              17,164
Commercial business loans                                                                 1,807               4,273
                                                                                       --------            --------
                                                                                       $341,944            $151,214
                                                                                       ========            ========
--------------------------------------------------------------------------------------------------------------------


Fixed and adjustable rate loans represented $363.6 million or 66.4% and $183.8 million or 33.6%, respectively, of the Company's total loan portfolio as of December 31, 2001.

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

ORIGINATION, PURCHASE AND SALE OF LOANS. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes Western Pennsylvania, through officers of the Company who evaluate applications received at all of the Company's locations. Such applications are primarily received through referrals by real estate agents, attorneys and builders, as well as customer walk-ins. The Company also originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank's loan products to a variety of customers throughout Western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated directly by the Company.

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

In past years, funds generated by the Company's operations have exceeded the amount of loan demand experienced in its primary market area. On occasion, the Company used these excess funds to purchase single-family, owner-occupied residential, whole loans or loan participations. These loans are secured by real estate properties located within the U.S. There were no loans or loan participations purchased by the company, during year ended December 31, 2001. As of December 31, 2001, $9.1 million or 1.7% of the Company's total loans receivable consisted of whole loans, leases and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2001, all of the Company's purchased loans were serviced by sellers.

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

The following table sets forth the Company's loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                              2001                2000                1999
-------------------------------------------------------------------------------------------------------------------------
Net loans receivable at beginning of period                             $ 512,228           $ 393,929           $ 360,280
    Loans associated with acquisition of SHS                                 --                60,829                --
    Loans associated with acquisition of WSB                               18,895                --                  --
    Originations:
        Single-family residential real estate                             104,625              79,604              80,986
        Multi-familiy residential and commercial real estate               17,754              31,639              30,321
        Construction                                                       22,885              12,426               9,690
        Consumer                                                           30,385              34,379              27,463
        Commercial business                                                 6,832               5,347               4,580
                                                                        ---------           ---------           ---------
                                                                          182,481             163,395             153,040
    Purchases                                                                --                  --                 3,503
    Repayments on loans                                                  (158,632)           (100,897)           (112,728)
    Sales                                                                 (27,204)             (2,820)             (9,642)
    Transfers to real estate acquired through foreclosure                    (310)             (2,050)               (333)
    Other changes                                                              27                (158)               (191)
                                                                        ---------           ---------           ---------
Net loans receivable at end of period                                   $ 527,485           $ 512,228           $ 393,929
                                                                        =========           =========           =========
-------------------------------------------------------------------------------------------------------------------------


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

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual's designated limits are referred to the officer with the requisite authority or the Officers' Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approval authority equal to the Federal Home Loan Mortgage Corporation's (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate and up to $150,000 for all other loan types. Other members of the Officers' Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers' Loan Committee, which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending and any loan officer designated by the President and approved by the Board of Directors, is authorized to act on individual loan applications up to $1.0 million so long as all of the loans and commitments to the individual applicant do not aggregate above $1.0 million.

The third level of lending authority is reserved for the Board of Directors or the Board's Executive Committee which serve as the approval bodies for all individual loans above $1.0 million and loans to individual borrowers with aggregate loans and commitments above $1.0 million.

For residential real estate loans, it is the Company's policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy, which ensures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Many borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements for real estate taxes are made.

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

Under federal law, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2001, ESB was permitted to lend approximately $13.1 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $10.0 million. As of December 31, 2001, the Company did not have any lending relationships which exceeded the Bank's internal lending limit or the regulatory lending limit to one borrower at the time made or committed.

RESIDENTIAL MORTGAGE AND CONSTRUCTION LENDING. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2001, $337.9 million or 61.7% of the total loan portfolio consisted of single-family residential mortgage loans.

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

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30-year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five and seven-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five or seven years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company's five and seven-year products is capped at a 6.0% increase. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company's primary market area. As of December 31, 2001, the Company had $50.4 million or 9.2% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company's primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under builder lines-of-credit. As of December 31, 2001, builder lines-of-credit were extended to 18 builders with $8.5 million outstanding under lines approved in the aggregate amount of $24.7 million.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL MORTGAGE LENDING. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2001, the Company had $78.0 million, or 14.3% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

CONSUMER LENDING. As of December 31, 2001, the Company's consumer loan portfolio totaled $65.8 million or 12.0% of its total loan portfolio. Under federal law, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution's total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company's branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Company's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2001, the Company's largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 15 years. As of December 31, 2001, $47.1 million or 71.6% of the Company's consumer loan portfolio was made up of home equity loans.

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

COMMERCIAL BUSINESS LENDING. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2001, commercial business loans amounted to $15.3 million or 2.8% of the Company's total loan portfolio.

LOAN SERVICING. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2001, the

Company had $5.3 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

Real estate properties acquired through, or in lieu of, mortgage foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Company generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

As of December 31, 2001, the Company's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $4.1 million or .32% of the Company's total assets.

CLASSIFIED ASSETS. Regulations applicable to insured institutions require the classification of problem assets as "substandard", "doubtful" or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Company's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities.

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company's policy and applicable regulations. As of December 31, 2001, the Company's classified and criticized assets amounted to $9.5 million with $4.6 million classified as substandard, $859,000 classified as doubtful, $380,000 classified as loss and $3.7 million identified as special mention.

The following table sets forth information regarding the Company's non-performing assets as of December 31, for the years indicated:

-------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                             2001            2000            1999            1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Real estate loans                                      $1,344          $1,470          $2,461          $2,943          $1,416
  Consumer and commercial business                        1,158           1,165           1,873           2,038           2,386
                                                         ------          ------          ------          ------          ------
Total non-accrual loans                                   2,502           2,635           4,334           4,981           3,802
                                                         ------          ------          ------          ------          ------
  Total as a percentage of total assets                    0.20%           0.22%           0.42%           0.51%           0.42%
                                                         ------          ------          ------          ------          ------
Real estate acquired through foreclosure                  1,590           1,817              71              21             288
                                                         ------          ------          ------          ------          ------
  Total as a percentage of total assets                    0.13%           0.15%           0.01%           0.00%           0.03%
                                                         ------          ------          ------          ------          ------
Total non-performing assets                              $4,092          $4,452          $4,405          $5,002          $4,090
                                                         ======          ======          ======          ======          ======
Total non-performing assets
  as a percentage of total assets                          0.32%           0.37%           0.43%           0.51%           0.45%
                                                         ======          ======          ======          ======          ======
-------------------------------------------------------------------------------------------------------------------------------


As of December 31, 2001, non-accrual consumer and commercial business loans included $859,000 in non-performing Bennett Funding Group (BFG) lease loans. The lease agreements were purchased by the Company and are secured by commercial equipment leases located in various parts of the country. On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the SEC and further reported on April 1, 1996, that BFG filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements. As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on non-accrual status and established a reserve of approximately $900,000 for potential losses related to such lease agreements. During the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain lease agreements and concerns with respect to the Company's security interest in the collateral securing certain lease agreements, the Company provided an additional $600,000 in loan loss reserves. In addition to the security interest in the leases a portion of these lease agreements were also insured against payment losses. Subsequent to the bankruptcy filing, a Bankruptcy Trustee was appointed by the U.S. Bankruptcy Court for the Northern District of New York to oversee the reorganization of BFG. As part of this reorganization process, the Trustee has challenged the claims of all involved banks with respect to their security interests. This challenge has been the subject of ongoing litigation as described below.

On October 15, 1997, the U.S. Bankruptcy Court for the Northern District of New York found the Company's interest to be secured and ordered the Bankruptcy Trustee for BFG to pay over to the Company within 30 days thereof an aggregate of approximately $1.3 million, which represented principal payments, excluding interest accrued thereon and certain setoffs on ten of the thirteen lease agreements. Such payments reduced the outstanding balance of the lease agreements to approximately $2.3 million. The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court. However, in November 1997, the Company received a payment in the amount of $1.3 million from the Trustee and applied this payment to the outstanding principal balance of the leases. Additionally, the Court further ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on such leases.

In June 1999, the Company received approximately $245,000 in settlement of its claims against the insurance carrier. Together with the aforementioned receipt of monthly lease payments collected by the Trustee beginning in December 1997, this further reduced the outstanding balance on the BFG leases to approximately $1.6 million.

On November 16, 1999, the U.S. Bankruptcy Court for the Northern District of New York ordered the Bankruptcy Trustee for BFG to pay over to the Company an aggregate of approximately $605,000, which represented principal payments, excluding interest accrued thereon and certain setoffs on two of the thirteen lease agreements. Such payments together with the aforementioned receipt of monthly lease payments collected by the Trustee, reduced the outstanding balance of the lease agreements to approximately $1.0 million. The Court also ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on these two lease agreements. The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court. However, in January 2000, the Company received a payment in the amount of $605,000 from the Trustee and, being fully reserved on the loans, recorded the entire payment as a recovery during the first quarter of 2000.

On November 29, 2000 the United States District Court for the Northern District of New York issued an order upholding the Bankruptcy Court Order regarding the affirmation of the Company's security interest in the leases and instructing the trustee to make payments to the Company on twelve of the thirteen portfolios. The Trustee has appealed the District Court ruling to the United States Second Circuit Court. Additionally, the Trustee also has alleged fraudulent conveyance claims against the Company, which the Company believes are without merit and will vigorously defend. The Bankruptcy Court has issued an order directing mediation for this matter. Also see the BFG discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2001 Annual Report to Stockholders attached hereto as
Exhibit 13.

As of December 31, 2001, the REO included a property of $1.6 million. This REO originated as a commercial mortgage loan on a medical office building. The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building. In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings. The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated costs to carry and dispose of the property. The Bank is currently actively attempting to lease the building to realize its market value and enhance its marketability.

ALLOWANCE FOR LOAN LOSSES. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for losses. Management believes that the Company's allowance for losses as of December 31, 2001 of $5.1 million is appropriate to cover embedded losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                    2001           2000           1999          1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                 $ 4,981        $ 4,823        $ 4,815        $ 4,807        $ 3,309
  Allowance for loan losses of acquired companies                  154            544           --             --              866
  Provision for loan losses                                         47            (55)            54              5            799
  Charge-offs:
    Real estate loans                                               (2)          --               (1)          --             (120)
    Consumer and commercial business loans                         (42)          (409)           (54)           (18)          (125)
                                                               -------        -------        -------        -------        -------
                                                                   (44)          (409)           (55)           (18)          (245)
  Recoveries                                                         9             78              9             21             78
                                                               -------        -------        -------        -------        -------
Balance at end of period                                       $ 5,147        $ 4,981        $ 4,823        $ 4,815        $ 4,807
                                                               =======        =======        =======        =======        =======
Ratio of net charge-offs to average loans outstanding             0.01%          0.07%          0.01%          0.00%          0.05%
                                                               =======        =======        =======        =======        =======
Ratio of allowance to total loans at end of period                0.94%          0.92%          1.16%          1.26%          1.36%
                                                               =======        =======        =======        =======        =======
Balance at end of period applicable to:
  Real estate loans                                            $ 3,141        $ 2,974        $ 2,370        $ 2,147        $ 2,283
  Consumer and commercial business loans                         2,006          2,007          2,453          2,668          2,524
                                                               -------        -------        -------        -------        -------
Balance at end of period                                       $ 5,147        $ 4,981        $ 4,823        $ 4,815        $ 4,807
                                                               =======        =======        =======        =======        =======
----------------------------------------------------------------------------------------------------------------------------------


INTEREST-EARNING DEPOSITS
-------------------------

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $9.2 million as of December 31, 2001.

INVESTMENT ACTIVITIES

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

The following table summarizes the Company's investment securities as of the dates indicated:


--------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                               Amortized        Unrealized           Unrealized             Fair
                                                               cost             gains               losses               value
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  DECEMBER 31, 2001:
             Trust Preferred securities                      $  1,967           $    --            $     (17)           $  1,950
             U.S. Government securities                         5,975               318                   --               6,293
             Municipal securities                              87,648               964                 (680)             87,932
             Equity securities                                  2,360               144                 (253)              2,251
             Corporate Bonds                                  116,325             1,974               (3,839)            114,460
                                                             --------           -------            ---------            --------
                                                             $214,275           $ 3,400            $  (4,789)           $212,886
                                                             ========           =======            =========            ========
  DECEMBER 31, 2000:
             Trust Preferred securities                      $  2,000           $    --            $    (287)           $  1,713
             U.S. Government securities                        19,983               175                  (28)             20,130
             Municipal securities                              93,577             1,132                 (844)             93,865
             Equity securities                                  2,878               236                 (580)              2,534
             Corporate Bonds                                   77,931               771               (4,144)             74,558
                                                             --------           -------            ---------            --------
                                                             $196,369           $ 2,314            $  (5,883)           $192,800
                                                             ========           =======            =========            ========
  DECEMBER 31, 1999:
             Trust Preferred securities                      $  3,274           $    --            $    (443)           $  2,831
             U.S. Government securities                        22,980                --                 (641)             22,339
             Municipal securities                              89,597               741               (4,871)             85,467
             Equity securities                                  2,682                75                 (450)              2,307
             Corporate Bonds                                   52,664                --               (1,351)             51,313
                                                             --------           -------            ---------            --------
                                                             $171,197           $   816            $  (7,756)           $164,257
                                                             ========           =======            =========            ========
--------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the Company's mortgage-backed securities as of the dates indicated:

-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                            Amortized       Unrealized     Unrealized         Fair
                                                            cost            gains         losses           value
-----------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE:
  DECEMBER 31, 2001
             GNMA                                         $210,465        $ 3,022       $    (56)      $ 213,431
             FNMA                                           93,442          1,032           (273)         94,201
             FHLMC                                          46,921            703           (164)         47,460
             Collateralized mortgage obligations            71,712            690            (98)         72,304
                                                      -------------   ------------   ------------   -------------
                                                          $422,540        $ 5,447       $   (591)      $ 427,396
                                                      =============   ============   ============   =============
 DECEMBER 31, 2000:
             GNMA                                         $279,255        $ 1,554       $ (1,121)      $ 279,688
             FNMA                                           29,305            392            (88)         29,609
             FHLMC                                          23,139            305             (7)         23,437
             Collateralized mortgage obligations            81,484             21         (1,625)         79,880
                                                      -------------   ------------   ------------   -------------
                                                          $413,183        $ 2,272       $ (2,841)      $ 412,614
                                                      =============   ============   ============   =============
 DECEMBER 31, 1999:
             GNMA                                         $226,075          $ 253       $ (7,840)      $ 218,488
             FNMA                                           50,283            159           (659)         49,783
             FHLMC                                          36,326             81           (559)         35,848
             Collateralized mortgage obligations            95,165            173         (2,589)         92,749
                                                      -------------   ------------   ------------   -------------
                                                          $407,849          $ 666       $(11,647)      $ 396,868
                                                      =============   ============   ============   =============
-----------------------------------------------------------------------------------------------------------------


The following table sets forth the activity in the Company's mortgage-backed securities for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                       2001             2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities at the beginning of period                             $ 412,614       $ 396,884        $ 375,059
     Mortgage-backed securities acquired in connection with:
         the acquisition of SHS                                                        -             18,524             -
         the acquisition of WSB                                                       5,011
     Purchases                                                                      156,220          86,740          183,313
     Sales                                                                          (33,290)        (37,504)         (55,084)
     Repayments                                                                    (118,677)        (62,997)         (93,432)
     Net accretion of discount and (amortization) of premium                             94             554           (1,261)
     Change in unrealized gain (loss) on mortgage-backed
         securities available for sale                                                5,424          10,413          (11,711)
                                                                              --------------   -------------    -------------
Mortgage-backed securities at the end of period                                   $ 427,396       $ 412,614        $ 396,884
                                                                              ==============   =============    =============
Weighted average yield at the end of the period                                       6.33%           6.96%            6.72%
                                                                              ==============   =============    =============
-----------------------------------------------------------------------------------------------------------------------------

The following table shows the contractual maturities of the Company's investment and mortgage-backed securities portfolio as of December 31, 2001, excluding equity securities which have no maturity dates:

----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                                Available for sale
                                                                                        ------------------------------
                                                                                         Amortized           Fair
                                                                                           cost              value
----------------------------------------------------------------------------------------------------------------------
Due in one year or less                                                                   $   5,033         $   5,044
Due from one year to five years                                                              45,046            47,055
Due from five years to ten years                                                             36,966            38,021
Due after ten years                                                                         547,410           547,911
                                                                                        ------------      ------------
                                                                                          $ 634,455         $ 638,031
                                                                                        ============      ============
----------------------------------------------------------------------------------------------------------------------


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


SOURCES OF FUNDS
----------------

GENERAL. The Company's primary sources of funds for its lending and investment activities are deposits, principal and interest payments on loans and mortgage-backed securities, interest on securities and interest-bearing deposits, advances from the FHLB of Pittsburgh and repurchase agreement borrowings.

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

The following table sets forth the distribution of the Company's deposits by type as of December 31, for the years indicated:

--------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                      2001                         2000                          1999
                                        -------------------------   -------------------------    -------------------------

       Type of Account                       Amount          %            Amount         %           Amount           %
--------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits               $  16,139        2.7%        $   9,620       1.9%        $   8,094        1.9%
NOW account deposits                          43,632        7.4%           41,549       8.2%           32,139        7.4%
Money Market deposits                         72,706       12.3%           65,467      12.8%           69,946       16.2%
Passbook account deposits                     85,765       14.5%           72,248      14.2%           64,363       14.9%
Time deposits                                373,810       63.1%          320,029      62.9%          257,241       59.6%
                                        -------------  ----------   --------------  ---------    -------------  ----------
                                           $ 592,052      100.0%        $ 508,913     100.0%        $ 431,783      100.0%
                                        =============  ==========   ==============  =========    =============  ==========
--------------------------------------------------------------------------------------------------------------------------


The Company had a total of $105.6 million, $74.3 million and $62.0 million in deposits of $100,000 or more as of December 31, 2001, 2000 and 1999, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2001, which mature in the periods presented:

---------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)             1 to 12       More than 1     More than 2     After 3
          Range of Rates                   months       to 2 years      to 3 years       years           Total
---------------------------------------------------------------------------------------------------------------
   0.00%  to  2.49%                      $ 24,977        $  1,904        $  --          $    99        $ 26,980
   2.50%  to  4.49%                       108,370           4,088          9,426            733         122,617
   4.50%  to  6.49%                        71,722          35,217          7,207          8,332         122,478
   6.50%  to  8.49%                        58,022          39,139            659          3,915         101,735
                                         --------        --------        -------        -------        --------
                                         $263,091        $ 80,348        $17,292        $13,079        $373,810
                                         ========        ========        =======        =======        ========


The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

-----------------------------------------------------------------------------------------
(Dollar amounts in thousands)
Range of Rates                             2001                2000               1999
-----------------------------------------------------------------------------------------
 0.00%  to  2.49%                        $ 26,980            $     --            $     --
 2.50%  to  4.49%                         122,617              39,567              41,193
 4.50%  to  6.49%                         122,478             146,602             206,710
 6.50%  to  8.49%                         101,735             133,860               9,338
                                         --------            --------            --------
                                         $373,810            $320,029            $257,241
                                         ========            ========            ========


As of December 31, 2001, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                                                 Amount
----------------------------------------------------------------------------------------------------------------------
Three months or less                                                                                         $ 14,212
More than three through six months                                                                              2,596
More than six through twelve months                                                                             4,513
More than twelve months                                                                                         2,070
                                                                                                         -------------
                                                                                                             $ 23,391
                                                                                                         =============
----------------------------------------------------------------------------------------------------------------------


The following table sets forth the net deposit flows during the year ended December 31:

-------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                                   2001            2000              1999
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) before interest credited and acquisition                  $ 20,668        $ (11,488)        $ (8,706)
Deposits assumed in connection with acquisition of SHS                               -           67,432                -
Deposits assumed in connection with acquisition of WSB                          39,614                -                -
Interest credited                                                               22,857           21,186           17,438
                                                                          -------------   --------------   --------------
Net deposit increase                                                          $ 83,139         $ 77,130          $ 8,732
                                                                          =============   ==============   ==============
-------------------------------------------------------------------------------------------------------------------------


BORROWINGS. While deposits are the preferred source of funds for the Company's lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company's stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2001, the Company had outstanding advances with the FHLB of $433.8 million. See also "Regulation - Regulation of the Bank - Federal Home Loan Bank System".

The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company's borrowings as of December 31, for the years indicated:

--------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                          2001              2000              1999
--------------------------------------------------------------------------------------------------------------------
FHLB advances                                                         $ 433,815         $ 396,646         $ 317,467

Repurchase agreements                                                   119,640           191,272           201,920

Treasury tax and loan note payable                                          188               171               169
                                                                   -------------      ------------      ------------
                                                                      $ 553,643         $ 588,089         $ 519,556
                                                                   =============      ============      ============
--------------------------------------------------------------------------------------------------------------------


Included in the $433.8 million of FHLB advances at December 31, 2001, is approximately $65.5 million of convertible select advances. These advances reset to the three month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company's position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

-----------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                             2001               2000               1999
-----------------------------------------------------------------------------------------------------------------------
FHLB advances:
     Average balance outstanding for the year                          $ 129,872          $ 131,959          $ 158,817
     Maximum amount outstanding at any month end
        during the year                                                  171,051            176,544            200,595
     Balance outstanding at year end                                     171,051            105,207            179,044
     Weighted average interest rate during the year                        5.40%              6.23%              6.08%
     Weighted average interest rate at year end                            5.14%              5.96%              6.17%

Repurchase agreements:
     Average balance outstanding for the year                          $  87,703          $  91,744          $  58,343
     Maximum amount outstanding at any month end
        during the year                                                  106,000            109,800             65,880
     Balance outstanding at year end                                      98,040             95,632             65,880
     Weighted average interest rate during the year                        5.62%              5.86%              5.29%
     Weighted average interest rate at year end                            5.19%              6.02%              5.64%

Treasury tax and loan note:
     Average balance outstanding for the year                          $     140          $     147          $     124
     Maximum amount outstanding at any month end
        during the year                                                      188                379                169
     Balance outstanding at year end                                         188                171                169
     Weighted average interest rate during the year                        3.44%              6.07%              4.89%
     Weighted average interest rate at year end                            1.64%              6.25%              5.20%

Total short term borrowings:
     Average balance outstanding for the year                          $ 217,715          $ 223,850          $ 217,284
     Maximum amount outstanding at any month end
        during the year                                                  277,239            286,723            266,644
     Balance outstanding at year end                                     269,279            201,010            245,093
     Weighted average interest rate during the year                        5.49%              6.08%              5.87%
     Weighted average interest rate at year end                            5.16%              5.99%              6.03%
-----------------------------------------------------------------------------------------------------------------------


TRUST PREFERRED SECURITIES. On December 9, 1997, the Trust, issued $25.3 million of 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10.0 per share. The Trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities were utilized by the Trust to invest in $26.1 million of 8.625% Junior Subordinated Debentures (the Subordinated Debt) of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of December 31, 2027, on or after December 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date.

Under the occurrence of certain special events (specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 7, 1997), the Company may redeem in whole, but not in part, the Subordinated Debt prior to December 31, 2027.

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed.

SUBSIDIARIES
------------

As of December 31, 2001, the Company had investments of $36.9 million, $751,000 and $180,000 in PennFirst Financial Services, Inc. (PFSI), PennFirst Capital Trust I (the Trust) and THF, Inc., respectively. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust is a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established to provide loan closing services and issue title insurance.

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

At December 31, 2001, ESB was authorized under the current regulations to have a maximum investment of $24.6 million in service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, ESB had a $3.2 million investment in AMSCO, Inc. (AMSCO), one of its three wholly-owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB to engage in real estate development, property management and condominium conversions, independently or in conjunction with joint ventures. As of December 31, 2001, AMSCO had total assets, consisting primarily of investments in six joint ventures, of $4.3 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The office space is leased from ESB Bank Building Associates. As of December 31, 2001, AMSCO had a $377,000 investment in ESB Bank Building Associates.

The second joint venture, McCormick Place, consists of a 40% interest in a partnership with two local developers. McCormick Place purchased approximately nine acres of undeveloped land in Moon Township, Allegheny County, PA in April 1998 and developed the land into a twelve lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided financing for the project which was repaid in full during 2000. As of December 31, 2001, one of the twelve lots remains unsold. On that date AMSCO had a $23,000 investment in McCormick Place.

The third joint venture, Madison Woods, consists of a 40% interest in a partnership with the same two local developers involved in McCormick Place. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing financing for the project. As of December 31, 2001, 30 of the 56 lots remain unsold. On that date, AMSCO had a $235,000 investment in Madison Woods.

The fourth joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 30 duplex and 5 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2001, The Links at Deer Run had outstanding loans with ESB in the amount of $2.9 million and development costs of $4.1 million. As of December 31, 2001, ten of the units were under sales agreements. On that date, AMSCO had a $482,000 investment in The Links at Deer Run.

The fifth joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in McCormick Place and Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and will develop the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2001, McCormick Farms had outstanding loans with ESB in the amount of $807,000 and development costs of $2.1 million.

As of December 31, 2001, the first phase consisting of 32 lots has been developed and closings will begin to take place in 2002. On that date, AMSCO had a $1.3 million investment in McCormick Farms.

The sixth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. BrandyOne purchased approximately 35 acres of undeveloped land in Conoquennessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2001 Brandy One had outstanding loans with ESB in the amount of $599,000 and development costs $1.1 million. As of December 31, 2001, development work was begun on the first phase for the eventual construction of 16 units. On that date, AMSCO had a $471,000 investment in Brandy One.

The Bank's second wholly-owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family real estate loans through a participation agreement with the Bank.

The Bank's third wholly-owned subsidiary, PennFirst Financial Advisory Services, Inc. (PFAS), was founded in October of 2001. PFAS entered into a strategic alliance with Raymond James Financial Services, Inc., to make available a vast array of nondeposit investment products and financial advisory services for individuals and corporations served by ESB Bank.

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

ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "Regulation - Regulation of the Bank - Qualified Thrift Lender Test".

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a savings and loan holding company controlling only one institution. They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities);
(ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or
(vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution ("a principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Bank was in compliance with the above restrictions.

RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the -OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the QTL test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.


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

The investment and lending authority of the Bank is prescribed by federal laws and regulations, and the Bank prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

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

Under current FDIC regulations, SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2001 ranging from zero for well capitalized, healthy institutions, such as ESB, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0182% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

LIQUIDITY REQUIREMENTS

The Company's primary source of funds are deposits, advances from the FHLB, loan and security repayments and funds provided by operations. While payments of principal and interest on loans and other investments are relatively preditable sources of funds, deposit flows are much less predictable since they are greatly influenced by the level of interest rates, the state of the economy, competition and industry conditions. For a discussion on the issues that may affect the liquidity of the Company, including outstanding commitments, contingent liabilities, legal actions and off balance sheet items, please refer to notes 12 and 13 of the consolidated financial statements. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

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

As of December 31, 2001, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 12.7%, respectively.

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

A savings institution which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to OTS Regulatory Bulletin 3a-1. In addition, a provision of HOLA generally provides that the Director of the OTS must restrict the asset growth of savings institutions not in regulatory compliance, subject to a limited exception for growth not exceeding interest credited.

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

PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the OTS) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 2001, ESB was in the "well capitalized" category.

QUALIFIED THRIFT LENDER TEST. A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments (QTIs). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 2001, the amount of the Bank's assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. ESB as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. As of December 31, 2001, the Company had a $21.9 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. As of December 31, 2001, the Company had $433.8 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 2001, dividends paid by the FHLB of Pittsburgh to the Company totaled $1.4 million.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits. At December 31, 2001, the Bank was in compliance with the applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. The federal banking agencies, including the OTS have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to
(i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards. If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency. In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

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

BAD DEBT RESERVES. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank's bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank's base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2000 (the most recent date for which a tax return has been filed) include approximately $15.2 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

MINIMUM TAX. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2000, the Company has a minimum tax credit carry forward of $1,161,066.

PENNSYLVANIA TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 0.749% of a corporation's capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

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

OTHER MATTERS. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 1998, 1999 and 2000 are open under the statute of limitations and subject to review by the Internal Revenue Service.


PERSONNEL
---------

As of December 31, 2001, the Company had 172 full-time and 73 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES
------------------

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                                                            OWNED           LEASE         NET BOOK        PERCENT
                                                              OR         EXPIRATION       VALUE OR        OF TOTAL
LOCATION                                                    LEASED          DATE         ANNUAL RENT      DEPOSITS
----------------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS AND ESB MAIN OFFICE:
    Ellwood City Office                                     Owned            --          $ 1,998,000        20.7%
    600 Lawrence Avenue, Ellwood City, PA  16117

ESB BRANCH OFFICES:
    Aliquippa Office                                        Owned            --          $    86,000         7.9%
    2301 Sheffield Road, Aliquippa, PA  15001

    Ambridge Office                                         Owned            --          $    78,000         9.4%
    506 Merchant Street, Ambridge, PA  15003

    Baldwin Office                                          Owned            --          $   779,000         5.0%
    5035 Curry Road, Pittsburgh, PA  15236

    Beechview Office                                        Owned            --          $   151,000         3.4%
    1609 Broadway Avenue, Pittsburgh, PA  15216

    Brighton Heights Office                                 Owned            --          $    62,000         1.3%
    3619 California Avenue, Pittsburgh PA  15212

    Center Township Office                                  Owned            --          $   805,000         2.2%
    1207 Brodhead Road, Monaca, PA  15061

    Coraopolis Office                                       Owned            --          $    65,000         2.6%
    900 Fifth Avenue, Coraopolis, PA  15108

    Fox Chapel Office                                       Owned            --          $   241,000         7.8%
    1060 Freeport Road, Pittsburgh, PA  15238

    Franklin Township Office                                Owned            --          $   562,000         5.5%
    1793 Mercer Road, Ellwood City, PA  16117

    New Castle Office                                       Leased        04/30/09       $    50,160        10.4%
    Route 65, New Castle, PA   16101

    North Side Office                                       Owned            --          $    35,000         3.3%
    807 Middle Street, Pittsburgh, PA  15212

    Spring Hill Office                                      Owned            --          $   483,000         4.7%
    Itin & Rhine Streets, Pittsburgh, PA  15212

    Springdale Office                                       Owned            --          $   267,000         0.4%
    849 Pittsburgh Street, Springdale, PA  15144

    Troy Hill Office                                        Owned            --          $   411,000         7.6%
    1706 Lowrie Street, Pittsburgh, PA  15212

    Wexford Office                                          Owned            --          $ 1,329,000         3.3%
    101 Wexford Bayne Road, Wexford, PA  15090

    Zelienople Office                                       Leased        11/30/07       $    15,600         4.1%
    Route 19, Zelienople, PA  16063

OTHER PROPERTIES:
    Drive-through Facility                                  Owned            --          $    58,000           NA
    618 Beaver Avenue, Ellwood City, PA  16117

    North Shore Property                                    Leased        11/30/07       $    72,000           NA
    One North Shore, Suite 120, Pittsburgh  PA  15212

    Parking Lot                                             Owned            --          $    22,000           NA
    611 Lawrence Avenue, Ellwood City, PA  16117

    Findlay Township Property                               Owned            --          $    54,000           NA
    Route 30, Clinton, PA  15026
----------------------------------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company. For a discussion on the current legal claim associated with the BFG leases, please refer to page nine "Delinquencies and Classified Assets".


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" of the Company's 2001 Annual Report to Stockholders attached hereto as Exhibit 13 (2001 Annual Report).


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" of the Company's 2001 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2001 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" of the Company's 2001 Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The information required herein is incorporated by reference from the Company's 2001 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III
                                    --------


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required herein is incorporated by reference from the section captioned "Beneficial Ownership" of the Company's Proxy Statement.


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

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) DOCUMENTS FILED AS PART OF THIS REPORT

    (1) The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

            Report of Independent Auditors

            Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

            Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

    (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

            No.               Exhibits
            ---               --------

            3  (a)            Amended and Restated Articles of Incorporation (1)
            3  (b)            Bylaws(1)
            4                 Specimen Common Stock Certificate (2)
            10(a)             Stock Option Plan (2) (8)
            10(b)             Employee Stock Ownership Plan (2) (8)
            10(c)             Management Development and Recognition Plan and Trust Agreement (2) (8)
            10(d)             Employment Agreement with Charlotte A. Zuschlag (2) (8)
            10(e)             1992 Stock Incentive Plan (3) (8)
            10(f)             1997 Stock Option Plan (4) (8)
            10(g)             Change of Control Agreement among the Company, ESB and Charles P. Evanoski
                              (Representative of similar  agreements entered into with Frank D. Martz, Todd F. Palkovich,  Robert
                              C. Hilliard and Thomas F. Angotti) (5) (8)
            10(h)             Employment Agreement between the Company and Charlotte A. Zuschlag (6) (8)
            10(i)             Employment Agreement between the Bank and Charlotte A. Zuschlag (6) (8)
            10(j)             2001 Stock Option Plan (7) (8)
            13                2001 Annual Report to Stockholders
            16                Letter re: change in certifying accountant - Reference is made to Form 8-K filed by the Company with the SEC on June 1, 2000.
            21                Subsidiaries  of the  Registrant - Reference is made to Item 1. "Business -  Subsidiaries" for the required information.
            23                Consent of Ernst & Young LLP
                    (1) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on
                        March 27, 1991.
                    (2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
                    (3) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on
                        March 29, 1993.
                    (4) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on
                        March 30, 1998.
                    (5) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on
                        March 30, 1999.
                    (6) Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on
                        March 30, 2000.
                    (7) Incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on
                        March 16, 2001.
                    (8) Management contract or compensatory plan or arrangement.

The Company has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request

            (b) The Company filed a Form 8-K dated December 19, 2001, to report the declaration of a cash dividend of $0.10 per common share payable on January 25, 2002 to stockholders of record at the close of business on December 31, 2001.
            (c) See (a)(3) above for all exhibits filed herewith and the exhibit index.
            (d) There are no other financial statements and financial statement schedules which were excluded from the 2001 Annual Report, which are, required to be included herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ESB FINANCIAL CORPORATION

Date:  March 28, 2002                By:  /s/  Charlotte A. Zuschlag
                                          -------------------------------------
                                          Charlotte A. Zuschlag
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  Charlotte A. Zuschlag                                Date:  March 28, 2002
     -------------------------------------------------------
     Charlotte A. Zuschlag
     President and Chief Executive Officer, Director
     (Principal Executive Officer)

By:  /s/  Charles P. Evanoski                                  Date:  March 28, 2002
     -------------------------------------------------------
     Charles P. Evanoski
     Group Senior Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/  William B. Salsgiver                                 Date:  March 28, 2002
     -------------------------------------------------------
     William B. Salsgiver
     Chairman of the Board of Directors

By:  /s/  Herbert S. Skuba                                      Date:  March 28, 2002
     -------------------------------------------------------
     Herbert S. Skuba
     Vice Chairman of the Board of Directors

By:  /s/  George William Blank, Jr.                            Date:  March 28, 2002
     -------------------------------------------------------
     George William Blank, Jr. - Director

By:  /s/  Charles Delman                                       Date:  March 28, 2002
     -------------------------------------------------------
     Charles Delman - Director

By:  /s/  Lloyd L. Kildoo                                      Date:  March 28, 2002
     -------------------------------------------------------
     Lloyd L. Kildoo - Director

By:  /s/ Mario J. Manna                                         Date: March 28, 2002
     -------------------------------------------------------
     Mario J. Manna - Director

By:  /s/  Edmund C. Smith                                       Date:  March 28, 2002
     -------------------------------------------------------
     Edmund C. Smith - Director

By:  /s/  Edwin A. Thaner                                       Date:  March 28, 2002
     -------------------------------------------------------
     Edwin A. Thaner - Director