Form 10-Q
period 2002-03-31
ESB FINANCIAL CORP
filed 2002-05-14
CIK 872835

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: MARCH 31, 2002
                                           --------------


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


                                 (724) 758-5584
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X   Yes     No
                                    -------           -------


       Number of shares of common stock outstanding as of April 30, 2002:

     COMMON STOCK, $0.01 PAR VALUE                         7,314,418 SHARES
     -----------------------------                         ----------------
                  (Class)                                   (Outstanding)


================================================================================

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of March 31, 2002 (Unaudited) and December 31, 2001.............1

          Consolidated Statements of Operations for the three
          months ended March 31, 2002 and 2001 (Unaudited)...................2

          Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended March 31, 2002 (Unaudited)..............3

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2002 and 2001 (Unaudited)...................4

          Notes to Consolidated Financial Statements.........................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........17



                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.   Legal Proceedings.................................................18

Item 2.   Changes in Securities.............................................18

Item 3.   Defaults Upon Senior Securities...................................18

Item 4.   Submission of Matters to a Vote of Security Holders...............18

Item 5.   Other Information.................................................18

Item 6.   Exhibits and Reports on Form 8-K..................................18

          Signatures........................................................19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
             As of March 31, 2002 (Unaudited) and December 31, 2001
                          (Dollar amounts in thousands)


                                                                                  MARCH 31,
                                                                                    2002         DECEMBER 31,
                                                                                 (Unaudited)         2001
                                                                                 -----------     -----------
                                     ASSETS
                                     ------
Cash on hand and in banks                                                        $     3,084     $     4,135
Interest-earning deposits                                                              6,445           9,489
Federal funds sold                                                                       535           1,855
Securities available for sale; cost of $683,172 and $636,815                         683,455         640,282
Loans receivable, net of allowance for loan losses of $5,152 and $5,147              506,986         523,132
Accrued interest receivable                                                            7,827           8,219
Federal Home Loan Bank (FHLB) stock                                                   24,095          21,889
Premises and equipment, net                                                            9,814           9,883
Real estate acquired through foreclosure, net                                          1,582           1,590
Real estate held for investment                                                       13,852           7,253
Prepaid expenses and other assets                                                     13,390          12,817
Bank owned life insurance                                                             22,821          22,524
                                                                                 -----------     -----------
             TOTAL ASSETS                                                        $ 1,293,886     $ 1,263,068
                                                                                 ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
     Deposits                                                                    $   591,550     $   591,999
     Borrowed funds                                                                  480,125         434,003
     Repurchase agreements                                                            99,640         119,640
     Guaranteed preferred beneficial interest in subordinated debt, net               24,170          24,159
     Advance payments by borrowers for taxes and insurance                             4,781           4,058
     Accrued expenses and other liabilities                                           14,347           9,306
                                                                                 -----------     -----------
         TOTAL LIABILITIES                                                         1,214,613       1,183,165
                                                                                 -----------     -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;none issued
     Common stock, $.01 par value, 10,000,000 shares authorized;
         7,706,580 and 7,706,580 shares issued;
         7,312,499 and 7,320,388 shares outstanding                                       77              77
     Additional paid-in capital                                                       57,980          57,906
     Treasury stock, at cost; 394,081 and 386,192 shares                              (4,389)         (4,318)
     Unearned Employee Stock Ownership Plan (ESOP) shares                             (2,769)         (2,912)
     Unvested shares held by Management Recognition Plan (MRP)                          (247)           (255)
     Retained earnings                                                                28,434          27,117
     Accumulated other comprehensive income, net                                         187           2,288
                                                                                 -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY                                                   79,273          79,903
                                                                                 -----------     -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,293,886     $ 1,263,068
                                                                                 ===========     ===========


See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Operations For the three months ended March 31, 2002 and 2001 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      ------------------
                                                                        2002       2001
                                                                      -------    -------

INTEREST INCOME:
     Loans receivable                                                 $ 9,466    $10,028
     Securities available for sale                                      9,038      9,969
     FHLB stock                                                           244        354
     Deposits with banks and federal funds sold                            34         81
                                                                      -------    -------
         TOTAL INTEREST INCOME                                         18,782     20,432
                                                                      -------    -------

INTEREST EXPENSE:
     Deposits                                                           4,989      5,882
     Borrowed funds and repurchase agreements                           7,722      8,959
     Guaranteed preferred beneficial interest in subordinated debt        557        557
                                                                      -------    -------
         TOTAL INTEREST EXPENSE                                        13,268     15,398
                                                                      -------    -------

NET INTEREST INCOME                                                     5,514      5,034
     Provision for loan losses                                             13          6
                                                                      -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     5,501      5,028
                                                                      -------    -------

NONINTEREST INCOME:
     Fees and service charges                                             522        423
     Net realized gain on sales of securities available for sale          125          3
     Increase of cash surrender value of bank owned life insurance        297        222
     Other                                                                126        125
                                                                      -------    -------
         TOTAL NONINTEREST INCOME                                       1,070        773
                                                                      -------    -------

NONINTEREST EXPENSE:
     Compensation and employee benefits                                 2,333      2,057
     Premises and equipment                                               591        564
     Federal deposit insurance premiums                                    26         26
     Data processing                                                      186        120
     Other                                                                917        865
                                                                      -------    -------
         TOTAL NONINTEREST EXPENSE                                      4,053      3,632
                                                                      -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                2,518      2,169
     Provision for income taxes                                           407        343
                                                                      -------    -------

NET INCOME                                                            $ 2,111    $ 1,826
                                                                      =======    =======

NET INCOME PER SHARE:

         Basic                                                        $  0.30    $  0.27
         Diluted                                                      $  0.29    $  0.27







Net income per share, for the quarter ended March 31, 2001, has been restated to reflect a six-for-five stock split.
See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
             For the three months ended March 31, 2002 (Unaudited)
                          (Dollar amounts in thousands)


                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                               ADDITIONAL              UNEARNED   UNVESTED            COMPREHENSIVE       TOTAL
                                      COMMON    PAID-IN    TREASURY      ESOP        MRP    RETAINED  INCOME (LOSS)   STOCKHOLDERS'
                                      STOCK     CAPITAL      STOCK      SHARES     SHARES   EARNINGS   NET OF TAX        EQUITY
                                     ------- ----------- ----------- ----------- --------- --------- ------------- ---------------

BALANCE AT DECEMBER 31, 2001            $ 77    $ 57,906   $ (4,318)   $ (2,912)   $ (255)  $ 27,117       $ 2,288       $ 79,903

Comprehensive results:

    Net income                             -           -          -           -         -      2,111             -          2,111

    Other comprehensive results, net       -           -          -           -         -          -        (2,296)        (2,296)
    Reclassification adjustment            -           -          -           -         -          -           195            195
                                     ------- ----------- ----------- ----------- --------- --------- ------------- ---------------

Total comprehensive results                -           -          -           -         -      2,111        (2,101)            10


Cash dividends at $0.10 per share          -           -          -           -         -       (701)            -           (701)

Purchase of treasury stock, at
    cost (21,552 shares)                   -           -       (236)          -         -          -             -           (236)

Reissuance of treasury stock
    for stock option exercises             -          44        165           -         -        (93)            -            116

Principal payments on ESOP debt            -          30          -         143         -          -             -            173

Additional ESOP shares purchased           -           -          -           -         -          -             -              -

Accrued compensation expense MRP           -           -          -           -         8          -             -              8
                                     ------- ----------- ----------- ----------- --------- --------- ------------- ---------------

BALANCE AT MARCH 31, 2002               $ 77    $ 57,980   $ (4,389)   $ (2,769)   $ (247)  $ 28,434         $ 187       $ 79,273
                                     ======= =========== =========== =========== ========= ========= ============= ===============


See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         For the three months ended March 31, 2002 and 2001 (Unaudited)
                          (Dollar amounts in thousands)



                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             -------------------------------
                                                                                                2002                2001
                                                                                             ------------        -----------

Operating activities:
     Net income                                                                                  $ 2,111            $ 1,826
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
         OPERATING ACTIVITIES:
            Depreciation and amortization for premises and equipment                                 225                210
            Provision for losses                                                                      15                  7
            Amortization of premiums and accretion of discounts                                      341               (253)
            Origination of loans available for sale                                               (6,759)            (3,525)
            Proceeds from sale of loans available for sale                                         6,846              3,536
            Gain on sale of securities available for sale                                           (125)                (3)
            Amortization of intangible assets                                                         56                  2
            Amortization of goodwill                                                                   -                184
            Compensation expense on ESOP                                                             173                140
            Compensation expense on MRP                                                                8                  -
            Decrease in accrued interest receivable                                                  392                 65
            (Decrease) increase in prepaid expenses and other assets                                 454               (622)
            Increase in accrued expenses and other liabilities                                     5,041              1,149
            Other                                                                                    384               (371)
                                                                                             ------------        -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 9,162              2,345
                                                                                             ------------        -----------

INVESTING ACTIVITIES:
     Loan originations and purchases                                                             (36,674)           (33,179)
     Purchases of securities available for sale                                                 (122,587)           (33,048)
     Purchases of FHLB stock                                                                      (2,206)               (45)
     Additions to premises and equipment                                                            (159)               (71)
     Additions to real estate held for investment                                                 (6,599)                 -
     Purchase of bank owned life insurance                                                             -             (3,500)
     Principal repayments of loans receivable                                                     52,772             22,440
     Principal repayments of securities available for sale                                        44,995             20,688
     Proceeds from the sale of securities available for sale                                      31,060             23,558
     Proceeds from sale of REO                                                                         -                317
                                                                                             ------------        -----------
         NET CASH USED IN INVESTING ACTIVITIES                                                   (39,398)            (2,840)
                                                                                             ------------        -----------

FINANCING ACTIVITIES:
     Net (decrease) increase in deposits                                                            (449)            11,285
     Proceeds from long-term borrowings                                                           70,000             24,522
     Repayments of long-term borrowings                                                          (25,898)           (25,000)
     Net decrease in short-term borrowings                                                       (17,980)            (8,396)
     Proceeds received from exercise of stock options                                                116                 65
     Dividends paid                                                                                 (732)              (601)
     Payments to acquire treasury stock                                                             (236)              (754)
     Stock purchased by ESOP                                                                           -                (44)
                                                                                             ------------        -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                24,821              1,077
                                                                                             ------------        -----------

Net (decrease) increase in cash equivalents                                                       (5,415)               582
Cash equivalents at beginning of period                                                           15,479             13,326
                                                                                             ------------        -----------
Cash equivalents at end of period                                                                $10,064           $ 13,908
                                                                                             ============        ===========





Continued

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, (Continued)
         For the three months ended March 31, 2002 and 2001 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                             -------------------------------
                                                                                                2002                2001
                                                                                             ------------        -----------

SUPPLEMENTAL INFORMATION:

     Interest paid                                                                              $ 13,688           $ 16,307
     Income taxes paid                                                                               572                375

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Transfers from loans receivable to real estate acquired
            through foreclosure                                                                        -                  -
         Dividends declared but not paid                                                             731                594










See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank, F.S.B. (ESB or the Bank), PennFirst Financial Services, Inc., PennFirst Capital Trust I, THF, Inc., ESB Financial Services, Inc. (EFS), AMSCO, Inc. (AMSCO) and PennFirst Financial Advisory Services, Inc.

         AMSCO is engaged in real estate development, property management and condominium projects independently or in conjunction with its joint ventures. Three of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and reflected within the balance sheet as real estate held for investment and related operating income and expenses reflected within other non interest income or expense. The Bank loans to AMSCO and related interest have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001, as contained in the 2001 Annual Report to Shareholders.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current year's reporting format.

2.       OPERATING SEGMENTS

         An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by management. At March 31, 2002, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company's operations are principally in the savings and loan industry. Consistent with internal reporting, the Company's operations are reported in one operating segment, which is community banking.

3.       SECURITIES

         The Company's securities available for sale portfolio is summarized as follows:


-------------------------------------------------------------------------------------------------------------------

         (Dollar amounts in thousands)                Amortized       Unrealized       Unrealized         Fair
                                                        cost             gains           losses           value
-------------------------------------------------------------------------------------------------------------------

         AVAILABLE FOR SALE:
         -------------------
             AS OF MARCH 31, 2002:
                 Trust preferred securities            $   1,967          $    13        $    (83)       $   1,897
                 U.S. Government securities                5,975              130               -            6,105
                 Municipal securities                     88,116            1,410            (516)          89,010
                 Equity securities                         1,600              124             (60)           1,664
                 Corporate bonds                         116,320            1,325          (5,621)         112,024
                 Mortgage-backed securities              469,194            5,255          (1,694)         472,755
                                                     ------------     ------------     -----------     ------------
                                                       $ 683,172          $ 8,257        $ (7,974)       $ 683,455
                                                     ============     ============     ===========     ============
             AS OF DECEMBER 31, 2001:
                 Trust preferred securities            $   1,967          $     -        $    (17)       $   1,950
                 U.S. Government securities                5,975              318               -            6,293
                 Municipal securities                     87,648              964            (680)          87,932
                 Equity securities                         2,360              144            (253)           2,251
                 Corporate bonds                         116,325            1,974          (3,839)         114,460
                 Mortgage-backed securities              422,540            5,447            (591)         427,396
                                                     ------------     ------------     -----------     ------------
                                                       $ 636,815          $ 8,847        $ (5,380)       $ 640,282
                                                     ============     ============     ===========     ============
-------------------------------------------------------------------------------------------------------------------


4.       LOANS RECEIVABLE

         The Company's loans receivable as of the respective dates are summarized as follows:

---------------------------------------------------------------------------------------------------------------------

                                                                     MARCH 31,                           DECEMBER 31,
         (Dollar amounts in thousands)                                 2002                                 2001
---------------------------------------------------------------------------------------------------------------------

         MORTGAGE LOANS:
           Residential - single family                               $    323,505                         $    337,896
           Residential - multi family                                      29,102                               29,154
           Commercial real estate                                          54,264                               48,869
           Construction                                                    43,222                               46,073
                                                                      -----------                         ------------
                                                                          450,093                              461,992
         OTHER LOANS:
           Consumer loans                                                  63,180                               65,815
           Commercial business                                             13,927                               15,264
                                                                      -----------                         ------------
                                                                          527,200                              543,071
         LESS:
           Allowance for loan losses                                        5,152                                5,147
           Deferred loan fees and net discounts                               467                                  483
           Loans in process                                                14,595                               14,309
                                                                      -----------                         ------------
                                                                      $   506,986                         $    523,132
                                                                      ===========                         ============
----------------------------------------------------------------------------------------------------------------------

5.       DEPOSITS

         The Company's deposits as of the respective dates are summarized as follows:

----------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)             MARCH 31, 2002             DECEMBER 31, 2001
                                             ----------------------------   ------------------------


         Type of accounts                        Amount            %             Amount          %
----------------------------------------------------------------------------------------------------

         Noninterest-bearing deposits          $  16,319          2.8%        $  16,126         2.7%
         NOW account deposits                     44,440          7.5%           43,592         7.4%
         Money Market deposits                    74,834         12.7%           72,706        12.3%
         Passbook account deposits                91,330         15.4%           85,765        14.5%
         Time deposits                           364,627         61.6%          373,810        63.1%
                                              -----------   -----------     ------------  -----------

                                               $ 591,550        100.0%        $ 591,999       100.0%
                                              ===========   ===========     ============  ===========

        Time deposits mature as follows:

        Within one year                        $ 247,287         41.8%        $ 263,091        44.4%
        After one year through two years          58,587          9.9%           80,348        13.6%
        After two years through three years       30,295          5.1%           17,292         2.9%
        Thereafter                                28,458          4.8%           13,079         2.2%
                                              -----------   -----------     ------------  -----------

                                               $ 364,627         61.6%        $ 373,810        63.1%
                                              ===========   ===========     ============  ===========
---------------------------------------------------------------------------------------------


6.       BORROWED FUNDS

         The Company's borrowed funds as of the respective dates are summarized as follows:


------------------------------------------------------------------------------------------------------------------

         (Dollar amounts in thousands)                                MARCH 31, 2002          DECEMBER 31, 2001
                                                                 -----------------------   -----------------------
                                                                  Weighted                  Weighted
                                                                average rate   Amount     average rate   Amount
------------------------------------------------------------------------------------------------------------------

         FHLB ADVANCES:
           Due within 12 months                                    5.33%     $ 192,287      5.14%      $ 171,051
           Due beyond 12 months but within 2 years                 6.26%       132,699      6.36%        157,699
           Due beyond 2 years but within 3 years                   5.05%        77,055      5.25%         77,055
           Due beyond 3 years but within 4 years                   4.95%        64,407      5.47%         23,885
           Due beyond 4 years but within 5 years                   5.43%        13,336      6.07%          1,816
           Due beyond 5 years                                      6.89%           180      6.69%          2,309
                                                                            -----------              ------------
                                                                               479,964                   433,815

         TREASURY TAX AND LOAN NOTE PAYABLE                        1.54%           161      1.64%            188
                                                                             -----------              ------------

                                                                             $ 480,125                 $ 434,003
                                                                             ===========              ============

         REPURCHASE AGREEMENTS:
           Due within 12 months                                    5.09%     $  88,640      5.19%       $ 98,040
           Due beyond 12 months but within 2 years                 7.30%        11,000      6.96%         10,600
           Due beyond 2 years but within 3 years                      -              -      7.30%         11,000
                                                                             -----------              ------------

                                                                              $ 99,640                 $ 119,640
                                                                             ===========              ============
------------------------------------------------------------------------------------------------------------------

         Included in the $480.0 million of FHLB advances, is approximately $65.5 million of convertible select advances. These advances are fixed to the call date. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. At the call date the advances may reset, at various spreads, to the three month London Interbank Offer Rate Index (LIBOR). Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company's position to pay off the advance and replace it with fixed-rate funding.

7.       NET INCOME PER SHARE

         The following table summarizes the Company's net income per share.

    --------------------------------------------------------------------------------------------------------
         (Amounts, except earnings per share, in thousands)
    --------------------------------------------------------------------------------------------------------
                                                                           Three Months      Three Months
                                                                              Ended              Ended
                                                                          March 31, 2002    March 31, 2001
                                                                         -----------------  ----------------

         Net income                                                               $ 2,111           $ 1,826

         Weighted-average common shares outstanding                                 7,011             6,807
                                                                         -----------------  ----------------

           BASIC EARNINGS PER SHARE                                               $  0.30           $  0.27
                                                                         =================  ================

         Weighted-average common shares outstanding                                 7,011             6,807

         Common stock equivalents due to effect of stock options                      168                83
                                                                         -----------------  ----------------

         Total weighted-average common shares and equivalents                       7,179             6,890

           DILUTED EARNINGS PER SHARE                                             $  0.29           $  0.27
                                                                         =================  ================

    --------------------------------------------------------------------------------------------------------


         The shares controlled by the ESOP 302,984 and 306,398 at March 31, 2002 and March 31, 2001 are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. Options to purchase 80,220 shares of common stock at $13.63 per share were outstanding as of March 31, 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options expire on June 16, 2008. Options to purchase 88,475 shares of common stock at $8.84 per share, 80,220 shares of common stock at $13.63 per share and 101,842 shares of common stock at $10.61 per share were outstanding as of March 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options expire on June 17, 2007, June 16, 2008 and June 15, 2009, respectively.


8.       OTHER COMPREHENSIVE INCOME

         Pursuant to Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income", is provided the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive income and related tax effects for the three months ended March 31 consists of:


    ------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)          2002                              2001
    ------------------------------------------------------------------------------------------------------

                                        Unrealized    Reclassification    Unrealized    Reclassification
                                           Loss          Adjustment          Gain          Adjustment
                                       -------------  -----------------  -------------- ------------------

         Before tax amount                 $ (3,479)             $ 295         $ 7,460              $ (47)

         Tax (expense) benefit                1,183               (100)         (2,536)                16
                                       -------------  -----------------  -------------- ------------------

         After tax amount                  $ (2,296)             $ 195         $ 4,924              $ (31)
                                       =============  =================  ============== ==================

    ------------------------------------------------------------------------------------------------------

         Total comprehensive income for the three months ended March 31, 2002 and 2001 was $10,000 and $6.7 million, respectively.





9.       EFFECT OF RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         On January 1, 2002, the Company adopted FAS 142 "Goodwill and Other Intangible Assets". FAS 142 requires that goodwill and other indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. The Company has determined that if FAS 142 had been in effect for the quarter ended March 31, 2001, the comparative results would have been:


         --------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands,except share data)
         --------------------------------------------------------------------------------------------------------------

                                                                          Three Months                  Three Months
                                                                              Ended                         Ended
                                                                          March 31,2002                 March 31,2001
                                                                         ----------------              ----------------

         Reported net income                                                     $ 2,111                      $  1,826
         Add back: Goodwill amortization                                               -                           184
                                                                         ----------------              ----------------
         Adjusted net income                                                     $ 2,111                      $  2,010
                                                                         ================              ================

         Basic earnings per share:
           Reported earnings per share                                           $ 0.30                       $  0.27
           Goodwill amortization                                                      -                          0.03
                                                                         ----------------              ----------------
           Adjusted earnings per share                                           $ 0.30                       $  0.30
                                                                         ================              ================

         Diluted earnings per share:
           Reported earnings per share                                           $ 0.29                       $  0.27
           Goodwill amortization                                                      -                          0.02
                                                                         ----------------              ----------------
           Adjusted earnings per share                                           $ 0.29                       $  0.29
                                                                         ================              ================

         --------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

CHANGES IN FINANCIAL CONDITION

GENERAL. The Company's total assets increased by $31.0 million or 2.5% to $1.3 billion at March 31, 2002. Securities, Federal Home Loan Bank (FHLB) stock, real estate held for investment, prepaid expenses and other assets and bank owned life insurance increased $43.2 million, $2.2 million, $6.6 million, $573,000 and $297,000, respectively. These increases were partially offset by decreases in cash and cash equivalents, net loans receivable, accrued interest receivable and premises and equipment of $5.4 million, $16.1 million, $392,000, and $69,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $31.6 million or 2.7% and a decrease in stockholders' equity of $630,000 or 0.8%. The increase in total liabilities was primarily the result of increases in borrowed funds, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $46.1 million, $723,000 and $5.0 million, respectively. These increases were partially offset by decreases in deposits and repurchase agreements of $449,000 and $20.0 million, respectively. The decrease in stockholders' equity was the result of a decrease in accumulated other comprehensive income of $2.1 million and an increase in treasury stock of $71,000, partially offset by increases in retained earnings of $1.3 million and a decrease in unearned Employee Stock Ownership Plan (ESOP) shares of $143,000.

CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $5.4 million or 35.0% to $10.1 million at March 31, 2002 from $15.5 million at December 31, 2001. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

SECURITIES. The Company's securities portfolio increased by $43.2 million or 6.7% to $683.5 million at March 31, 2002 from $640.3 million at December 31, 2001. During the quarter ended March 31, 2002, the Company recorded purchases of available for sale securities of $122.6 million, consisting of purchases of mortgage-backed securities of $103.9 million, corporate bonds of $9.2 million and municipal bonds of $9.5 million. Partially offsetting the purchases of securities were sales of available for sale securities of $31.1 million, consisting of sales of municipal bonds of $8.0 million, mortgage-backed securities of $13.0 million, corporate bonds of $9.2 million and equity securities of $602,000 and repayments and maturities of securities of $45.0 million, during the three months ended March 31, 2002.

REAL ESTATE HELD FOR INVESTMENT. The Company's real estate held for investment increased $6.6 million or 93.0% to $14.0 million at March 31, 2002, as a result of increased activity in the joint ventures in which the Company has a 51% ownership.

LOANS RECEIVABLE. Net loans receivable decreased $16.1 million or 3.1% to $507.0 million at March 31, 2002 from $523.1 million at December 31, 2001. This decrease was the result of decreases in mortgage loans of $11.9 million or 2.6% and other loans of $4.0 million or 4.9%, partially offset by an increase in allowance for loan losses, deferred loan fees and loans in process of $275,000 or 1.4%, during the three months ended March 31, 2002.

NON-PERFORMING ASSETS. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.9 million or 0.30% and $4.1 million or 0.32% of total assets at March 31, 2002 and December 31, 2001, respectively.

DEPOSITS. Total deposits decreased $449,000 or 0.1% to $591.6 million at March 31, 2002 from $592.0 million at December 31, 2001. Non-interest bearing deposits and interest-bearing demand deposit accounts increased $193,000 and $8.5 million, respectively, while time deposits decreased $9.2 million, during the three months ended March 31, 2002.

BORROWED FUNDS AND REPURCHASE AGREEMENTS. Borrowed funds and repurchase agreements increased a combined $26.1 million or 4.7% to $579.8 million at March 31, 2002 from $553.6 million at December 31, 2001. FHLB advances increased $46.1 million or 10.6% while repurchase agreement borrowings decreased $20.0 million or 16.7% during the three months ended March 31, 2002.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased $630,000 to $79.3 million at March 31, 2002 from $79.9 million at December 31, 2001. The decrease in stockholders' equity was the result of a decrease in accumulated other comprehensive income of $2.1 million and an increase in treasury stock of $71,000, partially offset by increases in retained earnings of $1.3 million and a decrease in unearned ESOP shares of $143,000. The decrease to accumulated other comprehensive income is a result of the market value adjustment to the Company's securities available for sale portfolio.


RESULTS OF OPERATIONS

GENERAL. The Company recorded net income of $2.1 million for the three months ended March 31, 2002, as compared to net income of $1.8 million for the same period in the prior year. The $285,000 or 15.6% increase in net income for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, was primarily attributable to increases in net interest income and non interest income of $480,000 and $297,000, respectively, partially offset by increases in non interest expense and provision for income taxes of $421,000 and $64,000, respectively. The quarter ended March 31, 2002 reflects the adoption of FAS 142 on January 1, 2002, whereby goodwill is no longer amortized but will be subject to annual impairment tests. Net income for the quarter ended March 31, 2001 would have been $2.0 million, excluding the goodwill amortization of $184,000. On a fully comparative basis without goodwill amortization, the current period net income increased 5.0%.

NET INTEREST INCOME. Net interest income increased $480,000 or 9.5% to $5.5 million for the three months ended March 31, 2002, compared to $5.0 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.1 million, partially offset by a decrease in interest income of $1.7 million.

INTEREST INCOME. Interest income decreased $1.7 million or 8.1% to $18.8 million for the three months ended March 31, 2002, compared to $20.4 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, securities, FHLB stock and cash equivalents of $562,000, $931,000, $110,000 and $47,000, respectively.

Interest earned on loans receivable decreased $562,000 or 5.6% to $9.5 million for the quarter ended March 31, 2002, compared to $10.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable to 7.28%, compared to 7.72% for the same period in the prior year. Partially offsetting the decline in yield was an increase in the average balance of loans receivable of $785,000 or 0.2% to $521.3 million for the three months ended March 31, 2002, as compared to $520.5 million for the same period in the prior year.

Interest earned on securities decreased $931,000 or 9.3% to $9.0 million for the three months ended March 31, 2002, compared to $10.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the tax equivalent yield on securities to 5.91% for the three months ended March 31, 2002, compared to 7.05% for the same period in the prior year. This decrease was partially offset by an increase in the average balance of securities held of $50.8 million or 8.5% to $651.4 million for the three months ended March 31, 2002, compared to $600.6 million for the same period in the prior year.

INTEREST EXPENSE. Interest expense decreased $2.1 million or 13.8% to $13.3 million for the three months ended March 31, 2002, compared to $15.4 million for the same period in the prior year. This decrease in interest expense was primarily attributed to decreases in interest incurred on deposits and FHLB advances and repurchase agreements of $893,000 and $1.2 million, respectively.

Interest incurred on deposits decreased $893,000 or 15.2% to $5.0 million for the three months ended March 31, 2002, compared to $5.9 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits of 119 basis points to 3.54% for the quarter ended March 31, 2002, compared to 4.73% for the same period in the prior year. The decrease in the cost of interest-bearing deposits was partially offset by an increase in the average balance of interest-bearing deposits of $67.7 million to $572.3 million for the three months ended March 31, 2002, compared to $504.7 million for the same period in the prior year.

Interest incurred on borrowed funds and repurchase agreements decreased $1.2 million or 13.8% to $7.7 million for the three months ended March 31, 2002, compared to $9.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds of 68 basis points to 5.54% for the three months ended March 31, 2002, compared to 6.22% for the same period in the prior year. In addition to the decrease in the cost of funds was a decrease in the average balance of borrowed funds of $18.4 million or 3.2% to $557.4 million for the three months ended March 31, 2002, compared to $575.7 million for the same period in the prior year.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $7,000 to $13,000 at March 31, 2002, compared to $6,000 for the same period in the prior year. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at March 31, 2002 and December 31, 2001 amounted to $5.2 million or 0.98% and $5.1 million or 0.95%, respectively, of the Company's total loan portfolio. The Company's allowance for losses on loans as a percentage of non-performing loans was 221.59% and 205.72% at March 31, 2002 and December 31, 2001, respectively.

NONINTEREST INCOME. Noninterest income increased $297,000 or 38.4% to $1.1 million for the three months ended March 31, 2002 compared to $773,000 for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges, net realized gain on sale of securities available for sale and an increase in the cash surrender value of the bank owned life insurance of $99,000, $122,000 and $75,000, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $421,000 or 11.6% to $4.1 million for the three months ended March 31, 2002 from $3.6 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $276,000, $27,000, $66,000 and $52,000, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $64,000 or 18.7% to $407,000 for the three months ended March 31, 2002, from $343,000 for the same period in the prior year. This increase was attributable to an increase in pre-tax income of $349,000 or 16.1% for the three months ended March 31, 2002 compared to the same period in the prior year.

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


-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               THREE MONTHS ENDED MARCH 31,

                                                                   2002                                      2001
                                                  ---------------------------------------   ---------------------------------------
                                                    AVERAGE                    YIELD /        AVERAGE                    YIELD /
                                                    BALANCE       INTEREST       RATE         BALANCE       INTEREST       RATE
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $   506,010      $  7,491       5.92%     $   457,365      $  7,845       6.86%
    Taxable corporate bonds available for sale          57,239           401       2.80%     $    53,349         $ 912       6.84%
    Tax-exempt securities available for sale            88,142         1,737       7.88%          89,888         1,836       8.17%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       651,391         9,629       5.91%         600,602        10,593       7.05%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    Mortgage loans                                     442,877         8,088       7.30%         440,750         8,410       7.63%
    Other loans                                         78,402         1,378       7.13%          79,744         1,618       8.23%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       521,279         9,466       7.28%         520,494        10,028       7.72%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    Cash equivalents                                     9,251            34       1.47%           7,902            81       4.10%
    FHLB stock                                          22,118           244       4.41%          19,921           354       7.11%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                        31,369           278       3.54%          27,823           435       6.25%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    TOTAL INTEREST-EARNING ASSETS                    1,204,039        19,373       6.44%       1,148,919        21,056       7.34%
    Other noninterest-earning assets                    61,301             -           -          48,858             -           -
                                                  ------------- ------------- -----------   ------------- ------------- -----------

        Total assets                               $ 1,265,340      $ 19,373       6.13%     $ 1,197,777      $ 21,056       7.04%
                                                  ============= ============= ===========   ============= ============= ===========

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits               $   204,307      $    797       1.58%     $   176,245      $  1,029       2.37%
    Time deposits                                      368,006         4,192       4.62%         328,411         4,853       5.99%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       572,313         4,989       3.54%         504,656         5,882       4.73%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    Borrowed Funds                                     440,900         6,141       5.57%         389,162         6,097       6.37%
    Repurchase agreements                              116,470         1,581       5.43%         186,574         2,862       6.14%
                                                  ------------- ------------- -----------   ------------- ------------- -----------
                                                       557,370         7,722       5.54%         575,736         8,959       6.22%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    Preferred securities                                24,164           557       9.22%          24,121           557       9.24%
                                                  ------------- ------------- -----------   ------------- ------------- -----------

    TOTAL INTEREST-BEARING LIABILITIES               1,153,847        13,268       4.62%       1,104,513        15,398       5.61%
    Noninterest-bearing demand deposits                 20,302             -           -          14,483             -           -
    Other noninterest-bearing liabilities               10,145             -           -           7,085             -           -
                                                  ------------- ------------- -----------   ------------- ------------- -----------

        Total liabilities                            1,184,294        13,268       4.50%       1,126,081        15,398       5.50%
        Stockholders' equity                            81,046             -           -          71,696             -           -
                                                  ------------- ------------- -----------   ------------- ------------- -----------

        Total liabilities and equity               $ 1,265,340      $ 13,268       4.22%     $ 1,197,777      $ 15,398       5.17%
                                                  ============= ============= ===========   ============= ============= ===========

NET INTEREST INCOME                                                 $  6,105                                  $  5,658
                                                                =============                             =============

INTEREST RATE SPREAD (difference between
    weighted average rate on interest-earning
    assets and interest-bearing liabilities)                                       1.82%                                     1.73%
                                                                              ===========                               ===========
NET INTEREST MARGIN (net interest
    income as a percentage of average
    interest-earning assets)                                                       2.03%                                     1.97%
                                                                              ===========                               ===========

-----------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2002 and 2001, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.


-----------------------------------------------------------------------------------------------------------------------------
 (Dollar amounts in thousands)                                                               2002 VERSUS 2001

                                                                                        INCREASE (DECREASE) DUE TO
                                                                             ------------------------------------------------
                                                                               VOLUME             RATE              TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Securities                                                                    $ 846          $ (1,810)           $  (964)
    Loans                                                                            15              (577)              (562)
    Cash equivalents                                                                 12               (59)               (47)
    FHLB stock                                                                       36              (146)              (110)
                                                                             -----------        ----------        -----------

    Total interest-earning assets                                                   909            (2,592)            (1,683)
                                                                             -----------        ----------        -----------

 INTEREST EXPENSE:
    Deposits                                                                        720            (1,613)              (893)
    FHLB advances                                                                   762              (718)                44
    Repurchase agreements                                                          (981)             (300)            (1,281)
    Preferred securities                                                              1                (1)                 -
                                                                             -----------        ----------        -----------

    Total interest-bearing liabilities                                              502            (2,632)            (2,130)
                                                                             -----------        ----------        -----------

 NET INTEREST INCOME                                                              $ 407          $     40            $   447
                                                                             ===========        ==========        ===========
-----------------------------------------------------------------------------------------------------------------------------


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

The Company's Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and the Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; and (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.

As of March 31, 2002, the implementation of these asset and liability initiatives resulted in the following: (i) $215.7 million or 40.9% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $124.7 million or 36.3% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $186.1 million or 39.4% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2002, the Company's interest-earning assets maturing or repricing within one year totaled $462.1 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $521.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $59.8 million or a negative 4.7% of total assets. At March 31, 2002, the percentage of the Company's assets to liabilities maturing or repricing within one year was 88.5%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and deposit decay assumptions under various interest rate scenarios. At March 31, 2002, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 1.54% over such 24-month period. At March 31, 2001, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income was projected to increase by approximately 1.5% over such 24-month period.

LIQUIDITY

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 2002, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund the loan commitments. As of such date, the Company had outstanding loan commitments totaling $25.4 million, unused lines of credit totaling $41.0 million and $14.6 million of undisbursed loans in process.

At March 31, 2002, certificates of deposit amounted to $364.6 million or 61.6% of the Company's total consolidated deposits, including $247.3 million which were scheduled to mature by March 31, 2003. At the same date, the total amount of FHLB advances and repurchase agreements, which were scheduled to mature by March 31, 2003, was $280.9 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2003 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 2002, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.2%, 6.2%and 12.7% respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2001 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2002. Management believes there have been no material changes in the Company's market risk since December 31, 2001.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)     None

(b) Form 8-K - The Company filed a Form 8-K dated March 20, 2002 to report a $0.10 per share quarterly cash dividend payable on April 25, 2002 to stockholders of record at the close of business on March 29, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  May 15, 2002                By:      /s/ Charlotte A. Zuschlag
                                   --------------------------------------------
                                   Charlotte A. Zuschlag
                                   President and Chief Executive Officer

Date:  May 15, 2002                By:      /s/ Charles P. Evanoski
                                   --------------------------------------------
                                   Charles P. Evanoski
                                   Group Senior Vice President and
                                   Chief Financial Officer