Form 10-Q
period 2002-06-30
ESB FINANCIAL CORP
filed 2002-08-14
CIK 872835

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended: JUNE 30, 2002

                         Commission File Number: 0-19345

                            ESB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                                          25-1659846
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

600 LAWRENCE AVENUE, ELLWOOD CITY, PA                                      16117
(Address of principal executive offices)                              (Zip Code)

                                 (724) 758-5584
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

       Number of shares of common stock outstanding as of July 31, 2002:

COMMON STOCK, $0.01 PAR VALUE                                   7,322,058 SHARES
         (Class)                                                  (Outstanding)

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Financial Condition
        as of June 30, 2002 (Unaudited) and December 31, 2001 .............    1

        Consolidated Statements of Operations for the three
        and six months ended June 30, 2002 and 2001 (Unaudited) ...........    2

        Consolidated Statement of Changes in Stockholders' Equity
        for the six months ended June 30, 2002 (Unaudited) ................    3

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 2002 and 2001 (Unaudited) ...................    4

        Notes to Consolidated Financial Statements ........................    6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations ..................   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   20

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   21

Item 2. Changes in Securities .............................................   21

Item 3. Defaults Upon Senior Securities ...................................   21

Item 4. Submission of Matters to a Vote of Security Holders ...............   21

Item 5. Other Information .................................................   21

Item 6. Exhibits and Reports on Form 8-K ..................................   21

        Signatures ........................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
              As of June 30, 2002 (Unaudited) and December 31, 2001
                          (Dollar amounts in thousands)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2002              2001
                                                                             (Unaudited)
                                                                             -----------       ------------
                                       ASSETS

Cash on hand and in banks                                                    $     3,398       $     4,135
Interest-earning deposits                                                         12,372             9,489
Federal funds sold                                                                 3,471             1,855
Securities available for sale; cost of $847,914 and $636,815                     859,225           640,282
Loans receivable, net of allowance for loan losses of $4,170 and $5,147          333,806           523,132
Accrued interest receivable                                                        8,633             8,219
Federal Home Loan Bank (FHLB) stock                                               25,004            21,889
Premises and equipment, net                                                        9,627             9,883
Real estate acquired through foreclosure, net                                      1,112             1,590
Real estate held for investment                                                   13,870             7,253
Goodwill                                                                           7,127             7,127
Intangible assets                                                                  1,983               897
Prepaid expenses and other assets                                                  1,911             4,793
Bank owned life insurance                                                         23,121            22,524
                                                                             -----------       -----------

             TOTAL ASSETS                                                    $ 1,304,660       $ 1,263,068
                                                                             ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Deposits                                                                $   614,324       $   591,999
     Borrowed funds                                                              462,449           434,003
     Repurchase agreements                                                        99,640           119,640
     Guaranteed preferred beneficial interest in subordinated debt, net           24,181            24,159
     Advance payments by borrowers for taxes and insurance                         2,507             4,058
     Accrued expenses and other liabilities                                       13,281             9,306
                                                                             -----------       -----------

         TOTAL LIABILITIES                                                     1,216,382         1,183,165
                                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                  --                --
     Common stock, $.01 par value, 30,000,000 shares authorized;
         7,706,580 and 7,706,580 shares issued;
         7,323,019 and 7,320,388 shares outstanding                                   77                77
     Additional paid-in capital                                                   58,031            57,906
     Treasury stock, at cost; 383,561 and 386,192 shares                          (4,274)           (4,318)
     Unearned Employee Stock Ownership Plan (ESOP) shares                         (2,627)           (2,912)
     Unvested shares held by Management Recognition Plan (MRP)                      (240)             (255)
     Retained earnings                                                            29,846            27,117
     Accumulated other comprehensive income, net                                   7,465             2,288
                                                                             -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                               88,278            79,903
                                                                             -----------       -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,304,660       $ 1,263,068
                                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
     For the three and six months ended June 30, 2002 and 2001 (Unaudited)
                (Dollar amounts in thousands, except share data)

                                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                 JUNE 30,                 JUNE 30,
                                                                          ---------------------     ---------------------
                                                                            2002         2001         2002         2001
                                                                          --------     --------     --------     --------
Interest income:
    Loans receivable                                                      $  8,460     $ 10,136     $ 17,926     $ 20,165
    Securities available for sale                                           10,062        9,677       19,100       19,646
    FHLB stock                                                                 197          328          440          682
    Deposits with banks and federal funds sold                                  31           84           65          164
                                                                          --------     --------     --------     --------
        TOTAL INTEREST INCOME                                               18,750       20,225       37,531       40,657
                                                                          --------     --------     --------     --------

INTEREST EXPENSE:
    Deposits                                                                 4,656        5,747        9,645       11,628
    Borrowed funds and repurchase agreements                                 7,903        8,964       15,625       17,924
    Guaranteed preferred beneficial interest in subordinated debt              557          556        1,113        1,113
                                                                          --------     --------     --------     --------
        TOTAL INTEREST EXPENSE                                              13,116       15,267       26,383       30,665
                                                                          --------     --------     --------     --------

NET INTEREST INCOME                                                          5,634        4,958       11,148        9,992
    (Recovery of) provision for loan losses                                   (489)          33         (477)          39
                                                                          --------     --------     --------     --------

NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES            6,123        4,925       11,625        9,953
                                                                          --------     --------     --------     --------

NONINTEREST INCOME:
    Fees and service charges                                                   447          404          881          816
    Net gain on sale of loans                                                  546           25          634           36
    Net realized (loss) gain on sales of securities available for sale          --          (25)         125          (22)
    Increase of cash surrender value of bank owned life insurance              300          281          597          502
    Other                                                                      338          162          465          288
                                                                          --------     --------     --------     --------
        TOTAL NONINTEREST INCOME                                             1,631          847        2,702        1,620
                                                                          --------     --------     --------     --------

NONINTEREST EXPENSE:
    Compensation and employee benefits                                       2,423        2,245        4,756        4,301
    Premises and equipment                                                     568          540        1,158        1,105
    Federal deposit insurance premiums                                          26           23           52           49
    Data processing                                                            190          136          377          256
    Loss on real estate acquired through foreclosure                           470           --          470           --
    Other                                                                    1,183          829        2,102        1,693
                                                                          --------     --------     --------     --------
        TOTAL NONINTEREST EXPENSE                                            4,860        3,773        8,915        7,404
                                                                          --------     --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     2,894        1,999        5,412        4,169
    Provision for income taxes                                                 546          282          953          626
                                                                          --------     --------     --------     --------

NET INCOME                                                                $  2,348     $  1,717     $  4,459     $  3,543
                                                                          ========     ========     ========     ========

NET INCOME PER SHARE:

        Basic                                                             $   0.33     $   0.25     $   0.63     $   0.52
        Diluted                                                           $   0.32     $   0.25     $   0.62     $   0.51

See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
               For the six months ended June 30, 2002 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                           ADDITIONAL              UNEARNED    UNVESTED               COMPREHENSIVE        TOTAL
                                COMMON      PAID-IN    TREASURY      ESOP         MRP      RETAINED    INCOME (LOSS)   STOCKHOLDERS'
                                 STOCK      CAPITAL      STOCK      SHARES      SHARES     EARNINGS     NET OF TAX        EQUITY
                               --------    ----------  --------    --------    --------    --------   --------------   -------------
BALANCE AT DECEMBER 31, 2001   $     77    $ 57,906    $ (4,318)   $ (2,912)   $   (255)   $ 27,117      $  2,288        $ 79,903

Comprehensive income:
    Net income                       --          --          --          --          --       4,459            --           4,459
    Other comprehensive
      income, net                    --          --          --          --          --          --         5,372           5,372
    Reclassification
      adjustment                     --          --          --          --          --          --          (195)           (195)
                               --------    --------    --------    --------    --------    --------      --------        --------
Total comprehensive income           --          --          --          --          --       4,459         5,177           9,636
Cash dividends at $0.20 per
    share                            --          --          --          --          --      (1,403)           --          (1,403)
Purchase of treasury stock,
    at cost (43,531 shares)          --          --        (511)         --          --          --            --            (511)
Reissuance of treasury stock
    for stock option
    exercises                        --          44         555          --          --        (327)           --             272
Principal payments on ESOP
    debt                             --          81          --         285          --          --            --             366
Accrued compensation expense
    MRP                              --          --          --          --          15          --            --              15
                               --------    --------    --------    --------    --------    --------      --------        --------
BALANCE AT JUNE 30, 2002       $     77    $ 58,031    $ (4,274)   $ (2,627)   $   (240)   $ 29,846      $  7,465        $ 88,278
                               ========    ========    ========    ========    ========    ========      ========        ========

See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          For the six months ended June 30, 2002 and 2001 (Unaudited)
                         (Dollar amounts in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                    2002            2001
                                                                                 ---------       ---------
Operating activities:
      Net income                                                                 $   4,459       $   3,543
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
          ACTIVITIES:
              Depreciation and amortization for premises and equipment                 463             422
              (Recovery of) provision for  losses and loss on REO                       (7)             42
              Amortization (accretion) of premiums/discounts                           617            (438)
              Origination of loans available for sale                               (8,120)         (6,455)
              Proceeds from sale of loans available for sale                        42,724           6,490
              Net (gain) loss on sales of securities available for sale               (125)             22
              Amortization of intangible assets                                        119               4
              Amortization of goodwill                                                  --             368
              Compensation expense on ESOP and MRP                                     382             332
              (Increase) decrease in accrued interest receivable                      (414)              5
              Increase in prepaid expenses and other assets                            (46)         (2,391)
              Increase in accrued expenses and other liabilities                     3,827           1,753
              Other                                                                 (2,509)            (61)
                                                                                 ---------       ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 41,370           3,636
                                                                                 ---------       ---------
INVESTING ACTIVITIES:
      Loans originated and purchased                                               (72,808)        (77,917)
      Purchases of:
              Securities available for sale                                       (189,782)        (84,041)
              FHLB stock                                                            (3,115)         (1,244)
              Fixed assets                                                            (212)           (311)
              Bank owned life insurance                                                 --          (3,500)
      Principal repayments of:
              Loans receivable                                                      93,412          63,909
              Securities available for sale                                         81,476          56,104
      Proceeds from sale of:
              Securities available for sale                                         31,060          33,552
              REO                                                                       --             317
      Additions to real estate held for investment                                  (6,470)             --
      Net effect of securitization                                                    (249)             --
                                                                                 ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                                    (66,688)        (13,131)
                                                                                 ---------       ---------
FINANCING ACTIVITIES:
      Net increase in deposits                                                      22,325          21,492
      Proceeds from long-term borrowings                                           120,000          39,522
      Repayments of long-term borrowings                                           (62,935)        (55,666)
      Net (decrease) increase in short-term borrowings                             (48,619)          4,753
      Proceeds received from exercise of stock options                                 282             137
      Dividends paid                                                                (1,463)         (1,195)
      Payments to acquire treasury stock                                              (510)           (985)
      Stock purchased by ESOP                                                           --             (44)
                                                                                 ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                 29,080           8,014
                                                                                 ---------       ---------
Net increase (decrease) in cash equivalents                                          3,762          (1,481)
Cash equivalents at beginning of period                                             15,479          13,326
                                                                                 ---------       ---------
Cash equivalents at end of period                                                $  19,241       $  11,845
                                                                                 =========       =========

Continued.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, (Continued)
           For the six months ended June 30, 2002 and 2001 (Unaudited)
                          (Dollar amounts in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                    2002            2001
                                                                                 ---------       ---------
SUPPLEMENTAL INFORMATION:

      Interest paid                                                              $  26,041       $  32,495
      Income taxes paid                                                              1,451             725
      Non-cash transactions:

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

          Transfers from loans receivable to real estate acquired
              through foreclosure                                                        0             244
          Dividends declared but not paid                                              732             713
          Securitization of 1-4 family mortgage loans                              135,310

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

      AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Three of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and reflected within the balance sheet as real estate held for investment and related operating income and expenses reflected within other non interest income or expense. The Bank loans to AMSCO and related interest have been eliminated in consolidation.

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

      The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current period's reporting format.

2.    OPERATING SEGMENTS

      An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management and for which discreet financial information is available. At June 30, 2002, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company's operations are principally in the savings and loan industry. Consistent with internal reporting, the Company's operations are reported in one operating segment, which is community banking.

3.    WHOLE LOAN SALE AND SECURITIZATION

      During the second quarter of 2002, the Company completed a whole loan sale of a portion of the Bank's 1-4 family mortgage loan portfolio. The Company recognized a gain on the sale of these loans which is classified as part of the proceeds from loans available for sale. The Company retained servicing on these loans, which resulted in the recording of a servicing asset in the amount of $265,000. In addition to the whole loan sale, the Company also securitized 1-4 family mortgages loans with Freddie Mac totaling approximately $134.3 million, during the second quarter. The Company retained the servicing rights in the securitized loans, all of which were retained in the securities available for sale portfolio, and recorded a servicing asset of approximately $941,000. The servicing asset was valued by a consulting firm using current industry standards for estimates on prepayments and internal rate of return.

4.    SECURITIES

      The Company's securities available for sale portfolio is summarized as follows:

      (Dollar amounts in thousands)          Amortized     Unrealized       Unrealized        Fair
                                               cost           gains           losses          value
                                             ---------     ----------       ----------      ---------
         AS OF JUNE 30, 2002:
             Trust Preferred securities      $   1,967      $      12       $     (90)      $   1,889
             U.S. Government securities          5,976            234              --           6,210
             Municipal securities               91,186          1,998            (199)         92,985
             Equity securities                   1,600            180            (154)          1,626
             Corporate Bonds                   116,298          1,317          (4,894)        112,721
             Mortgage-backed securities        630,887         13,154            (247)        643,794
                                             ---------      ---------       ---------       ---------
                                             $ 847,914      $  16,895       $  (5,584)      $ 859,225
                                             =========      =========       =========       =========
         AS OF DECEMBER 31, 2001:
             Trust Preferred securities      $   1,967      $      --       $     (17)      $   1,950
             U.S. Government securities          5,975            318              --           6,293
             Municipal securities               87,648            964            (680)         87,932
             Equity securities                   2,360            144            (253)          2,251
             Corporate Bonds                   116,325          1,974          (3,839)        114,460
             Mortgage-backed securities        422,540          5,447            (591)        427,396
                                             ---------      ---------       ---------       ---------
                                             $ 636,815      $   8,847       $  (5,380)      $ 640,282
                                             =========      =========       =========       =========

5.    LOANS RECEIVABLE

      The Company's loans receivable as of the respective dates are summarized as follows:

                                                     JUNE 30,    DECEMBER 31,
      (Dollar amounts in thousands)                    2002          2001
                                                     --------    ------------
      MORTGAGE LOANS:
           Residential - single family               $153,263      $337,896
           Residential - multi family                  31,646        29,154
           Commercial real estate                      49,537        48,869
           Construction                                46,085        46,073
                                                     --------      --------
                                                      280,531       461,992
      OTHER LOANS:
           Consumer loans                              61,233        65,815
           Commercial business                         12,508        15,264
                                                     --------      --------
                                                      354,272       543,071
      LESS:
           Allowance for loan losses                    4,170         5,147
           Deferred loan fees and net discounts            55           483
           Loans in process                            16,241        14,309
                                                     --------      --------
                                                     $333,806      $523,132
                                                     ========      ========

6.    DEPOSITS

      The Company's deposits as of the respective dates are summarized as follows:

      (Dollar amounts in thousands)                JUNE 30, 2002            DECEMBER 31, 2001
                                                   -------------            -----------------

                 Type of accounts               Amount          %          Amount          %
                                               --------       -----       --------       -----
      Noninterest-bearing deposits             $ 20,297         3.3%      $ 16,126         2.7%
      NOW account deposits                       46,080         7.5%        43,592         7.4%
      Money Market deposits                      77,109        12.5%        72,706        12.3%
      Passbook account deposits                  93,854        15.3%        85,765        14.5%
      Time deposits                             376,984        61.4%       373,810        63.1%
                                               --------       -----       --------       -----

                                               $614,324       100.0%      $591,999       100.0%
                                               ========       =====       ========       =====

      Time deposits mature as follows:

      Within one year                          $248,771        40.5%      $263,091        44.4%
      After one year through two years           50,412         8.2%        80,348        13.6%
      After two years through three years        50,266         8.2%        17,292         2.9%
      Thereafter                                 27,535         4.5%        13,079         2.2%
                                               --------       -----       --------       -----

                                               $376,984        61.4%      $373,810        63.1%
                                               ========       =====       ========       =====

7.    BORROWED FUNDS

      The Company's borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)                                JUNE 30, 2002               DECEMBER 31, 2001
                                                             -------------               -----------------

                                                        Weighted                       Weighted
                                                      average rate       Amount      average rate       Amount
                                                      ------------      --------     ------------      --------
      FHLB ADVANCES:
          Due within 12 months                            5.83%         $155,700         5.14%         $171,051
          Due beyond 12 months but within 2 years         6.04%          111,699         6.36%          157,699
          Due beyond 2 years but within 3 years           4.94%           77,055         5.25%           77,055
          Due beyond 3 years but within 4 years           5.11%           74,907         5.47%           23,885
          Due beyond 4 years but within 5 years           4.88%           42,725         6.07%            1,816
          Due beyond 5 years                              6.90%              192         6.69%            2,309
                                                                        --------                       --------
                                                                         462,278                        433,815

      TREASURY TAX AND LOAN NOTE PAYABLE                  1.57%              171         1.64%              188
                                                                        --------                       --------

                                                                        $462,449                       $434,003
                                                                        ========                       ========

      REVERSE REPURCHASE AGREEMENTS:
          Due within 12 months                            5.07%         $ 88,640         5.19%         $ 98,040
          Due beyond 12 months but within 2 years         7.30%           11,000         6.96%           10,600
          Due beyond 2 years but within 3 years             --                --         7.30%           11,000
                                                                        --------                       --------

                                                                        $ 99,640                       $119,640
                                                                        ========                       ========

      Included in the $462.3 million of FHLB advances, is approximately $65.5 million of convertible select advances. These advances are fixed to the call date. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. At the call date the advances may reset, at various spreads, to the three month London Interbank Offer Rate Index (LIBOR). Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company's position to pay off the advance and replace it with fixed-rate funding.

8.    NET INCOME PER SHARE

      The following table summarizes the Company's net income per share.

      (Amounts, except earnings per share, in thousands)

                                                                     Three Months      Three Months
                                                                         Ended             Ended
                                                                     June 30, 2002     June 30, 2001
                                                                     -------------     -------------
      Net income                                                         $2,348            $1,717

      Weighted-average common shares outstanding                          7,036             6,778
                                                                         ------            ------

                BASIC EARNINGS PER SHARE                                 $ 0.33            $ 0.25
                                                                         ======            ======

      Weighted-average common shares outstanding                          7,036             6,778

      Common stock equivalents due to effect of stock options               206               221
                                                                         ------            ------

      Total weighted-average common shares and equivalents                7,242             6,999
                                                                         ------            ------

                DILUTED EARNINGS PER SHARE                               $ 0.32            $ 0.25
                                                                         ======            ======

                                                                      Six Months        Six Months
                                                                         Ended             Ended
                                                                     June 30, 2002     June 30, 2001
                                                                     -------------     -------------
      Net income                                                         $4,459            $3,543

      Weighted-average common shares outstanding                          7,024             6,792
                                                                         ------            ------

                BASIC EARNINGS PER SHARE                                 $ 0.63            $ 0.52
                                                                         ======            ======

      Weighted-average common shares outstanding                          7,024             6,792

      Common stock equivalents due to effect of stock options               187               152
                                                                         ------            ------

      Total weighted-average common shares and equivalents                7,211             6,944
                                                                         ------            ------

                DILUTED EARNINGS PER SHARE                               $ 0.62            $ 0.51
                                                                         ======            ======

      The shares controlled by the ESOP of 302,984 and 367,673 at June 30, 2002 and June 30, 2001, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. Options to purchase 80,220 shares of common stock at $13.63 per share, were outstanding as of June 30, 2002 and June 30, 2001, but were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2002 and June 30, 2001 because the options' exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

9.    COMPREHENSIVE INCOME

      In complying with FAS No. 130, "Reporting Comprehensive Income", the Company has developed the following table, which includes the tax effects of the components of other comprehensive income. Other comprehensive income consists of net unrealized gain on securities available for sale. Other comprehensive loss and related tax effects for the six months ended June 30, 2002 consists of:

      (Dollar amounts in thousands)                    2002                                        2001
                                        -----------------------------------         -----------------------------------
                                        Unrealized         Reclassification         Unrealized         Reclassification
                                          Gain                Adjustment               Gain               Adjustment
                                        ----------         ----------------         ----------         ----------------
      Before tax amount                  $ 8,139               $  (295)              $ 6,418               $   (47)

      Tax (expense) benefit               (2,767)                  100                (2,182)                   16
                                         -------               -------               -------               -------

      After tax amount                   $ 5,372               $  (195)              $ 4,236               $   (31)
                                         =======               =======               =======               =======

      For the six months ended June 30, 2002, total comprehensive income was $9.6 million and for the six months ended June 30, 2001, total comprehensive income was $7.7 million.

10.   EFFECT OF RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

      On January 1, 2002, the Company adopted Financial Accounting Standards No.142 (FAS 142) "Goodwill and Other Intangible Assets". FAS 142 requires that goodwill and other indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. The Company has determined that if FAS 142 had been in effect for the quarter and six months ended June 30, 2001, the comparative results would have been:



(Dollar amounts in thousands, except share data)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                          -----------------------     -----------------------
                                             2002          2001          2002          2001
                                          ---------     ---------     ---------     ---------
      Reported net income                 $   2,348     $   1,717     $   4,459     $   3,543
      Add back: Goodwill amortization            --           184            --           368
                                          ---------     ---------     ---------     ---------
      Adjusted net income                 $   2,348     $   1,901     $   4,459     $   3,911
                                          =========     =========     =========     =========

      Basic earnings per share:
        Reported earnings per share       $    0.33     $    0.25     $    0.63     $    0.52
        Goodwill amortization                    --          0.03            --          0.06
                                          ---------     ---------     ---------     ---------
        Adjusted earnings per share       $    0.33     $    0.28     $    0.63     $    0.58
                                          =========     =========     =========     =========

      Diluted earnings per share:
        Reported earnings per share       $    0.32     $    0.25     $    0.62     $    0.51
        Goodwill amortization                    --          0.03            --          0.05
                                          ---------     ---------     ---------     ---------
        Adjusted earnings per share       $    0.32     $    0.28     $    0.62     $    0.56
                                          =========     =========     =========     =========

      FAS 142 requires a transitional impairment test to be applied to all goodwill within the first six months after adoption. The Company has performed its transitional impairment test on its goodwill asset and has concluded that the recorded value of the Company's goodwill is not impaired as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

GENERAL. The Company's total assets increased by $41.6 million or 3.3% to $1.3 billion at June 30, 2002 from $1.3 billion at December 31, 2001. This net increase was primarily the result of increases to cash and cash equivalents, securities, accrued interest receivable, Federal Home Loan Bank (FHLB) stock, real estate held for investment, intangible assets and bank owned life insurance of $3.8 million, $218.9 million, $414,000, $3.1 million, $6.6 million, $1.1 million and $597,000, respectively. Partially offsetting these increases were decreases in loans receivable, premises and equipment, real estate acquired through foreclosure and prepaid expenses and other assets of $189.3 million, $256,000, $478,000 and $2.9 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $33.2 million or 2.8% and an increase in stockholders' equity of $8.4 million or 10.5%. The increase in total liabilities was the result of increases in deposits, borrowed funds and repurchase agreements and accrued expenses and other liabilities of $22.3 million, $8.4 million and $4.0 million, respectively. The increase in total liabilities was offset partially by a decrease in advance payments by borrowers for taxes and insurance of $1.6 million. The increase in stockholders' equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $125,000, $2.7 million and $5.2 million, respectively. Also contributing to the increase in stockholders' equity were decreases to treasury stock, unearned employee stock ownership plan (ESOP) shares and unvested shares held by the management recognition plan (MRP) of $44,000, $285,000 and $15,000, respectively.

CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and increased a combined $3.8 million or 24.3% to $19.2 million at June 30, 2002 from $15.5 million at December 31, 2001. Deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds typically increase these accounts.

SECURITIES. The Company's securities portfolio increased by $218.9 million or 34.2% to $859.2 million at June 30, 2002 from $640.3 million at December 31, 2001. During the six months ended June 30, 2002, the Company completed a securitization of a portion of the 1-4 family mortgage loan portfolio and retained the resulting securities in the available for sale portfolio. The securitization increased the available for sale mortgage-backed security portfolio by approximately $134.3 million. The Company also recorded purchases of available for sale securities of $189.8 million, consisting of purchases of mortgage-backed securities of $168.1 million, municipal bonds of $12.5 million and corporate bonds of $9.2 million. Partially offsetting the securitization and purchases of securities were sales of available for sale securities of $30.1 million, consisting of mortgage backed securities of $13.0 million, corporate bonds of $9.2 million, municipal bonds of $8.0 million and equity securities of $602,000 and repayments and maturities of securities of $81.5 million, during the six months ended June 30, 2002.

REAL ESTATE HELD FOR INVESTMENT. The Company's real estate held for investment increased $6.6 million or 91.2% to $13.9 million during the six months ended June 30, 2002 as a result of increased activity in the joint ventures in which the Company has a 51% ownership.

LOANS RECEIVABLE. Net loans receivable decreased $189.3 million or 36.2% to $333.8 million at June 30, 2002 from $523.1 million at December 31, 2001. Included in this decrease were decreases in mortgage loans of $181.5 million or 39.3% and other loans of $7.3 million or 9.1% and a decrease in deferred loan fees and allowance for loan losses of $428,000 or 88.6% and $977,000 or 19.0%, respectively, partially offset by an increase to loans in process of $1.9 million or 13.5%, during the six months ended June 30, 2002. The decreases to the loan portfolio resulted primarily from the completion of a whole loan sale and securitization during the quarter in which the Company sold approximately $33.1 million of fixed rate and adjustable rate 1-4 family mortgages and securitized an additional $134.3 million of fixed rate and adjustable rate 1-4 family mortgage loans.

NON-PERFORMING ASSETS. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $2.9 million or 0.22% and $4.1 million or 0.32% of total assets at June 30, 2002 and December 31, 2001, respectively.

DEPOSITS. Total deposits increased $22.3 million or 3.8% to $614.3 million at June 30, 2002 from $592.0 million at December 31, 2001. Noninterest-bearing deposits, interest-bearing deposits and time deposits increased $4.2 million, $15.0 million and $3.2 million, respectively, during the six months ended June 30, 2002.

BORROWED FUNDS AND REPURCHASE AGREEMENTS. Borrowed funds and repurchase agreements increased $8.4 million or 1.5% to $562.1 million at June 30, 2002 from $553.6 million at December 31, 2001. FHLB advances increased $28.4 million or 6.6%, while repurchase agreement borrowings decreased $20.0 million or 16.7% during the six months ended June 30, 2002.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $8.4 million or 10.5% to $88.3 million at June 30, 2002 from $79.9 million at December 31, 2001. The increase was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $125,000, $2.7 million and $5.2 million, respectively and decreases in treasury stock, unearned ESOP shares and unvested MRP shares of $44,000, $285,000 and $15,000, respectively.

RESULTS OF OPERATIONS

GENERAL. The Company recorded net income of $2.3 million and $4.5 million for the three and six months ended June 30, 2002, respectively, as compared to net income of $1.7 million and $3.5 million, respectively, for the same periods in the prior year.

For the three months ended June 30, 2002, net income increased $631,000 or 36.8%. The increase can be attributable to increases in net interest income and noninterest income of $676,000 and $784,000, respectively and recoveries of loan losses of $522,000, partially offset by increases in non-interest expense and provision for income taxes of $1.1 million and $264,000, respectively.

Net income for the quarter ended June 30, 2002 included several one-time recoveries, including a net gain of $510,000 in connection with the whole loan sale, $265,000 of which relates to servicing rights retained by the Company on the loans. The whole loan sale and securitization of 1-4 family residential mortgage loans also resulted in the reduction in allowance for loan losses of approximately $150,000. The Company also reached final settlement and recovered $375,000 from the bankruptcy trustee on certain previously reserved non performing lease loans associated with the Company's Bennett lease pools. These recoveries were substantially offset by a write down in connection with a real estate acquired through foreclosure (REO) property of $470,000 and costs of approximately $256,000 incurred in connection with ongoing litigation. Without these recoveries, net income would have been $2.1 million for the quarter ended June 30, 2002 as compared to $1.7 million for the same period in the prior year.

Net income increased $916,000 or 25.9% for the six month period ended June 30, 2002, as compared to the six months ended June 30, 2001. This increase was primarily attributable to increases in net interest income and non interest income of $1.2 million and $1.1 million, respectively, recoveries of loan losses of $477,000, which includes a recovery from the bankruptcy trustee on certain previously reserved non performing lease loans associated with the Company's Bennett lease pools of $375,000 and a reduction to the provision for loan losses of approximately $150,000, resulting from the whole loan sale and securitization of a portion of the Company's 1-4 family residential mortgage loans. Partially offsetting these increases were increases to non-interest expense and provision for income taxes of $1.5 million and $327,000, respectively.

Net income for the year to date ended June 30, 2002, excluding the one-time recoveries detailed above would have been $4.3 million as compared to $3.5 million for the period ended June 30, 2001.

NET INTEREST INCOME. Net interest income increased $676,000 or 13.6% to $5.6 million for the three months ended June 30, 2002, compared to $5.0 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.2 million, partially offset by a decrease in interest income of $1.5 million.

Net interest income increased $1.2 million or 11.6% to $11.1 million for the six months ended June 30, 2002, compared to $10.0 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $4.3 million, partially offset by a decrease in interest income of $3.1 million.

INTEREST INCOME. Interest income decreased $1.5 million or 7.3% to $18.8 million for the three months ended June 30, 2002, compared to $20.2 million for the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable, FHLB stock and interest earning deposits of $1.7 million, $131,000 and $53,000, respectively, partially offset by an increase in interest earned on securities available for sale of $385,000.

Interest earned on loans receivable decreased $1.7 million or 16.5% to $8.5 million for the three months ended June 30, 2002, compared to $10.1 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average yield on the loans to 6.93% for the three months ended June 30, 2002, compared to 7.66% for the same period in the prior year. In addition to the decrease in yield, the average balance of loans outstanding decreased $41.1 million or 7.8% to $488.3 million for the three months ended June 30, 2002, compared to $529.4 million for the same period in the prior year.

Interest earned on securities increased $385,000 or 4.0% to $10.1 million for the three months ended June 30, 2002, compared to $9.7 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities held of $100.2 million or 16.6%. Partially offsetting this increase was a decrease in the tax equivalent yield on securities to 6.06% for the three months ended June 30, 2002 from 6.82% for the same period in the prior year.

Interest income decreased $3.1 million or 7.7% to $37.5 million for the six months ended June 30, 2002, compared to $40.7 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, securities available for sale, FHLB stock and interest earning deposits of $2.2 million, $546,000, $242,000 and $99,000, respectively.

Interest earned on loans receivable decreased $2.2 million or 11.1% to $17.9 million for the six months ended June 30, 2002, compared to $20.2 million for the same period in the prior year. This decrease was attributable to a decrease in the yield on loans receivable to 7.11% for the six months ended June 30, 2002 compared to 7.69% for the six months ended June 30, 2001, as well as a decrease in the average balance of loans outstanding of $20.1 million or 3.8% to $504.8 million for the six months ended June 30, 2002, compared to $524.9 million for the same period in the prior year.

Interest earned on securities decreased $546,000 or 2.8% to $19.1 million for the six months ended June 30, 2002, compared to $19.6 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the tax equivalent yield on securities to 5.99% for the six months ended June 30, 2002 from 6.94% for the same period in the prior year. Partially offsetting the decline in yield was an increase in the average balance of securities held of $75.5 million or 12.5% to $677.5 million for the six months ended June 30, 2002 compared to $602.0 million for the same period in the prior year.

INTEREST EXPENSE. Interest expense decreased $2.2 million or 14.1% to $13.1 million for the three months ended June 30, 2002, compared to $15.3 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds and repurchase agreements of $1.1 million and $1.1 million, respectively.

Interest incurred on deposits decreased $1.1 million or 19.0% to $4.7 million for the three months ended June 30, 2002, compared to $5.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits between the periods to 3.20% for the quarter ended June 30, 2002 from 4.48% for the quarter ended June 30, 2001. Partially offsetting the decrease to the cost of interest bearing deposits was an increase in the average balance of interest-bearing deposits of $69.6 million or 13.5% to $584.0 million for the three months ended June 30, 2002, compared to $514.4 million for the same period in the prior year.

Interest incurred on borrowed funds and repurchase agreements decreased $1.1 million or 11.8% to $7.9 million for the three months ended June 30, 2002, compared to $9.0 million for the same period in the prior year. This decrease was primarily attributable to a decline in the cost of these funds to 5.57% for the three months ended June 30, 2002, compared to 6.23% for the same period in the prior year. In addition to the decline in the cost of these funds was a decrease in the average balance of borrowed funds of $8.5 million or 1.5% to $570.4 million for the three months ended June 30, 2002, compared to $578.9 million for the same period in the prior year.

Interest expense decreased $4.3 million or 14.0% to $26.4 million for the six months ended June 30, 2002, compared to $30.7 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds and repurchase agreements of $2.0 million and $2.3 million, respectively.

Interest incurred on deposits decreased $2.0 million or 17.1% to $9.6 million for the six months ended June 30, 2002, compared to $11.6 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 3.36% for the six months ended June 30, 2002 from 4.60% for the six months ended June 30, 2001. Partially offsetting the decline in the cost of interest-bearing deposits was an increase in the average balance of interest-bearing deposits of $68.6 million or 13.5% to $578.1 million for the six months ended June 30, 2002, compared to $509.5 million for the same period in the prior year.

Interest incurred on borrowed funds and repurchase agreements decreased $2.3 million or 12.8% to $15.6 million for the six months ended June 30, 2002, compared to $17.9 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 5.48% for the six months ended June 30, 2002, compared to 6.24% for the six months ended June 30, 2001. Additionally, the average balance of borrowed funds decreased $13.4 million or 2.3% to $563.9 million for the six months ended June 30, 2002, compared to $577.3 million for the same period in the prior year.

(RECOVERY OF) PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $522,000, reflecting a recovery of loan losses of $489,000 for the three months ended June 30, 2002 compared to a provision for loan losses of $33,000 for the same period in the prior year. The provision for loan losses decreased $516,000, reflecting a recovery of loan losses of $477,000 for the six months ended June 30, 2002, compared to a provision of $39,000 for the same period in the prior year. The recoveries for the three and six months ended June 30, 2002 include a final recovery of $375,000 on the Company's Bennett Lease pools, which was received from the bankruptcy trustee and a reduction to the provision for loan losses of approximately $150,000, which resulted from the whole loan sale and securitization of a portion of the Company's 1-4 family residential mortgage loans. These recoveries were partially offset by provisions recorded in the first and second quarters of 2002 resulting from the normal operations of the Company. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at June 30, 2002 amounted to $4.2 million or 1.2% of the Company's total loan portfolio, as compared to $5.1 million or 0.95% at December 31, 2001. The Company's allowance for losses on loans as a percentage of non-performing loans was 230.77% and 205.72% at June 30, 2002 and December 31, 2001,
respectively.

NONINTEREST INCOME. Noninterest income increased $784,000 or 92.6% to $1.6 million for the three months ended June 30, 2002, compared to $847,000 for the same period in the prior year. This increase can be attributed to increases in fees and service charges, net gain on sale of loans, net realized gain on sale of securities, the cash surrender value of bank owned life insurance and other income of $43,000, $521,000, $25,000, $19,000 and $176,000, respectively.
Noninterest income increased $1.1 million or 66.8% to $2.7 million for the six months ended June 30, 2002, compared to $1.6 million for the same period in the prior year. This increase can be attributed to an increase in fees and service charges, net gain on sale of loans, net realized gain on sale of securities, the cash surrender value of bank owned life insurance and other income of $65,000, $598,000, $147,000, $95,000 and $177,000, respectively.

NONINTEREST EXPENSE. Noninterest expense increased $1.1 million or 28.8% to $4.9 million for the three months ended June 30, 2002, from $3.8 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing, loss on REO and other expenses of $178,000, $28,000, $3,000, $54,000, $470,000 and $354,000, respectively. Noninterest expense increased $1.5 million or 20.4% to $8.9 million for the six months ended June 30, 2002, from $7.4 million for the same period in the prior year. This increase was primarily due to increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing, loss on REO and other expenses of $455,000, $53,000, $3,000, $121,000, $470,000 and $409,000, respectively. For the quarter and the year to date ended June 30, 2002 other non-interest expense was increased by approximately $256,000 due to costs incurred in connection with ongoing litigation.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $264,000 or 93.6% to $546,000 for the three months ended June 30, 2002 and $327,000 or 52.2% to $953,000 for the six months ended June 30, 2002, compared to $282,000 and $626,000, respectively, for the prior year periods. The increase in the provision for income taxes is primarily attributable to the increases to net income for the quarter and year to date as compared to the same periods in the prior year.

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

(Dollar amounts in thousands)                                                 THREE MONTHS ENDED JUNE 30,

                                                                     2002                                     2001
                                                   ------------------------------------     ------------------------------------
                                                    AVERAGE                      YIELD/      AVERAGE                      YIELD/
                                                    BALANCE        INTEREST       RATE       BALANCE        INTEREST       RATE
                                                   ----------     ----------     ------     ----------     ----------     ------
INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $  558,444     $    8,514      6.10%     $  456,044     $    7,676      6.73%
    Taxable corporate bonds available for sale         55,255            384      2.75%         56,697            788      5.50%
    Tax-exempt securities available for sale           89,840          1,764      7.85%         90,604          1,838      8.11%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      703,539         10,662      6.06%        603,345         10,302      6.82%
                                                   ----------     ----------      ----      ----------     ----------      ----
    Mortgage loans                                    413,275          7,145      6.92%        446,563          8,522      7.63%
    Other loans                                        75,021          1,315      7.03%         82,797          1,614      7.82%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      488,296          8,460      6.93%        529,360         10,136      7.66%
                                                   ----------     ----------      ----      ----------     ----------      ----
    Cash equivalents                                   10,284             31      1.21%          9,403             84      3.57%
    FHLB stock                                         24,341            197      3.25%         20,775            328      6.32%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                       34,625            228      2.64%         30,178            412      5.46%
                                                   ----------     ----------      ----      ----------     ----------      ----
    TOTAL INTEREST-EARNING ASSETS                   1,226,460         19,350      6.31%      1,162,883         20,850      7.17%
    Other noninterest-earning assets                   73,095             --        --          52,365             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----
        Total assets                               $1,299,555     $   19,350      5.96%     $1,215,248     $   20,850      6.86%
                                                   ==========     ==========      ====      ==========     ==========      ====
INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits               $  213,168     $      828      1.56%     $  180,318     $    1,002      2.23%
    Time deposits                                     370,813          3,827      4.14%        334,099          4,745      5.70%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      583,981          4,655      3.20%        514,417          5,747      4.48%
                                                   ----------     ----------      ----      ----------     ----------      ----
    FHLB advances                                     470,600          6,562      5.52%        409,627          6,380      6.25%
    Repurchase agreements & other borrowings           99,782          1,341      5.32%        169,238          2,584      6.12%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      570,382          7,903      5.48%        578,865          8,964      6.23%
                                                   ----------     ----------      ----      ----------     ----------      ----
    Preferred securities                               24,175            557      9.22%         24,131            557      9.26%
                                                   ----------     ----------      ----      ----------     ----------      ----
    TOTAL INTEREST-BEARING LIABILITIES              1,178,538         13,115      4.43%      1,117,413         15,268      5.48%
    Noninterest-bearing demand deposits                20,959             --        --          15,696             --        --
    Other noninterest-bearing liabilities              15,417             --        --           8,399             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----
        Total liabilities                           1,214,914         13,115      4.29%      1,141,508         15,268      5.36%
        Stockholders' equity                           84,641             --        --          73,740             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----
        Total liabilities and equity               $1,299,555     $   13,115      4.01%     $1,215,248     $   15,268      5.04%
                                                   ==========     ==========      ====      ==========     ==========      ====

NET INTEREST INCOME                                               $    6,235                               $    5,582
                                                                  ==========                               ==========

INTEREST RATE SPREAD (difference between                                          1.88%                                    1.69%
    weighted average rate on interest-earning                                     ====                                     ====
    assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                                 2.03%                                    1.92%
    income as a percentage of average                                             ====                                     ====
    interest-earning assets)

(Dollar amounts in thousands)                                                  SIX MONTHS ENDED JUNE 30,

                                                                     2002                                     2001
                                                   ------------------------------------     ------------------------------------
                                                    AVERAGE                      YIELD/      AVERAGE                      YIELD/
                                                    BALANCE        INTEREST       RATE       BALANCE        INTEREST       RATE
                                                   ----------     ----------     ------     ----------     ----------     ------
INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $  532,227     $   16,001      6.01%     $  456,704     $   15,521      6.80%
    Taxable corporate bonds available for sale         56,247            785      2.78%         55,023          1,700      6.15%
    Tax-exempt securities available for sale           88,991          3,505      7.88%         90,246          3,673      8.14%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      677,465         20,291      5.99%        601,973         20,894      6.94%
                                                   ----------     ----------      ----      ----------     ----------      ----

    Mortgage loans                                    428,076         15,232      7.12%        443,657         16,933      7.63%
    Other loans                                        76,711          2,694      7.08%         81,270          3,232      8.02%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      504,787         17,926      7.11%        524,927         20,165      7.69%
                                                   ----------     ----------      ----      ----------     ----------      ----

    Cash equivalents                                    9,768             66      1.36%          8,653            164      3.79%
    FHLB stock                                         23,229            440      3.82%         20,348            682      6.70%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                       32,997            506      3.09%         29,001            846      5.83%
                                                   ----------     ----------      ----      ----------     ----------      ----

    TOTAL INTEREST-EARNING ASSETS                   1,215,249         38,723      6.38%      1,155,901         41,905      7.25%
    Other noninterest-earning assets                   67,199             --        --          50,612             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----

         Total assets                              $1,282,448     $   38,723      6.04%     $1,206,513     $   41,905      6.95%
                                                   ==========     ==========      ====      ==========     ==========      ====

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits               $  208,738     $    1,625      1.57%     $  178,283     $    2,031      2.30%
    Time deposits                                     369,410          8,020      4.38%        331,255          9,597      5.84%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      578,148          9,645      3.36%        509,538         11,628      4.60%
                                                   ----------     ----------      ----      ----------     ----------      ----

    FHLB advances                                     455,750         12,702      5.54%        399,395         12,477      6.30%
    Repurchase agreements & other borrowings          108,126          2,923      5.38%        177,906          5,447      6.17%
                                                   ----------     ----------      ----      ----------     ----------      ----
                                                      563,876         15,625      5.51%        577,301         17,924      6.24%
                                                   ----------     ----------      ----      ----------     ----------      ----

    Preferred securities                               24,170          1,113      9.21%         24,126          1,113      9.30%
                                                   ----------     ----------      ----      ----------     ----------      ----

    TOTAL INTEREST-BEARING LIABILITIES              1,166,194         26,383      4.52%      1,110,965         30,665      5.57%
    Noninterest-bearing demand deposits                20,630             --        --          15,089             --        --
    Other noninterest-bearing liabilities              12,780             --        --           7,741             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----

         Total liabilities                          1,199,604         26,383      4.40%      1,133,795         30,665      5.45%
         Stockholders' equity                          82,844             --        --          72,718             --        --
                                                   ----------     ----------      ----      ----------     ----------      ----

         Total liabilities and equity              $1,282,448     $   26,383      4.11%     $1,206,513     $   30,665      5.13%
                                                   ==========     ==========      ====      ==========     ==========      ====

NET INTEREST INCOME                                               $   12,340                               $   11,240
                                                                  ==========                               ==========

INTEREST RATE SPREAD (difference between                                          1.86%                                    1.68%
    weighted average rate on interest-earning                                     ====                                     ====
    assets and interest-bearing liabilities)

NET INTEREST MARGIN (net interest                                                 2.03%                                    1.94%
    income as a percentage of average                                             ====                                     ====
    interest-earning assets)

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2002 and 2001, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (change in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 2002 and 2001 is presented as follows:

(Dollar amounts in thousands)                         2002 VERSUS 2001

                                                 INCREASE (DECREASE) DUE TO
                                              ---------------------------------
                                               VOLUME        RATE        TOTAL
                                              -------      -------      -------
INTEREST INCOME:
   Securities                                 $ 1,596      $(1,236)     $   360
   Loans                                         (753)        (923)      (1,676)
   Cash equivalents                                 7          (60)         (53)
   FHLB stock                                      49         (180)        (131)
                                              -------      -------      -------
   Total interest-earning assets                  899       (2,399)      (1,500)
                                              -------      -------      -------

INTEREST EXPENSE:
   Deposits                                       706       (1,798)      (1,092)
   FHLB advances                                  891         (709)         182
   Reverse repurchases & other borrowings        (962)        (281)      (1,243)
   Preferred securities                             1           (1)          --
                                              -------      -------      -------
   Total interest-bearing liabilities             636       (2,789)      (2,153)
                                              -------      -------      -------

NET INTEREST INCOME                           $   263      $   390      $   653
                                              =======      =======      =======

The table analyzing changes in interest income between the six months ended June 30, 2002 and 2001 is presented as follows:

(Dollar amounts in thousands)                         2002 VERSUS 2001

                                                 INCREASE (DECREASE) DUE TO
                                              ---------------------------------
                                               VOLUME        RATE        TOTAL
                                              -------      -------      -------
INTEREST INCOME:
   Securities                                 $ 2,449      $(3,052)     $  (603)
   Loans                                         (754)      (1,485)      (2,239)
   Cash equivalents                                19         (117)         (98)
   FHLB stock                                      86         (328)        (242)
                                              -------      -------      -------
   Total interest-earning assets                1,800       (4,982)      (3,182)
                                              -------      -------      -------

INTEREST EXPENSE:
   Deposits                                     1,425       (3,408)      (1,983)
   FHLB advances                                1,653       (1,428)         225
   Reverse repurchases & other borrowings      (1,944)        (580)      (2,524)
   Preferred securities                             2           (2)          --
                                              -------      -------      -------
   Total interest-bearing liabilities           1,136       (5,418)      (4,282)
                                              -------      -------      -------

NET INTEREST INCOME                           $   664      $   436      $ 1,100
                                              =======      =======      =======

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

As of June 30, 2002, the implementation of these asset and liability initiatives resulted in the following: (i) $153.4 million or 43.3% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less;
(ii) $65.3 million or 37.2% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $257.1 million or 39.9% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2002, the Company's interest-earning assets maturing or repricing within one year totaled $511.8 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $500.0 million, providing an excess of interest-earning assets over interest-bearing liabilities of $11.8 million or a positive 0.9% of total assets. At June 30, 2002, the percentage of the Company's assets to liabilities maturing or repricing within one year was 102.4%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At June 30, 2002, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to decrease by approximately 0.1% over such 24-month period.

LIQUIDITY

The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 2002, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $8.3 million, unused lines of credit totaling $41.0 million and $14.6 million of undisbursed loans in process.

At June 30, 2002 certificates of deposit amounted to $377.0 million or 61.4% of the Company's total consolidated deposits, including $248.8 million, which were scheduled to mature by June 30, 2003. At the same date, the total amount of FHLB advances and repurchase agreements, which were scheduled to mature by June 30, 2003, was $244.3 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2003 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At June 30, 2002, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.3%, 6.3% and 14.8%, respectively.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2002, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

      Director                  For          Withheld    Not Voted     Term/Expiration
      --------                  ---          --------    ---------     ---------------
      Herbert S. Skuba          5,833,464    326,544     1,152,620     Three years/2005
      Charlotte A. Zuschlag     5,866,614    293,394     1,152,620     Three years/2005
      William B. Salsgiver      5,868,478    291,530     1,152,620     Three years/2005

Proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000

      For             Against     Abstain     Not Voted
      ---             -------     -------     ---------
      5,757,054       357,790      45,164     1,152,620

Proposal to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ended December 31, 2002

      For             Against     Abstain     Not Voted
      ---             -------     -------     ---------
      6,113,078        20,209      26,721     1,152,620

No other proposals were considered at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

(b) Form 8-K - The Company filed a Form 8-K dated June 19, 2002 to report a $0.10 per share quarterly cash dividend payable on July 25, 2002 to stockholders of record at the close of business on June 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION


Date: August 14, 2002                   By: /s/ Charlotte A. Zuschlag
                                        ----------------------------------------
                                        Charlotte A. Zuschlag
                                        President and Chief Executive Officer


Date: August 14, 2002                   By: /s/ Charles P. Evanoski
                                        ----------------------------------------
                                        Charles P. Evanoski
                                        Group Senior Vice President and
                                        Chief Financial Officer