Form 10-Q
period 2002-09-30
ESB FINANCIAL CORP
filed 2002-11-12
CIK 872835

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934


                      For Quarter Ended: September 30, 2002
                                         ------------------

                         Commission File Number: 0-19345
                                                --------

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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        X      Yes                No
                                     -----------       ------------


         Number of shares of common stock outstanding as of October 31, 2002:

     COMMON STOCK, $0.01 PAR VALUE                        8,788,029 SHARES
     -----------------------------                        ----------------
                  (Class)                                   (Outstanding)

================================================================================

                            ESB FINANCIAL CORPORATION

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          as of September 30, 2002 (Unaudited) and December 31, 2001..........1

          Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (Unaudited).......................2

          Consolidated Statement of Changes in Stockholders' Equity
          For the nine months ended September 30, 2002 (Unaudited)............3

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2001 (Unaudited)................4

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations...................13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........22

Item 4.   Controls and Procedures............................................22



                       PART II - OTHER INFORMATION
                       ---------------------------

Item 1.   Legal Proceedings..................................................24

Item 2.   Changes in Securities..............................................24

Item 3.   Defaults Upon Senior Securities....................................24

Item 4.   Submission of Matters to a Vote of Security Holders................24

Item 5.   Other Information..................................................24

Item 6.   Exhibits and Reports on Form 8-K...................................24

          Signatures.........................................................25

          Certifications.....................................................26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
           As of September 30, 2002 (Unaudited) and December 31, 2001
                          (Dollar amounts in thousands)



                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                              2002                 2001
                                                                                           (Unaudited)
                                                                                          --------------       --------------

                                     ASSETS

Cash on hand and in banks                                                                   $     3,913          $     4,135
Interest-earning deposits                                                                         6,733                9,489
Federal funds sold                                                                                1,560                1,855
Securities available for sale; amortized cost of $843,196 and $636,815                          864,801              640,282
Loans receivable, net of allowance for loan losses of $4,086 and $5,147                         343,046              523,131
Accrued interest receivable                                                                       8,009                8,219
Federal Home Loan Bank (FHLB) stock                                                              25,359               21,889
Premises and equipment, net                                                                       9,475                9,883
Real estate owned (REO), net                                                                      1,065                1,590
Real estate held for investment                                                                  14,322                7,253
Goodwill                                                                                          7,127                7,127
Intangible assets                                                                                   722                  897
Prepaid expenses and other assets                                                                 3,849                4,794
Bank owned life insurance                                                                        23,414               22,524
                                                                                            -----------          -----------

             TOTAL ASSETS                                                                   $ 1,313,395          $ 1,263,068
                                                                                            ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Deposits                                                                               $   596,637          $   591,999
     FHLB advances                                                                              503,007              434,003
     Repurchase agreements                                                                       75,600              119,640
     Other borrowings                                                                             2,566                 --
     Guaranteed preferred beneficial interest in subordinated debt, net                          24,192               24,159
     Advance payments by borrowers for taxes and insurance                                        1,146                4,058
     Accrued expenses and other liabilities                                                      13,565                9,306
                                                                                            -----------          -----------

         TOTAL LIABILITIES                                                                    1,216,713            1,183,165
                                                                                            -----------          -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
         none issued                                                                               --                   --
     Common stock, $.01 par value, 30,000,000 shares authorized;
         9,172,888 and 7,706,580 shares issued;
         8,797,835 and 7,320,388 shares outstanding                                                  92                   77
     Additional paid-in capital                                                                  58,095               57,906
     Treasury stock, at cost; 375,053 and 386,192 shares                                         (4,195)              (4,318)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                        (2,469)              (2,912)
     Unvested shares held by Management Recognition Plan (MRP)                                     (233)                (255)
     Retained earnings                                                                           31,133               27,117
     Accumulated other comprehensive income, net                                                 14,259                2,288
                                                                                            -----------          -----------

         TOTAL STOCKHOLDERS' EQUITY                                                              96,682               79,903
                                                                                            -----------          -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 1,313,395          $ 1,263,068
                                                                                            ===========          ===========


See accompanying notes to consolidated financial statements.

                  ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
 For the three and nine months ended September 30, 2002 and 2001 (Unaudited)
               (Dollar amounts in thousands, except share data)


                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         -------------------------    -------------------------
                                                                              2002           2001          2002           2001
                                                                         ----------     ----------    ----------     ----------

INTEREST INCOME:
    Loans receivable                                                     $    6,087     $   10,002    $   24,013     $   30,166
    Securities available for sale                                            11,763          9,168        30,863         28,814
    FHLB stock                                                                  197            376           637          1,058
    Deposits with banks and federal funds sold                                   35             55           100            219
                                                                         ----------     ----------    ----------     ----------
        TOTAL INTEREST INCOME                                                18,082         19,601        55,613         60,257
                                                                         ----------     ----------    ----------     ----------

INTEREST EXPENSE:
    Deposits                                                                  4,480          5,482        14,125         17,110
    Borrowed funds and repurchase agreements                                  7,709          8,733        23,334         26,657
    Guaranteed preferred beneficial interest in subordinated debt               557            557         1,670          1,670
                                                                         ----------     ----------    ----------     ----------
        TOTAL INTEREST EXPENSE                                               12,746         14,772        39,129         45,437
                                                                         ----------     ----------    ----------     ----------

NET INTEREST INCOME                                                           5,336          4,829        16,484         14,820
    (Recovery of) provision for loan losses                                    (103)             5          (580)            44
                                                                         ----------     ----------    ----------     ----------

NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES             5,439          4,824        17,064         14,776
                                                                         ----------     ----------    ----------     ----------

NONINTEREST INCOME:
    Fees and service charges                                                    414            554         1,929          1,407
    Net realized gain on sale of securities available for sale                  423            758           548            736
    Increase of cash surrender value of bank owned life insurance               293            284           890            786
    Other                                                                       121            171           586            458
                                                                         ----------     ----------    ----------     ----------
        TOTAL NONINTEREST INCOME                                              1,251          1,767         3,953          3,387
                                                                         ----------     ----------    ----------     ----------

NONINTEREST EXPENSE:
    Compensation and employee benefits                                        2,404          2,135         7,160          6,436
    Premises and equipment                                                      565            543         1,723          1,648
    Federal deposit insurance premiums                                           25             27            77             77
    Data processing                                                             161            151           538            406
    Other                                                                       767          1,572         3,338          3,265
                                                                         ----------     ----------    ----------     ----------
        TOTAL NONINTEREST EXPENSE                                             3,922          4,428        12,836         11,832
                                                                         ----------     ----------    ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      2,768          2,163         8,181          6,331
    Provision for income taxes                                                  498            299         1,452            924
                                                                         ----------     ----------    ----------     ----------

NET INCOME                                                               $    2,270     $    1,864    $    6,729     $    5,407
                                                                         ==========     ==========    ==========     ==========

NET INCOME PER SHARE:
        Basic                                                                 $0.27          $0.23         $0.80          $0.66
        Diluted                                                               $0.26          $0.22         $0.78          $0.65




Net income per share for prior periods has been restated to reflect the six-for-five stock split, declared on September 17, 2002. See accompanying notes to consolidated financial statements.

                  ESB FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Changes in Stockholders' Equity
           For the nine months ended September 30, 2002 (Unaudited)
                        (Dollar amounts in thousands)






                                                                                                         ACCUMULATED
                                                                                                             OTHER
                                                                                                        COMPREHENSIVE
                                               ADDITIONAL              UNEARNED   UNVESTED                  INCOME,      TOTAL
                                      COMMON     PAID-IN   TREASURY      ESOP        MRP       RETAINED      NET OF   STOCKHOLDERS'
                                       STOCK     CAPITAL    STOCK       SHARES      SHARES     EARNINGS       TAX       EQUITY
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT DECEMBER 31, 2001        $       77 $   57,906 $   (4,318) $   (2,912) $     (255) $   27,117  $    2,288  $   79,903

Comprehensive results:

    Net income                            --         --         --          --          --         6,729        --         6,729

    Other comprehensive results, net      --         --         --          --          --          --        12,166      12,166

    Reclassification adjustment           --         --         --          --          --          --          (195)       (195)
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------

Total comprehensive results               --         --         --          --          --         6,729      11,971      18,700


Cash dividends at $0.30 per share         --         --         --          --          --        (2,246)       --        (2,246)

Six-for-five stock split                    15       --         --          --          --           (15)       --          --

Purchase of treasury stock, at
    cost (63,506 shares)                  --         --         (771)       --          --          --          --          (771)

Reissuance of treasury stock
    for stock option exercises            --           44        894        --          --          (452)       --           486

Principal payments on ESOP debt           --          145       --           443        --          --          --           588

Accrued compensation expense MRP          --         --         --          --            22        --          --            22
                                    ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AT SEPTEMBER 30, 2002       $       92 $   58,095 $   (4,195) $   (2,469) $     (233) $   31,133  $   14,259  $   96,682
                                    ========== ========== ==========  ==========  ==========  ==========  ==========  ==========



See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2002 and 2001 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                              2002               2001
                                                                                          -----------        ------------

OPERATING ACTIVITIES:
     Net Income                                                                           $     6,729          $     5,407
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
         ACTIVITIES:
            Depreciation and amortization for premises and equipment                              691                  629
            (Recovery of) provision for loan losses and loss on REO                              (110)                  51
            Amortization (accretion) of premiums/discounts                                      1,011                 (333)
            Origination of loans available for sale                                           (15,029)             (11,257)
            Proceeds from sale of loans available for sale                                     49,009               11,379
            Net gain on sale of securities available for sale                                    (548)                (736)
            Amortization of intangible assets                                                     173                    6
            Amortization of goodwill                                                             --                    552
            Compensation expense on ESOP and MRP                                                  611                  532
            Decrease in accrued interest receivable                                               210                  413
            Increase in prepaid expenses and other assets                                      (4,278)              (2,520)
            Increase in accrued expenses and other liabilities                                  4,259                2,575
            Other                                                                              (3,945)              (3,211)
                                                                                          -----------          -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                             38,783                3,487
                                                                                          -----------          -----------

INVESTING ACTIVITIES:
     Loan originations and purchases                                                         (114,560)            (123,254)
     Purchases of:
            Securities available for sale                                                    (261,875)            (146,141)
            FHLB Stock                                                                         (3,470)              (3,038)
            Fixed Assets                                                                         (275)                (778)
            Bank owned life insurance                                                            --                 (3,500)
     Principal repayments of:
            Loans receivable                                                                  126,390              110,884
            Securities available for sale                                                     146,438               93,434
     Proceeds from sale of:
            Securities available for sale                                                      42,923               64,760
            REO                                                                                    47                  534
     Additions to real estate held for investment                                              (7,069)                --
     Net effect of securitization                                                                (249)                --
                                                                                          -----------          -----------
         NET CASH USED IN INVESTING ACTIVITIES                                                (71,700)              (7,099)
                                                                                          -----------          -----------

FINANCING ACTIVITIES:
     Net increase in deposits                                                                   4,638               16,230
     Proceeds from long-term borrowings                                                       152,543               79,522
     Repayments of long-term borrowings                                                      (104,935)             (95,188)
     Net (decrease) increase in short-term borrowings                                         (20,078)               6,381
     Proceeds received from exercise of stock options                                             443                  244
     Dividends paid                                                                            (2,196)              (1,908)
     Payments to acquire treasury stock                                                          (771)              (1,299)
     Stock purchased by ESOP                                                                     --                    (44)
                                                                                          -----------          -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                             29,644                3,938
                                                                                          -----------          -----------

Net (decrease) increase in cash equivalents                                                    (3,273)                 326
Cash equivalents at beginning of period                                                        15,479               13,326
                                                                                          -----------          -----------
Cash equivalents at end of period                                                         $    12,206          $    13,652
                                                                                          ===========          ===========

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, (Continued)
       For the nine months ended September 30, 2002 and 2001 (Unaudited)
                         (Dollar amounts in thousands)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                           --------------------------------
                                                                                                2002               2001
                                                                                           -----------          ------------

SUPPLEMENTAL INFORMATION:

    Interest paid                                                                          $    37,672          $    47,619
    Income taxes paid                                                                            2,275                  742

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCE ACTIVITIES:

    Transfers from loans receivable to real estate acquired
       through foreclosure                                                                        --                    244
    Dividends declared but not paid                                                                781                  712
    Securitization of 1-4 family mortgage loans                                                135,310                 --



See accompanying notes to consolidated financial statements.

                   ESB FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         ESB Financial Corporation (the Company) is a thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank, F.S.B. (ESB or the Bank), PennFirst Financial Services, Inc., PennFirst Capital Trust I (the Trust), THF, Inc., ESB Financial Services, Inc., AMSCO, Inc. (AMSCO) and PennFirst Financial Advisory Services, Inc.

         AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Three of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and reflected within the balance sheet as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank loans to AMSCO and related interest have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001, as contained in the 2001 Annual Report to Stockholders.

         The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform with the current periods' reporting format.

  2.     OPERATING SEGMENTS

         An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management and for which discrete financial information is available. At September 30, 2002, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company's principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company's operations are principally in the savings and loan industry. Consistent with internal reporting, the Company's operations are reported in one operating segment, which is community banking.

   3.    WHOLE LOAN SALE AND SECURITIZATION

         During the second quarter of 2002, the Company completed a whole loan sale of a portion of the Bank's 1-4 family mortgage loan portfolio. The Company recognized a gain on the sale of these loans, which is classified as part of the proceeds from loans available for sale. The Company retained servicing on these loans, which resulted in the recording of a servicing asset in the amount of $265,000. In addition to the whole loan sale, during the second quarter, the Company also securitized 1-4 family mortgage loans with Federal Home Loan Mortgage Corporation totaling approximately $134.3 million. The Company retained the servicing rights in the securitized loans, all of which were retained in the securities available for sale portfolio, and recorded a servicing asset of approximately $941,000.

         Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of servicing assets is based on fair value of those assets, estimated using discounted cash flows and prepayment assumptions for the market area of the servicing portfolio. For purposes of measuring impairment, the servicing asset is stratified based on interest rate. The amount of impairment recognized is the amount by which the capitalized servicing asset for a stratum exceeds the fair value of that stratum. The impairment valuation at September 30, 2002 is $61,000. The amortization taken on the servicing asset for the nine-month period ended September 30, 2002 was $136,000.

4.       GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT

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

         Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $1.1 million and $1.1 million as of September 30, 2002 and December 31, 2001, respectively, and are amortized on a level-yield basis over the term of the Preferred Securities.

5.       SECURITIES

         The Company's securities available for sale portfolio is summarized as follows:





---------------------------------------------------------------------------------------------------------------
                                                     Amortized       Unrealized     Unrealized       Fair
(Dollar amounts in thousands)                           cost             gains         losses         value
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002:
    Trust Preferred securities                        $    1,967     $        6    $     (102)    $    1,871
    U.S. Government securities                             5,977            809          --            6,786
    Municipal securities                                  92,749          3,703          --           96,452
    Equity securities                                      1,469             83          (231)         1,321
    Corporate Bonds                                      112,217          4,850        (6,848)       110,219
    Mortgage-backed securities                           628,817         19,355           (20)       648,152
                                                      ----------     ----------    ----------     ----------
                                                      $  843,196     $   28,806    $   (7,201)    $  864,801
                                                      ==========     ==========    ==========     ==========
DECEMBER 31, 2001:
    Trust Preferred securities                        $    1,967     $     --      $      (17)    $    1,950
    U.S. Government securities                             5,975            318          --            6,293
    Municipal securities                                  87,648            964          (680)        87,932
    Equity securities                                      2,360            144          (253)         2,251
    Corporate Bonds                                      116,325          1,974        (3,839)       114,460
    Mortgage-backed securities                           422,540          5,447          (591)       427,396
                                                      ----------     ----------    ----------     ----------
                                                      $  636,815     $    8,847    $   (5,380)    $  640,282
                                                      ==========     ==========    ==========     ==========

-------------------------------------------------------------------------------------------------------------



6.       LOANS RECEIVABLE

         The Company's loans receivable as of the respective dates are summarized as follows:




-------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30,         DECEMBER 31,
(Dollar amounts in thousands)                                     2002                  2001
-------------------------------------------------------------------------------------------------------------

MORTGAGE LOANS:
     Residential - single family                              $   159,015          $   337,896
     Residential - multi family                                    31,414               29,154
     Commercial real estate                                        52,506               48,869
     Construction                                                  42,363               46,072
                                                              -----------          -----------
                                                                  285,298              461,991
OTHER LOANS:
     Consumer loans                                                62,337               65,815
     Commercial business                                           12,975               15,264
                                                              -----------          -----------
                                                                  360,610              543,070
LESS:
     Allowance for loan losses                                      4,086                5,147
     Deferred loan fees and net discounts                              99                  483
     Loans in process                                              13,379               14,309
                                                              -----------          -----------
                                                              $   343,046          $   523,131
                                                              ===========          ===========

-------------------------------------------------------------------------------------------------------------

         The following is a summary of the changes in the allowance for loan losses:





---------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)
---------------------------------------------------------------------------------------------------
Balance, December 1999                                                                  $    4,823
Allowance for loan losses of Spring Hill Savings Bank                                          544
Provision for loan losses                                                                      (55)
Chargeoffs                                                                                    (409)
Recoveries                                                                                      78
                                                                                        ----------
Balance, December 2000                                                                       4,981
Allowance for loan losses of Workingmen's Savings Bank                                         154
Provision for loan losses                                                                       47
Chargeoffs                                                                                     (44)
Recoveries                                                                                       9
                                                                                        ----------
Balance, December 2001                                                                       5,147
Provision                                                                                     (580)
Chargeoffs                                                                                    (522)
Recoveries                                                                                      41
                                                                                        ----------
Balance September 2002                                                                  $    4,086
                                                                                        ==========

---------------------------------------------------------------------------------------------------



7.       DEPOSITS

         The Company's deposits as of the respective dates are summarized as follows:




-----------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                 SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                        ---------------------------   --------------------------



        Type of accounts                    Amount             %         Amount            %
------------------------------------------------------------------------------------------------

Noninterest-bearing deposits             $   22,781            3.8%   $   16,126            2.7%
NOW account deposits                         43,304            7.3%       43,592            7.4%
Money Market deposits                        76,572           12.8%       72,706           12.3%
Passbook account deposits                    94,141           15.8%       85,765           14.5%
Time deposits                               359,839           60.3%      373,810           63.1%
                                         ----------     -----------   ----------     -----------

                                         $  596,637          100.0%   $  591,999          100.0%
                                         ==========     ==========    ==========     ===========

Time deposits mature as follows:

Within one year                          $  240,080           40.2%   $  263,091           44.4%
After one year through two years             44,956            7.5%       80,348           13.6%
After two years through three years          43,116            7.2%       17,292            2.9%
Thereafter                                   31,687            5.4%       13,079            2.2%
                                         ----------     -----------   ----------     -----------

                                         $  359,839           60.3%   $  373,810           63.1%
                                         ==========     ===========   ==========     ===========

------------------------------------------------------------------------------------------------

8.       BORROWED FUNDS

         The Company's borrowed funds as of the respective dates are summarized as follows:



-------------------------------------------------------------------------------------------------------------

(Dollar amounts in thousands)                         SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                                 --------------------------   -------------------------------

                                                   Weighted                        Weighted
                                                 average rate       Amount       average rate        Amount
--------------------------------------------------------------------------------------------------------------

FHLB ADVANCES:
    Due within 12 months                             5.37%      $    206,630          5.14%      $    171,051
    Due beyond 12 months but within 2 years          5.55%            91,655          6.36%           157,699
    Due beyond 2 years but within 3 years            5.15%            67,468          5.25%            77,055
    Due beyond 3 years but within 4 years            5.14%            74,654          5.47%            23,885
    Due beyond 4 years but within 5 years            4.40%            62,451          6.07%             1,816
    Due beyond 5 years                               6.68%               149          6.69%             2,309
                                                                ------------                     ------------
                                                                     503,007                          433,815
                                                                ============                     ============


REPURCHASE AGREEMENTS
    Due within 12 months                             4.62%      $     64,600          5.19%      $     98,040
    Due beyond 12 months but within 2 years          7.30%            11,000          6.96%            10,600
    Due beyond 2 years but within 3 years            --                 --            7.30%            11,000
                                                                ------------                     ------------
                                                                $     75,600                     $    119,640
                                                                ============                     ============
OTHER BORROWINGS

    ESOP BORROWINGS

    Due beyond 4 years but within 5 years            5.38%      $      2,402          --                 --
                                                                ============                     ============

    TREASURY TAX AND LOAN NOTE PAYABLE               1.55%      $        164          1.64%      $        188
                                                                ============                     ============

--------------------------------------------------------------------------------------------------------------


Included in the $503.0 million of FHLB advances, is approximately $65.5 million of convertible select advances. These advances are fixed to the call date. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. At the call date the advances may reset, at various spreads, to the three month London Interbank Offer Rate Index (LIBOR). Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company's position to pay off the advance and replace it with fixed rate funding.

9.       NET INCOME PER SHARE

         Net income per share and weighted average shares and equivalents outstanding for all periods reported have been restated to reflect stock dividends and splits, including the Company's six-for-five stock split declared on September 17, 2002.

         The following table summarizes the Company's net income per share.


         --------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands, except earnings per share)
         --------------------------------------------------------------------------------------------------------

                                                                          Three Months           Three Months
                                                                              Ended                  Ended
                                                                       September 30, 2002      September 30, 2001
                                                                       ------------------      ------------------

          Net income                                                       $      2,270           $      1,864

          Weighted-average common shares outstanding                              8,460                  8,154
                                                                           ------------           ------------

                 BASIC EARNINGS PER SHARE                                  $       0.27           $       0.23
                                                                           ============           ============

          Weighted-average common shares outstanding                              8,460                  8,154

          Common stock equivalents due to effect of stock options                   268                    276
                                                                           ------------           ------------

          Total weighted-average common shares and equivalents                    8,728                  8,430
                                                                           ------------           ------------

                 DILUTED EARNINGS PER SHARE                                $       0.26           $       0.22
                                                                           ============           ============

                                                                            Nine Months            Nine Months
                                                                               Ended                  Ended
                                                                         September 30, 2002     September 30, 2001
                                                                         ------------------     ------------------

          Net income                                                        $      6,729          $      5,407

          Weighted-average common shares outstanding                               8,439                 8,156
                                                                            ------------          ------------

                 BASIC EARNINGS PER SHARE                                   $       0.80          $       0.66
                                                                            ============          ============

          Weighted-average common shares outstanding                               8,439                 8,156

          Common stock equivalents due to effect of stock options                    239                   214
                                                                            ------------          ------------

          Total weighted-average common shares and equivalents                     8,678                 8,370
                                                                            ------------          ------------

                 DILUTED EARNINGS PER SHARE                                 $       0.78          $       0.65
                                                                            ============          ============

          --------------------------------------------------------------------------------------------------------


         The shares controlled by the ESOP of 363,581 and 367,673 at September 30, 2002 and September 30, 2001, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. Options to purchase 96,085 shares of common stock at $11.36 per share were outstanding as of September 30, 2002, but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2002 because the option's exercise price was greater than the average market price of common shares. The options expire on June 30, 2008. Options to purchase 96,264 shares of common stock at $11.36 per share were outstanding as of September 30, 2001, but were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2001 because the option's exercise price was greater than the average market price of common shares. The options expire on June 30, 2008.

10.      COMPREHENSIVE INCOME

         In complying with Financial Accounting Standards No. 130, "Reporting Comprehensive Income", the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive gain (loss) and related tax effects for the nine months ended September 30, consists of:


         ----------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands)              2002                                   2001
         ----------------------------------------------------------------------------------------------------

                                          Unrealized      Reclassification     Unrealized    Reclassification
                                              Gain           Adjustment           Gain           Adjustment
                                          ------------      ------------      ------------      ------------

          Before tax amount               $     18,433      $       (295)     $     14,398      $       (360)

          Tax (expense) benefit                 (6,267)              100            (4,895)              122
                                          ------------      ------------      ------------      ------------

          After tax amount                $     12,166      $       (195)     $      9,503      $       (238)
                                          ============      ============      ============      ============

         ----------------------------------------------------------------------------------------------------



         For the nine months ended September 30, 2002, total comprehensive income was $18.7 million and for the nine months ended September 30, 2001, total comprehensive income was $14.7 million. For the three months ended September 30, 2002, total comprehensive income was $9.1 million and for the three months ended September 30, 2001, total comprehensive income was $6.9 million.

11.      EFFECT OF RECENT ACCOUNTING AND REGULATORY PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Financial Accounting Standards No. 142 (FAS 142) "Goodwill and Other Intangible Assets". FAS 142 requires that goodwill and other indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. The Company has determined that if FAS 142 had been in effect for the quarter and nine months ended September 30, 2001, the comparative results would have been:

         --------------------------------------------------------------------------------------------------------------
         (Dollar amounts in thousands,except share data)
         --------------------------------------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                  --------------------------------    --------------------------------
                                                          2002            2001              2002             2001
                                                  --------------------------------    --------------------------------

          Reported net income                     $      2,270      $      1,864      $      6,729      $      5,407
          Add back: Goodwill amortization                 --                 184              --                 551
                                                  ------------------------------      -------------------------------
          Adjusted net income                     $      2,270      $      2,048      $      6,729      $      5,958
                                                  ==============================      ===============================

          Basic earnings per share:
            Reported earnings per share           $       0.27      $       0.23      $       0.80      $       0.66
            Goodwill amortization                         --                0.02              --                0.07
                                                  ------------------------------      -------------------------------
            Adjusted earnings per share           $       0.27      $       0.25      $       0.80      $       0.73
                                                  ==============================      ===============================

          Diluted earnings per share:
            Reported earnings per share           $       0.26      $       0.22      $       0.78      $       0.65
            Goodwill amortization                         --                0.02              --                0.06
                                                  ------------------------------      -------------------------------
            Adjusted earnings per share           $       0.26      $       0.24      $       0.78      $       0.71
                                                  ==============================      ===============================


         FAS 142 requires a transitional impairment test to be applied to all goodwill within the first six months after adoption. The Company has performed its transitional impairment test on its goodwill asset and has concluded that the recorded value of the Company's goodwill was not impaired as of January 31, 2002. The Company will perform its required annual impairment test on its goodwill asset in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION

GENERAL. The Company's total assets increased by $50.3 million or 4.0% to $1.3 billion at September 30, 2002 from $1.3 billion at December 31, 2001. This net increase was primarily the result of increases to securities, FHLB stock, real estate held for investment and bank owned life insurance (BOLI) of $224.5 million, $3.5 million, $7.1 million and $890,000, respectively. Partially offsetting these increases were decreases in cash and cash equivalents, loans receivable, accrued interest receivable, premises and equipment, real estate owned and prepaid expenses and other assets of $3.3 million, $180.1 million, $210,000, $408,000, $525,000 and $1.1 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $33.5 million or 2.8% and an increase in stockholders' equity of $16.8 million or 21.0%. The increase in total liabilities was the result of increases in deposits, Federal Home Loan Bank (FHLB) advances, other borrowings and accrued expenses and other liabilities of $4.6 million, $69.0 million, $2.6 million and $4.3 million, respectively. Partially offsetting these increases were decreases in repurchase agreements and advance payments by borrowers for taxes and insurance of $44.0 million and $2.9 million, respectively. The increase in stockholders' equity was the result of increases in common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income of $15,000, $174,000, $4.0 million and $12.0 million, respectively, partially offset by decreases in treasury stock, unearned employee stock ownership plan
(ESOP) shares and unvested shares held by the management recognition plan (MRP) of $123,000, $443,000 and $22,000, respectively.

CASH ON HAND, INTEREST-EARNING DEPOSITS AND FEDERAL FUNDS SOLD. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents and decreased a combined $3.3 million or 21.1% to $12.2 million at September 30, 2002 from $15.5 million at December 31, 2001.

SECURITIES. The Company's securities portfolio increased by $224.5 million or 35.1% to $864.8 million at September 30, 2002 from $640.3 million at December 31, 2001. During the nine months ended September 30, 2002, the Company completed a securitization of a portion of its 1-4 family mortgage loan portfolio and retained the resulting securities in the available for sale portfolio. The securitization increased the available for sale mortgage-backed security portfolio by approximately $134.3 million. The Company also recorded purchases of available for sale securities of $261.9 million, consisting of purchases of mortgage-backed securities of $238.6 million, municipal bonds of $14.1 million and corporate bonds of $9.2 million. Partially offsetting the securitization and purchases of securities were sales of available for sale securities of $42.9 million, consisting of mortgage backed securities of $24.9 million, corporate bonds of $9.1 million, municipal bonds of $8.2 million and equity securities of $711,000 and repayments and maturities of securities of $146.4 million, during the nine months ended September 30, 2002.

LOANS RECEIVABLE. Net loans receivable decreased $180.1 million or 34.4% to $343.0 million at September 30, 2002 from $523.1 million at December 31, 2001. Included in this decrease were decreases in mortgage loans of $176.7 million or 38.2% and other loans of $5.8 million, partially offset by decreases in allowance for loan fees, deferred loan fees and loans in process of $1.1 million, $384,000 and $930,000, respectively. The decreases to the loan portfolio resulted primarily from the completion of a whole loan sale and securitization during the nine months ended September 30, 2002 in which the Company sold approximately $33.1 million of fixed rate and adjustable rate 1-4 family mortgages and securitized an additional $134.3 million of fixed rate and adjustable rate 1-4 family mortgage loans.

NON-PERFORMING ASSETS. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.3 million or 0.25% and $4.1 million or 0.32% of total assets at September 30, 2002 and December 31, 2001, respectively.

REAL ESTATE HELD FOR INVESTMENT. The Company's real estate held for investment increased $7.1 million or 97.5% to $14.3 million during the nine months ended September 30, 2002 as a result of increased activity in the joint ventures in which the Company has a 51% ownership.

DEPOSITS. Total deposits increased $4.6 million or 0.8% to $596.6 million at September 30, 2002 from $592.0 million at December 31, 2001. Non-interest bearing deposits and interest bearing deposits increased $6.7 million and $12.0 million, respectively, during the nine months ended September 30, 2002. Time deposits decreased $14.0 million during the nine months ended September 30, 2002.

FHLB ADVANCES, REPURCHASE AGREEMENTS AND OTHER BORROWINGS. Borrowed funds and repurchase agreements increased a combined $27.5 million or 5.0% to $581.2 million at September 30, 2002 from $553.6 million at December 31, 2001. FHLB advances increased $69.2 million or 15.9%, while repurchase agreements decreased $41.6 million or 34.8%. ESOP borrowings increased $2.4 million during the quarter ended September 30, 2002 as a result of the Company refinancing the internal ESOP loan with a third party.

STOCKHOLDERS' EQUITY. Stockholders' equity increased $16.8 million or 21.0% to $96.7 million at September 30, 2002 from $79.9 million at December 31, 2001. The increase in stockholders' equity was the result of increases in common stock, additional paid-in capital, retained earnings and accumulated other comprehensive income of $15,000, $174,000, $4.0 million and $12.0 million, respectively, and decreases in treasury stock, unearned ESOP shares and unvested shares held by the MRP of $123,000, $443,000 and $22,000, respectively. The increase to accumulated other comprehensive income was the result of increases to the market values of the Company's available for sale portfolio. During the third quarter, the Company declared a six for five stock split, which was paid on October 25, 2002 to the stockholders of record at the close of business on September 30, 2002.

RESULTS OF OPERATIONS

GENERAL. The Company recorded net income of $2.3 million and $6.7 million for the three and nine months ended September 30, 2002, respectively, as compared to net income of $1.9 million and $5.4 million, respectively, for the same periods in the prior year.

For the three months ended September 30, 2002, net income increased $407,000 or 21.9%. The increase can be attributable to an increase in net interest income of $507,000 and decreases in the provision for loan losses and non-interest expense of $108,000 and $506,000 respectively, partially offset by a decrease in non-interest income of $516,000 and an increase to provision for income taxes of $199,000.

Net income increased $1.3 million or 24.5% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. This increase was primarily attributable to increases in net interest income and non-interest income of $1.7 million and $566,000, respectively and a decrease to provision for loan losses of $624,000. Partially offsetting these increases were increases in non-interest expense and provision for income taxes of $1.0 million and $528,000, respectively.

Net income for the nine month period ended September 30, 2002 included several one-time gains and recoveries, including a net gain of $510,000 in connection with the whole loan sale, $265,000 of which relates to servicing rights retained by the Company on the loans. The whole loan sale and securitization of 1-4 family residential mortgage loans also resulted in a reduction in the allowance for loan losses of approximately $150,000. The Company also reached final settlement and recovered $402,000 from the bankruptcy trustee on certain previously reserved non-performing lease loans associated with the Company's Bennett lease pools. These gains and recoveries were substantially offset by a write down in connection with a real estate acquired through foreclosure (REO) property of $470,000 and costs of approximately $256,000 incurred in connection with ongoing litigation. Without these gains and recoveries, net income would have been $6.5 million for the nine month period ended September 30, 2002 as compared to $5.4 million for the same period in the prior year, or an increase of 20.2%.

NET INTEREST INCOME. Net interest income increased $507,000 or 10.5% to $5.3 million for the three months ended September 30, 2002, compared to $4.8 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.0 million partially offset by a decrease in interest income of $1.5 million.

Net interest income increased $1.7 million or 11.2% to $16.5 million for the nine months ended September 30, 2002, compared to $14.8 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $6.3 million partially offset by a decrease in interest income of $4.6 million.

INTEREST INCOME. Interest income decreased $1.5 million or 7.7% to $18.1 million for the three months ended September 30, 2002, compared to $19.6 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, FHLB stock and interest-earning deposits of $3.9 million, $179,000 and $20,000, respectively, partially offset by an increase in interest earned on securities of $2.6 million.

Interest earned on loans receivable decreased $3.9 million or 39.1% to $6.1 million for the three months ended September 30, 2002, compared to $10.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $191.1 million or 36.0% to $339.5 million for the three months ended September 30, 2002 compared to $530.6 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be partially attributed to the loan sale and securitization of a portion of the Company's 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002. In addition to the decrease in the average balance of loans outstanding was a decline in the yield on the loans to 7.16% for the three months ended September 30, 2002 from 7.53% for the same period in the prior year.

Interest earned on securities increased $2.6 million or 28.3% to $11.8 million for the three months ended September 30, 2002, compared to $9.2 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities of $244.2 million or 40.5% to $846.7 million for the three months ended September 30, 2002 compared to $602.5 million for the same period in the prior year. The increase in the average balance of the Company's securities portfolio between periods can be partially attributed to the securitization of a portion of the Company's 1-4 family mortgage loan portfolio. Partially offsetting the increase in the average balance was a decrease in the tax equivalent yield on securities to 5.84% for the three months ended September 30, 2002 from 6.49% for the same period in the prior year.

Interest income decreased $4.6 million or 7.7% to $55.6 million for the nine months ended September 30, 2002, compared to $60.3 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, FHLB stock and interest-earning deposits of $6.2 million, $421,000 and $119,000, respectively. Partially offsetting the decreases was an increase in interest earned on securities of $2.0 million.

Interest earned on loans receivable decreased $6.2 million or 20.4% to $24.0 million for the nine months ended September 30, 2002, compared to $30.2 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $82.4 million or 15.6% to $444.4 million for the nine months ended September 30, 2002, compared to $526.8 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be partially attributed to the loan sale and securitization of a portion of the Company's 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002. In addition to this decrease in average balance was a decrease in the yield on loans receivable to 7.21% for the nine months ended September 30, 2002, compared to 7.64% for the same period in the prior year.

Interest earned on securities increased $2.0 million or 7.1% to $30.9 million for the nine months ended September 30, 2002, compared to $28.8 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities of $137.0 million or 22.8% to $739.2 million for the nine months ended September 30, 2002, compared to $602.2 million for the same period in the prior year. The increase in the average balance of the Company's securities portfolio between periods can be partially attributed to the securitization of a portion of the Company's 1-4 family mortgage loan portfolio. Partially offsetting the increase in average balance was a decline in the tax equivalent yield on securities to 5.89% for the nine months ended September 30, 2002 compared to 6.79% for the same period in the prior year.

INTEREST EXPENSE. Interest expense decreased $2.0 million or 13.7% to $12.7 million for the three months ended September 30, 2002, compared to $14.8 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits as well as borrowed funds and repurchase agreements combined of $1.0 million and $1.0 million, respectively.

Interest incurred on deposits decreased $1.0 million or 18.3% to $4.5 million for the three months ended September 30, 2002, compared to $5.5 million for the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 3.03% from 4.22% for the quarters ended September 30, 2002 and 2001, respectively. This decrease was partially offset by an increase in the average balance of interest-bearing deposits of $71.0 million or 13.8% to $586.2 million for the three months ended September 30, 2002, compared to $515.2 million for the same period in the prior year.

Interest incurred on borrowed funds and repurchase agreements, combined decreased $1.0 million or 11.7% to $7.7 million for the three months ended September 30, 2002, compared to $8.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 5.32% from 6.00% for the quarters ended September 30, 2002 and 2001, respectively. In addition to the decrease in the cost of funds, the average balance of borrowed funds and repurchase agreements decreased a combined $11.1 million or 1.9% to $566.4 million for the three months ended September 30, 2002, compared to $577.5 million for the same period in the prior year.

Interest expense decreased $6.3 million or 13.9% to $39.1 million for the nine months ended September 30, 2002, compared to $45.4 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds as well as repurchase agreements combined of $3.0 million and $3.3 million, respectively.

Interest incurred on deposits decreased $3.0 million or 17.5% to $14.1 million for the nine months ended September 30, 2002, compared to $17.1 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 3.25% for the nine months ended September 30, 2002 compared to 4.47% for the same period in the prior year. Partially offsetting this decline was an increase in the average balance of interest-bearing deposits of $69.4 million or 13.6% to $580.8 million for the nine months ended September 30, 2002, compared to $511.4 million for the same period in the prior year.

Interest incurred on borrowed funds and repurchase agreements combined decreased $3.3 million or 12.5% to $23.3 million for the nine months ended September 30, 2002, compared to $26.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 5.45% for the nine months ended September 30, 2002, compared to 6.17% for the same period in the prior year. In addition to the decrease in the cost of these funds, the average balance of borrowed funds and repurchase agreements decreased a combined $12.6 million or 2.2% to $564.7 million for the nine months ended September 30, 2002, compared to $577.4 million for the nine months ended September 30, 2001.

(RECOVERY OF) PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $108,000 reflecting a recovery of loan losses of $103,000 for the three months ended September 30, 2002 compared to a provision for loan losses of $5,000 for the same period in the prior year. The provision for loan losses decreased $624,000 reflecting a recovery of loan losses of $580,000 for the nine months ended September 30, 2002 compared to a provision for loan losses of $44,000 for the same period in the prior year. The recoveries for the nine months ended September 30, 2002 include a final recovery of $402,000 on the Company's Bennett Lease pools, which was received from the bankruptcy trustee and a reduction to the provision for loan losses of approximately $150,000, which resulted from the whole loan sale and securitization of a portion of the Company's 1-4 family residential mortgage loans. These recoveries were increased by other operating recoveries recorded in the third quarter of 2002 and partially offset by provisions recorded in the first and second quarters of 2002 resulting from the normal operations of the Company. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company's total allowance for losses on loans at September 30, 2002 amounted to $4.1 million or 1.1% of the Company's total loan portfolio as compared to $5.1 million or 0.95% at December 31, 2001. The Company's allowance for losses on loans as a percentage of non-performing loans was 182.66% and 205.72% at September 30, 2002 and December 31, 2001, respectively.

NON-INTEREST INCOME. Non-interest income decreased $516,000 or 29.0% to $1.3 million for the three months ended September 30, 2002, compared to $1.8 million for the same period in the prior year. This decrease can be attributed to decreases in fees and service charges, net realized gains on sale of securities and other income of $140,000, $335,000 and $50,000, respectively. Gross gains on securities for the three months ended September 30, 2002 were $554,000, offset by impairment losses of $132,000 on certain publicly traded equity investments classified as other than temporary. Non-interest income increased $566,000 or 16.7% to $4.0 million for the nine months ended September 30, 2002, compared to $3.4 million for the same period in the prior year. This increase can be attributed to increases in fees and service charges, the cash surrender value of the BOLI and other income of $522,000, $104,000 and $128,000, respectively, between periods. Partially offsetting these increases was a decrease to net realized gain on sale of securities available for sale of $188,000. Gross gains on securities for the nine month period ended September 30, 2002 were $1.2 million, offset by gross securities losses of $702,000. Gross securities losses for the included impairment losses of $290,000 on certain publicly traded equity investments classified as other than temporary.

NON-INTEREST EXPENSE. Non-interest expense decreased $506,000 or 11.4% to $3.9 million for the three months ended September 30, 2002, from $4.4 million for the same period in the prior year. This decrease was primarily the result of a decrease to other expense of $805,000, partially offset by increases in compensation and employee benefits, premises and equipment and data processing expenses of $269,000, $25,000 and $10,000, respectively. Non-interest expense increased $1.0 million or 8.5% to $12.8 million for the nine months ended September 30, 2002, from $11.8 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $724,000, $75,000, $132,000 and $73,000, respectively.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $199,000 or 66.6% to $498,000 for the three months ended September 30, 2002 and $528,000 or 57.1% to $1.5 million for the nine months ended September 30, 2002 compared to $299,000 and $924,000, respectively, for the prior year periods. These increases in the provision for income taxes are primarily attributable to the increases to net income for the quarter and year to date as compared to the same periods in the prior year.

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



------------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                            THREE MONTHS ENDED SEPTEMBER 30,

                                                                     2002                                      2001
                                                    -------------------------------------     -------------------------------------
                                                     AVERAGE                      YIELD /      AVERAGE                     YIELD /
                                                     BALANCE     INTEREST          RATE        BALANCE     INTEREST        RATE
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $  702,011    $   10,204          5.81%   $  452,988   $    7,259          6.41%
    Taxable corporate bonds available for sale         53,239           368          2.70%       58,793          703          4.68%
    Tax-exempt securities available for sale           91,453         1,805          7.89%       90,749        1,824          8.04%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      846,703        12,377          5.84%      602,530        9,786          6.49%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    Mortgage loans                                    265,173         4,811          7.26%      448,947        8,466          7.54%
    Other loans                                        74,349         1,276          6.81%       81,635        1,536          7.46%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      339,522         6,087          7.16%      530,582       10,002          7.53%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    Cash equivalents                                   10,825            35          1.28%        8,852           55          2.49%
    FHLB stock                                         24,180           197          3.23%       22,082          376          6.81%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                       35,005           232          2.63%       30,934          431          5.57%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    TOTAL INTEREST-EARNING ASSETS                   1,221,230        18,696          6.12%    1,164,046       20,219          6.94%
    Other noninterest-earning assets                   85,526          --            --          55,184         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total assets                              $1,306,756    $   18,696          5.72%   $1,219,230   $   20,219          6.62%
                                                   ==========    ==========    ==========    ==========   ==========    ==========

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits               $  215,839    $      682          1.25%   $  183,423   $      920          1.99%
    Time deposits                                     370,312         3,798          4.07%      331,746        4,562          5.46%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      586,151         4,480          3.03%      515,169        5,482          4.22%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    FHLB advances                                     476,486         6,483          5.32%      432,293        6,552          6.01%
    Repurchase agreements & other borrowings           89,882         1,226          5.34%      145,173        2,181          5.96%
    Preferred securities                               24,186           557          9.21%       24,142          557          9.15%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
    TOTAL INTEREST-BEARING LIABILITIES              1,176,705        12,746          4.26%    1,116,777       14,772          5.25%
    Noninterest-bearing demand deposits                22,023          --            --          16,982         --            --
    Other noninterest-bearing liabilities              13,804          --            --           8,653         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total liabilities                          1,212,532        12,746          4.14%    1,142,412       14,772          5.13%
         Stockholders' equity                          94,224          --            --          76,818         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total liabilities and equity              $1,306,756    $   12,746          3.84%   $1,219,230   $   14,772          4.81%
                                                   ==========    ==========    ==========    ==========   ==========    ==========

NET INTEREST INCOME                                              $    5,950                               $    5,447
                                                                 ==========                               ==========

INTEREST RATE SPREAD (difference between
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)                                           1.85%                                    1.69%
                                                                               ==========                               ==========

NET INTEREST MARGIN (net interest
  income as a percentage of average
  interest-earning assets)                                                           2.01%                                    1.95%
                                                                               ==========                               ==========
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in thousands)                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                                     2002                                     2001
                                                   ----------------------------------------  --------------------------------------
                                                      AVERAGE                      YIELD /       AVERAGE                    YIELD /
                                                      BALANCE      INTEREST         RATE         BALANCE    INTEREST         RATE
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
    Taxable securities available for sale          $  594,141    $   26,205          5.88%   $  455,466   $   22,780          6.67%
    Taxable corporate bonds available for sale         55,244         1,154          2.75%       56,279        2,403          5.63%
    Tax-exempt securities available for sale           89,812         5,309          7.88%       90,414        5,499          8.11%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      739,197        32,668          5.89%      602,159       30,682          6.79%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    Mortgage loans                                    368,456        20,042          7.25%      445,420       25,398          7.60%
    Other loans                                        75,924         3,970          6.99%       81,392        4,768          7.83%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      444,380        24,012          7.21%      526,812       30,166          7.64%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    Cash equivalents                                   10,120           100          1.32%        8,719          219          3.35%
    FHLB stock                                         23,546           637          3.62%       20,926        1,058          6.74%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                       33,666           737          2.93%       29,645        1,277          5.74%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    TOTAL INTEREST-EARNING ASSETS                   1,217,243        57,417          6.29%    1,158,616       62,125          7.15%
    Other noninterest-earning assets                   73,307          --            --          52,135         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total assets                              $1,290,550    $   57,417          5.93%   $1,210,751   $   62,125          6.84%
                                                   ==========    ==========    ==========    ==========   ==========    ==========

INTEREST-BEARING LIABILITIES:
    Interest-bearing demand deposits               $  211,104    $    2,305          1.46%   $  179,997   $    2,950          2.19%
    Time deposits                                     369,710        11,819          4.27%      331,419       14,160          5.71%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
                                                      580,814        14,124          3.25%      511,416       17,110          4.47%
                                                   ----------    ----------    ----------    ----------   ----------    ----------

    FHLB advances                                     462,662        19,184          5.47%      410,361       19,029          6.20%
    Repurchase agreements & other borrowings          102,045         4,150          5.36%      166,995        7,628          6.11%
    Preferred securities                               24,175         1,670          9.21%       24,131        1,670          9.25%
                                                   ----------    ----------    ----------    ----------   ----------    ----------
    TOTAL INTEREST-BEARING LIABILITIES              1,169,696        39,128          4.44%    1,112,903       45,437          5.46%
    Noninterest-bearing demand deposits                21,095          --            --          15,720         --            --
    Other noninterest-bearing liabilities              13,122          --            --           8,044         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total liabilities                          1,203,913        39,128          4.31%    1,136,667       45,437          5.34%
         Stockholders' equity                          86,637          --            --          74,084         --            --
                                                   ----------    ----------    ----------    ----------   ----------    ----------

         Total liabilities and equity              $1,290,550    $   39,128          4.02%   $1,210,751   $   45,437          5.02%
                                                   ==========    ==========    ==========    ==========   ==========    ==========

NET INTEREST INCOME                                              $   18,289                               $   16,688
                                                                 ==========                               ==========

INTEREST RATE SPREAD (difference between
  weighted average rate on interest-earning
  assets and interest-bearing liabilities)                                           1.85%                                    1.69%
                                                                               ==========                               ==========

NET INTEREST MARGIN (net interest
  income as a percentage of average
  interest-earning assets)                                                           2.03%                                    1.98%
                                                                               ==========                               ==========

----------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following tables analyze the changes in interest income and interest expense, between the three and nine month period ended September 30, 2002 and 2001, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company's interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 2002 and 2001 is presented as follows:


-----------------------------------------------------------------------------------------------------------------------------

 (Dollar amounts in thousands)                                                          2002 VERSUS 2001

                                                                                   INCREASE (DECREASE) DUE TO
                                                                    ---------------------------------------------------------
                                                                       VOLUME                 RATE                 TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
   Securities                                                       $    3,648            $   (1,057)           $    2,591
   Loans                                                                (3,446)                 (469)               (3,915)
   Cash equivalents                                                         10                   (30)                  (20)
   FHLB stock                                                               33                  (212)                 (179)
                                                                    ----------            ----------            ----------

   Total interest-earning assets                                           245                (1,768)               (1,523)
                                                                    ----------            ----------            ----------

INTEREST EXPENSE:
   Deposits                                                                685                (1,687)               (1,002)
   FHLB advances                                                           636                  (705)                  (69)
   Repurchases & other borrowings                                         (769)                 (186)                 (955)
   Preferred securities                                                      1                    (1)                 --
                                                                    ----------            ----------            ----------

   Total interest-bearing liabilities                                      553                (2,579)               (2,026)
                                                                    ----------            ----------            ----------

NET INTEREST INCOME                                                 $     (308)           $      811            $      503
                                                                    ==========            ==========            ==========
-----------------------------------------------------------------------------------------------------------------------------


The table analyzing changes in interest income between the nine months ended September 30, 2002 and 2001 is presented as follows:



-----------------------------------------------------------------------------------------------------------------------------

 (Dollar amounts in thousands)                                                            2002 VERSUS 2001

                                                                                     INCREASE (DECREASE) DUE TO
                                                                    ---------------------------------------------------------
                                                                        VOLUME                RATE                 TOTAL
-----------------------------------------------------------------------------------------------------------------------------
 Interest income:
   Securities                                                       $    6,397            $   (4,411)           $    1,986
   Loans                                                                (4,525)               (1,629)               (6,154)
   Cash equivalents                                                         31                  (150)                 (119)
   FHLB stock                                                              119                  (540)                 (421)
                                                                    ----------            ----------            ----------

   Total interest-earning assets                                         2,022                (6,730)               (4,708)
                                                                    ----------            ----------            ----------

INTEREST EXPENSE:
   Deposits                                                              2,111                (5,097)               (2,986)
   FHLB advances                                                         2,285                (2,130)                  155
   Repurchases & other borrowings                                       (2,713)                 (765)               (3,478)
   Preferred securities                                                      3                    (3)                 --
                                                                    ----------            ----------            ----------

   Total interest-bearing liabilities                                    1,686                (7,995)               (6,309)
                                                                    ----------            ----------            ----------

NET INTEREST INCOME                                                 $      336            $    1,265            $    1,601
                                                                    ==========            ==========            ==========

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

As of September 30, 2002, the implementation of these asset and liability initiatives resulted in the following: (i) $159.9 million or 44.4% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $66.6 million or 37.1% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $291.2 million or 44.9% of the Company's portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company's products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2002, the Company's interest-earning assets maturing or repricing within one year totaled $488.9 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $566.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $77.4 million or a negative 5.9% of total assets. At September 30, 2002, the percentage of the Company's assets to liabilities maturing or repricing within one year was 86.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution's interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and decay assumptions under various interest rate scenarios. At September 30,

2002, the Company's simulation model indicated that the Company's statement of financial condition is liability sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 7.6% over such 24 month period.

LIQUIDITY


The Company's primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 2002, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $13.9 million, unused lines of credit totaling $37.8 million and $13.6 million of undisbursed loans in process.

At September 30, 2002, certificates of deposit amounted to $359.8 million or 60.3% of the Company's total consolidated deposits, including $240.1 million, which were scheduled to mature by September 30, 2003. At the same date, the total amount of borrowed funds which were scheduled to mature by September 30, 2003 was $271.2 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2003 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 2002, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.4%, 6.4% and 14.7%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

            99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

            99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350)

(b) Form 8-K - The Company filed a Form 8-K dated September 17, 2002 to report a six for five stock split and a quarterly cash dividend of $0.10 per share payable on October 25, 2002 to the stockholders of record at the close of business on September 30, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ESB FINANCIAL CORPORATION



Date:  November 12, 2002            By:      /s/ Charlotte A. Zuschlag
                                    -------------------------------------------
                                    Charlotte A. Zuschlag
                                    President and Chief Executive Officer

Date:  November 12, 2002            By:      /s/ Charles P. Evanoski
                                    -------------------------------------------
                                    Charles P. Evanoski
                                    Group Senior Vice President and
                                    Chief Financial Officer

CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charlotte A. Zuschlag, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of ESB Financial Corporation (the "Registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                 By: /s/ Charlotte A. Zuschlag
                                        --------------------------------
                                        Charlotte A. Zuschlag
                                        President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles P. Evanoski, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of ESB Financial Corporation (the "Registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                    By: /s/ Charles P. Evanoski
                                           ----------------------------------
                                           Charles P. Evanoski
                                           Group Senior Vice President and
                                           Chief Financial Officer