Form 10-K
period 2002-12-31
ESB FINANCIAL CORP
filed 2003-03-27
CIK 872835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (724) 758-5584

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

Yes ☐	No ☒

As of June 28, 2002, the aggregate value of the 5,907,238 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,141,481 shares held by all directors and officers of the Registrant as a group, was approximately $72.5 million.  This amount is based on the closing sales price of $12.27 per share of the Registrant’s Common Stock on June 28, 2002.

Number of shares of Common Stock outstanding as of February 28, 2003: 8,467,693

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2002 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 16, 2003 Annual Meeting of Stockholders	Parts II and III

ESB FINANCIAL CORPORATION

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary bank, ESB Bank, F.S.B. (ESB or the Bank).  The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, PennFirst Capital Trust I (the Trust), a Delaware statutory business trust established in 1997 to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established to provide residential and commercial loan closing services and issue title insurance policies.

As of December 31, 2002, the Company had consolidated total assets of $1.3 billion and stockholders’ equity of $96.4 million.  For the year ended December 31, 2002, the Company realized consolidated net income and diluted net income per share of $9.0 million and $1.03, respectively.

ESB is a federally chartered, Federal Deposit Insurance Corporation (FDIC) insured, stock savings bank, which conducts business through 17 offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania.  ESB operates three wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company, (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments and  (iii) PennFirst Financial Advisory Services, Inc., which entered into a strategic alliance with Raymond James Financial Services, Inc., to make available a vast array of nondeposit investment products and financial advisory services for individuals and corporations served by ESB Bank.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial properties, consumer loans, commercial business loans, securities and interest-earning deposits.  In addition, the Company utilizes borrowed funds, primarily advances from the Federal Home Loan Bank (FHLB) of Pittsburgh and repurchase agreements, to fund the Company’s investing activities.  The Company invests in securities issued by the U.S. government and agencies and other investments permitted by federal law and regulations.

The Company and ESB are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), the chartering authority of the Bank, and the FDIC as the administrator of the Savings Association Insurance Fund (SAIF).  Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC).  Customer deposits with the Bank are insured to the maximum extent provided by law through the SAIF.  The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system.  The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board), which governs the reserves required to be maintained against deposits and certain other matters.

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

Market Area

The Company’s primary market area includes Allegheny, Butler, Beaver and Lawrence counties in Western Pennsylvania.  The Company’s business is conducted through its corporate office located in Ellwood City, PA, and the Bank’s 17 offices.

Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General.  As of December 31, 2002, the Company’s net loans receivable amounted to $339.3 million or 25.7% of the Company’s total assets.  Loans secured by real estate amounted to $278.4 million or 78.3% of total loans receivable.  Consumer loans and commercial business loans amounted to $61.1 million or 17.2% and $16.1 million or 4.5%, respectively, of the Company’s total loan portfolio.

The Company’s lending activities are conducted through the Bank.  The Company’s loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company’s market area.  In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area.  These loans include construction loans, commercial real estate loans and a variety of consumer loans.  Loans originated in the Company’s market area, both fixed and adjustable rate, are made primarily for retention in the Company’s own portfolio. The Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania.  Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

(Dollar amounts in thousands)	2002		2001		2000		1999		1998

	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%

Real estate loans:
Residential - single family	$154,438	43.4%	$335,838	62.1%	$333,726	61.8%	$249,801	60.2%	$222,831	58.8%
Residential - multi family	31,661	8.9%	29,154	5.4%	26,998	5.0%	15,035	3.6%	11,206	3.0%
Commercial	51,495	14.5%	48,869	9.0%	48,633	9.0%	39,171	9.4%	32,300	8.5%
Construction	40,778	11.5%	46,072	8.5%	51,523	9.5%	42,935	10.4%	41,215	10.9%

Total real estate loans	278,372	78.3%	459,933	85.1%	460,880	85.4%	346,942	83.6%	307,552	81.2%
Other loans:
Consumer loans	61,087	17.2%	65,815	12.2%	68,099	12.6%	59,351	14.3%	56,897	15.0%
Commercial business loans	16,080	4.5%	15,264	2.8%	10,692	2.0%	8,884	2.1%	14,216	3.8%

Total other loans	77,167	21.7%	81,079	15.0%	78,791	14.6%	68,235	16.4%	71,113	18.8%

Total loans receivable	355,539	100.0%	541,012	100.0%	539,671	100.0%	415,177	100.0%	378,665	100.0%

Less:
Allowance for loan losses	4,237		5,147		4,981		4,823		4,815
Net deferred fees/discounts	88		483		1,380		858		785
Loans in process	11,890		14,309		21,557		15,732		15,008

Net loans receivable	$339,324		$521,073		$511,753		$393,764		$358,057

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2002.  Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total

Real estate loans	$20,779	$53,012	$52,208	$152,373	$278,372
Consumer loans	10,700	28,729	17,451	4,207	61,087
Commercial business loans	13,032	2,657	303	88	16,080

	$44,511	$84,398	$69,962	$156,668	$355,539

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2002:

(Dollar amounts in thousands)	Fixed rates	Adjustable rates

Real estate loans	$184,700	$72,893
Consumer loans	34,005	16,382
Commercial business loans	1,614	1,434

	$220,319	$90,709

Fixed and adjustable rate loans represented $246.5 million or 69.3% and $109.0 million or 30.7%, respectively, of the Company’s total loan portfolio as of December 31, 2002.

Contractual maturities of loans do not reflect the actual term of the Company’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses which give the Company the right to declare a loan immediately payable in the event, among other things, that the borrower sells the real property subject to the mortgage.   The average life of mortgage loans tends to increase when current market mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current market interest rates.

Origination, Purchase and Sale of Loans.  The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes Western Pennsylvania, through officers of the Company who evaluate applications received at all of the Company’s locations.  Such applications are primarily received through referrals by real estate agents, attorneys and builders, as well as customer walk-ins.  The Company also, to a lesser extent, originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank’s loan products to a variety of customers throughout Western Pennsylvania.  Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated directly by the Company.

Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company’s mortgage banking correspondent relationships.  The processing, underwriting and approval of real estate and commercial business loans is performed primarily at the Company’s Ellwood City and Wexford offices.  The Company believes this centralized approach to evaluating such loan applications allows it to review, process and approve such applications more efficiently and effectively than would be afforded by a decentralized approach.  The Company also believes that this approach enhances its ability to service and monitor these types of loans.  The Company’s mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to 1% of the loan amount.  Underwriting of these loans is performed by the Company.  Due to the average size of the consumer loans originated by the Company, processing, underwriting, approval and servicing of such loans is generally performed at the branch offices where such loans are originated.

As of December 31, 2002, $9.8 million or 2.8% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions. These loans are secured by real estate properties located within the U.S. and were acquired by the Company in conjunction with the Company’s four acquisitions.  There were no loans or loan participations purchased by the Company during year ended December 31, 2002.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards.  The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio.  Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs.  As of December 31, 2002, all of the Company’s purchased loans were serviced by sellers.

The Company’s residential non-construction real estate loans are generally originated under terms, conditions and documentation requirements which permit their sale in the secondary market.  The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity.  However, from time to time over the past several years, the Company has originated and sold 15 to 30-year fixed rate residential loans, servicing released, as a means of satisfying the demand for such loans within the Company’s primary market area when market interest rates on such loans did not meet the Company’s prevailing asset/liability gap and investment objectives.  Any loan held in the available for sale portfolio is subject to a takedown commitment from an investor.

During 2002, the Company completed a whole loan sale of $33.1 million of fixed and adjustable rate 1-4 family residential mortgage loans.  The Company recognized a $510,000 gain on the sale of these loans, $265,000 of which relates to retained servicing on these loans.  In addition to the whole loan sale, during the second quarter, the Company also securitized 1-4 family residential mortgage loans with the Federal Home Loan Mortgage Corporation (FHLMC) totaling approximately $134.3 million.  The Company retained servicing rights in the securitized loans, all of which were retained in the securities available for sale portfolio, and recorded a servicing asset of approximately $941,000.

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2002	2001	2000

Net loans receivable at beginning of period	$521,073	$511,753	$393,764
Loans associated with acquisition of SHS	—	—	60,829
Loans associated with acquisition of WSB	—	18,895	—
Originations:
Single-family residential real estate	83,594	77,709	76,802
Multi-familiy residential and commercial real estate	22,735	17,754	31,639
Construction	18,107	22,885	12,426
Consumer	32,745	30,385	34,379
Commercial business	6,066	6,832	5,347

	163,247	155,565	160,593
Repayments on loans	(177,947)	(160,503)	(100,897)
Loans Securitized	(134,300)	—	—
Loans transferred from loans receivable to loans held for sale	(33,100)	—	—
Transfers to real estate acquired through foreclosure	(26)	(310)	(2,050)
Other changes	377	(4,327)	(486)

Net loans receivable at end of period	$339,324	$521,073	$511,753

Loan Underwriting Policies.  The Company’s lending activities are subject to written non-discriminatory underwriting standards and loan procedures prescribed by the Board of Directors and management.  Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations.  Property valuations are performed primarily by independent outside appraisers approved by the Board of Directors.  The Company has established three levels of lending authority.  Loans must be approved by loan officers, the internal loan committee and/or, depending on the amount and characteristics of the loan, the Board of Directors.

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience.  All loans in excess of an individual’s designated limits are referred to the officer with the requisite authority or the Officers’ Loan Committee of the Bank.  The President and Chief Executive Officer of the Company has approval authority equal to the FHLMC maximum conforming loan amount as revised from time to time for loans secured by residential real estate and up to $150,000 for all other loan types.  Other members of the Officers’ Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount.  The Officers’ Loan Committee, which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending and any loan officer designated by the President and approved by the Board of Directors, is authorized to act on individual loan applications up to $1.0 million so long as all of the loans and commitments to the individual applicant do not aggregate above $1.0 million.

The third level of lending authority is reserved for the Board of Directors or the Board’s Executive Committee which serve as the approval bodies for all individual loans above $1.0 million and loans to individual borrowers with aggregate loans and commitments above $1.0 million.

For residential real estate loans, it is the Company’s policy to have a mortgage creating a valid lien on real estate and to obtain a title insurance policy, which ensures that the property is free of prior encumbrances.  Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies.  Many borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements for real estate taxes are made.

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan.  For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio).  The Company also offers several other programs where loans are granted in excess of that limit.  The primary program is available on all residential mortgage products, including new construction, and permits LTV ratios of up to 95% provided that private mortgage insurance is obtained.  Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan.  On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio.  This program is limited since it does not require private mortgage insurance.  Total production limits have been established by the Board of Directors.  The program is a 100% LTV ratio home equity product.  The Company has also offered products for low- and moderate-income borrowers which can exceed the 80% LTV ratio.  These low- and moderate-income borrower programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act.  With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus.  As of December 31, 2002, ESB was permitted to lend approximately $13.1 million to any one borrower under this standard.  Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.  Higher limits may be available in certain circumstances.  The Company generally will limit its maximum exposure to any one borrower to $10.0 million.  As of December 31, 2002, the Company did not have any lending relationships which exceeded the Bank’s internal lending limit or the regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest.  As of December 31, 2002, $154.4 million or 43.4% of the total loan portfolio consisted of single-family residential mortgage loans.

Fixed rate residential loans are generally originated by the Company with 10 to 30 year terms.  Substantially all of the Company’s long-term, fixed rate residential mortgage loans originated include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage.  The Company enforces due-on-sale clauses.

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30-year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest.  One-year ARMs presently originated by the Company have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin.   The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan.  The Company also offers three, five and seven-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five or seven years after the origination date and then reprice periodically based upon an appropriate index.  The first rate change on the Company’s five and seven-year products is capped at a 6.0% increase.  The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially.   ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  However, these risks have not had an adverse effect on the Company to date.  When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2.0% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area.  As of December 31, 2002, the Company had $40.8 million or 11.5% of the total loan portfolio outstanding in construction loans.  Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements.  The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area.  These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds.  These projects are typically financed under acquisition and development loans or builder lines-of-credit.  As of December 31,

2002, acquisition and development loans were extended on 13 projects with $7.5 million outstanding under commitments approved in the aggregate amount of $13.2 million and builder lines-of-credit were extended to 18 builders with $12.6 million outstanding under lines approved in the aggregate amount of $27.6 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending.  The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests.  As of December 31, 2002, the Company had $83.2 million, or 23.4% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

Commercial real estate and multi-family mortgage loans are generally priced at prevailing market interest rates at the time of origination.  The commercial real estate loans in the Company’s portfolio are generally secured by apartment buildings, office buildings, small retail shopping centers and other income-producing properties in the Company’s primary market area.

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

Consumer Lending.  As of December 31, 2002, the Company’s consumer loan portfolio totaled $61.1 million or 17.2% of its total loan portfolio.  Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution’s total assets.  The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts.  The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds.  The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years.  The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations.  The Company has adopted underwriting standards for such lending designed to maintain asset quality.  The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans.  On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2002, the Company’s largest group of consumer loans was home equity loans.  The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 15 years.  As of December 31, 2002, $43.4 million or 71.0% of the Company’s consumer loan portfolio was made up of home equity loans.

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

Commercial Business Lending.  Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses.  Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes.  As of December 31, 2002, commercial business loans amounted to $16.1 million or 4.5% of the Company’s total loan portfolio.

Loan Servicing.  The Company services all loans it has originated for its portfolio.  In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors.  As of December 31, 2002, the

Company had $125.3 million in loans serviced for third-party investors.  Loans purchased are generally serviced by the company which originated the loans.  Those companies collect a fee for servicing the loans.

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

If the delinquency exceeds 60 days, the Company works with the borrower to set up a satisfactory repayment schedule.  Loans are considered non-accruing upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans.  When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Company institutes foreclosure action on secured loans only if all other remedies have been exhausted.  If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Company may be the buyer.

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

As of December 31, 2002, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $3.6 million or 0.28% of the Company’s total assets.

Classified Assets.  Regulations applicable to insured institutions require the classification of problem assets as “substandard”, “doubtful” or “loss” depending upon the existence of certain characteristics as discussed below.  A category designated “special mention” must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems.  An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  A substandard asset is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified as substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Company’s classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management.  Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities.

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2002, the Company’s classified and criticized assets amounted to $9.6 million with $6.0 million classified as substandard, $19,000 classified as doubtful, $812,000 classified as loss and $2.8 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2002	2001	2000	1999	1998

Non-accrual loans:
Real estate loans	$2,137	$1,344	$1,470	$2,461	$2,943
Consumer and commercial business	405	1,158	1,165	1,873	2,038

Total non-accrual loans	2,542	2,502	2,635	4,334	4,981

Total as a percentage of total assets	0.19%	0.20%	0.22%	0.42%	0.51%

Real estate acquired through foreclosure	1,092	1,590	1,817	71	21

Total as a percentage of total assets	0.08%	0.13%	0.15%	0.01%	0.00%

Total non-performing assets	$3,634	$4,092	$4,452	$4,405	$5,002

Total non-performing assets as a percentage of total assets	0.28%	0.32%	0.37%	0.43%	0.51%

As had been previously reported, on December 31, 2001, non-accrual consumer and commercial business loans included $859,000 in non-performing Bennett Funding Group (BFG) lease loans. On May 15, 2002, a settlement agreement was reached with the Bankruptcy Trustee for BFG that resulted in a final resolution and payment to the Company on this lease loan portfolio.  This settlement was approved by the Bankruptcy Court and included mutual waivers and releases by both parties in addition to the monetary transaction.  As a result of the settlement, an additional $404,000 was applied to the outstanding balance resulting in a final loss of principal on the lease loans of $455,000.  No further balances remain on the Company’s books from this loan relationship.  A history of the loan relationship follows.  The lease agreements were purchased by the Company and were secured by commercial equipment leases located in various parts of the country.  On March 29, 1996, it was reported that BFG was the target of a civil complaint filed by the SEC and further reported on April 1, 1996, that BFG filed a Chapter 11 bankruptcy petition and was halting payments on the lease agreements.  As a result of the foregoing, during the quarter ended March 31, 1996, the Company placed all $3.6 million of the lease agreements on non-accrual status and established a reserve of approximately $900,000 for potential losses related to such lease agreements.  During the quarter ended June 30, 1997, as a result of questions concerning the ultimate collectibility of certain lease agreements and concerns with respect to the Company’s security interest in the collateral securing certain lease agreements, the Company provided an additional $600,000 in loan loss reserves.  In addition to the security interest in the leases a portion of these lease agreements were also insured against payment losses.  Subsequent to the bankruptcy filing, a Bankruptcy Trustee was appointed by the U.S. Bankruptcy Court for the Northern District of New York to oversee the reorganization of BFG.  As part of this reorganization process, the Trustee had challenged the claims of all involved banks with respect to their security interests.

On October 15, 1997, the U.S. Bankruptcy Court for the Northern District of New York found the Company’s interest to be secured and ordered the Bankruptcy Trustee for BFG to pay over to the Company within 30 days thereof an aggregate of approximately $1.3 million, which represented principal payments, excluding interest accrued thereon and certain setoffs on ten of the thirteen lease agreements.  Such payments reduced the outstanding balance of the lease agreements to approximately $2.3 million.  The Bankruptcy Trustee filed an appeal to the Order of the Bankruptcy Court.  However, in November 1997, the Company received a payment in the amount of $1.3 million from the Trustee  and applied this payment to the outstanding principal balance of the leases.  Additionally, the Court further ordered the Bankruptcy Trustee to turn over to the Company on a monthly basis, payments collected on such leases.

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

On November 29, 2000 the United States District Court for the Northern District of New York issued an order upholding the Bankruptcy Court Order regarding the affirmation of the Company’s security interest in the leases and instructing the trustee to make payments to the Company on twelve of the thirteen portfolios.  The Trustee appealed the District Court ruling to the United States Second Circuit Court.  Additionally, the Trustee also alleged fraudulent conveyance claims against the Company, which the Company believed were without merit and vigorously defended.  The Bankruptcy Court issued an order directing mediation for this matter.  This mediation resulted in the aforementioned settlement agreement with the trustee which included the final payment of $404,000. Also see the BFG discussion in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2002 Annual Report to Stockholders attached hereto as Exhibit 13.

As of December 31, 2002, REO included a property of $1.1 million.  This REO was originated as a commercial mortgage loan on a medical office building.  The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building.  In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings.  The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated costs to carry and dispose of the property. An appraisal in January of 2002 indicated the value of the property to be approximately $1.3 million and the Bank wrote down the property to a value of approximately $1.1 million.  The Bank is currently actively attempting to lease the building to realize its market value and enhance its marketability.

Allowance for Loan Losses.  Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio.  The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for losses.  Management believes that the Company’s allowance for losses as of December 31, 2002 of $4.2 million is appropriate to cover embedded losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2002	2001	2000	1999	1998

Balance at beginning of period	$5,147	$4,981	$4,823	$4,815	$4,807
Allowance for loan losses of acquired companies	—	154	544	—	—
(Recovery of) provision for loan losses	(410)	47	(55)	54	5
Charge-offs
Real estate loans	(15)	(2)	(352)	(1)	—
Consumer and commercial business loans	(527)	(42)	(57)	(54)	(18)

	(542)	(44)	(409)	(55)	(18)
Recoveries	42	9	78	9	21

Balance at end of period	$4,237	$5,147	$4,981	$4,823	$4,815

Ratio of net charge-offs to average loans outstanding	0.12%	0.01%	0.07%	0.01%	0.00%

Ratio of allowance to total loans at end of period	1.19%	0.95%	0.92%	1.16%	1.26%

Balance at end of period applicable to:
Real estate loans	$3,031	$3,141	$2,974	$2,370	$2,147
Consumer and commercial business loans	1,206	2,006	2,007	2,453	2,668

Balance at end of period	$4,237	$5,147	$4,981	$4,823	$4,815

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh.  The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts.  The accounts earn interest daily at a rate which approximates the rate on federal funds.  Such funds are withdrawable upon demand and are not federally insured.  Interest-earning deposits at the FHLB of Pittsburgh totaled $9.5 million as of December 31, 2002.

Investment Activities

General.  The Company’s investment activities involve investment in numerous types of investment securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and savings institutions, commercial paper, corporate debt securities, tax-exempt obligations (including primarily municipal obligations of state and local governments), mutual funds and federal funds.

The Company also maintains a portfolio of mortgage-backed securities which are insured or guaranteed by FHLMC, the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA).  Mortgage-backed securities increase the quality of the Company’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:
December 31, 2002:
Trust Preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate Bonds	112,187	4,754	(6,730)	110,211

	$215,302	$8,942	$(6,865)	$217,379

December 31, 2001:
Trust Preferred securities	$1,967	$—	$(17)	$1,950
U.S. Government securities	5,975	318	—	6,293
Municipal securities	87,648	964	(680)	87,932
Equity securities	2,360	144	(253)	2,251
Corporate Bonds	116,325	1,974	(3,839)	114,460

	$214,275	$3,400	$(4,789)	$212,886

December 31, 2000:
Trust Preferred securities	$2,000	$—	$(287)	$1,713
U.S. Government securities	19,983	175	(28)	20,130
Municipal securities	93,577	1,132	(844)	93,865
Equity securities	2,878	236	(580)	2,534
Corporate Bonds	77,931	771	(4,144)	74,558

	$196,369	$2,314	$(5,883)	$192,800

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:
December 31, 2002
GNMA	$138,598	$5,333	$—	$143,931
FNMA	241,106	4,470	(35)	245,541
FHLMC	220,166	7,147	—	227,313
Collateralized mortgage obligations	30,534	450	(13)	30,971

	$630,404	$17,400	$(48)	$647,756

December 31, 2001
GNMA	$210,465	$3,022	$(56)	$213,431
FNMA	93,442	1,032	(273)	94,201
FHLMC	46,921	703	(164)	47,460
Collateralized mortgage obligations	71,712	690	(98)	72,304

	$422,540	$5,447	$(591)	$427,396

December 31, 2000:
GNMA	$279,255	$1,554	$(1,121)	$279,688
FNMA	29,305	392	(88)	29,609
FHLMC	23,139	305	(7)	23,437
Collateralized mortgage obligations	81,484	21	(1,625)	79,880

	$413,183	$2,272	$(2,841)	$412,614

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2002	2001	2000

Mortgage-backed securities at the beginning of period	$427,396	$412,614	$396,884
Mortgage-backed securities acquired in connection with:
the acquisition of SHS	—	—	18,524
the acquisition of WSB	—	5,011	—
Purchases	340,039	156,220	86,740
Securitization	134,300	—	—
Sales	(34,895)	(33,290)	(37,504)
Repayments	(230,020)	(118,677)	(62,997)
Net (amortization) of premium and accretion of discount	(1,561)	94	554
Change in unrealized gain on mortgage-backed securities available for sale	12,497	5,424	10,413

Mortgage-backed securities at the end of period	$647,756	$427,396	$412,614

Weighted average yield at the end of the period	5.38%	6.33%	6.96%

The following table shows the contractual maturities of the Company’s investment and mortgage-backed securities portfolio as of December 31, 2002, excluding equity securities which have no maturity dates:

(Dollar amounts in thousands)	Available for sale

	Amortized cost	Fair value

Due in one year or less	$4,994	$5,064
Due from one year to five years	47,978	51,665
Due from five years to ten years	51,323	54,800
Due after ten years	740,098	752,198

	$844,393	$863,727

Due to prepayments of the underlying loans collateralizing mortgage-backed securities, the actual maturities of the securities are expected to be substantially less than the scheduled maturities.

As a member of the FHLB system, the Bank is required to meet certain minimum levels of liquid assets, which are subject to change from time to time.  The Company’s liquidity fluctuates with deposit flows, funding requirements for loans and other assets and the relative returns between liquid investments and various loan products.

The Board of Directors has established an investment policy, which provides for priorities for the Company’s investments with respect to the safety of the principal amount, liquidity, generation of income, management of interest rate risk and capital appreciation.  The policy permits investment in various types of liquid assets including, among others, U.S. Treasury and federal agency securities, municipal obligations, investment grade corporate bonds, and federal funds.

Sources of Funds

General.  The Company’s primary sources of funds for its lending and investment activities are deposits, principal and interest payments on loans and mortgage-backed securities, interest on securities and interest-bearing deposits, advances from the FHLB of Pittsburgh and repurchase agreement borrowings.

Deposits.  The Company offers a wide variety of deposit accounts with a range of interest rates and terms.  The primary types of deposit accounts are regular savings, checking and money market accounts and certificate accounts.  The primary source of these deposits is the market area in which the Bank’s offices are located.  The Company typically relies on customer service, advertising and existing relationships with customers to attract and retain deposits.  Deposit flows are significantly influenced by the general state of the economy, general market interest rates and the effects of competition.  The Company typically pays competitive interest rates within the market area but does not seek to match the highest rates paid by competing institutions in its primary market area.

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2002		2001		2000

Type of Account	Amount	%	Amount	%	Amount	%

Noninterest-bearing deposits	$19,039	3.2%	$16,126	2.7%	$9,620	1.9%
NOW account deposits	45,854	7.8%	43,592	7.4%	41,549	8.2%
Money Market deposits	71,124	12.1%	72,706	12.3%	65,467	12.8%
Passbook account deposits	93,271	15.8%	85,765	14.5%	72,248	14.2%
Time deposits	360,538	61.1%	373,810	63.1%	320,029	62.9%

	$589,826	100.0%	$591,999	100.0%	$508,913	100.0%

The Company had a total of $116.3, $105.6 and $74.3 million in deposits of $100,000 or more as of December 31, 2002, 2001 and 2000, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2002, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years
							Total

0.00% to 2.49%	$109,105	$3,546	$272	$564	$—	$—	$113,487
2.50% to 4.49%	35,646	47,264	35,511	22,235	1,720	119	142,495
4.50% to 6.49%	35,440	7,237	7,952	5,546	1,779	1,144	59,098
6.50% to 8.49%	41,325	642	3,136	355	—	—	45,458

	$221,516	$58,689	$46,871	$28,700	$3,499	$1,263	$360,538

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands)
Range of Rates	2002	2001	2003

0.00% to 2.49%	$113,487	$26,980	$—
2.50% to 4.49%	142,495	122,617	39,567
4.50% to 6.49%	59,098	122,478	146,602
6.50% to 8.49%r	45,458	101,735	133,860

	$360,538	$373,810	$320,029

As of December 31, 2002, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount

Three months or less	$15,334
More than three through six months	8,346
More than six through twelve months	2,901
More than twelve months	1,195

$27,776

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2002	2001	2000

Increase (decrease) before interest credited and acquisition	$(20,606)	$20,615	$(11,488)
Deposits assumed in connection with acquisition of SHS	—	—	67,432
Deposits assumed in connection with acquisition of WSB	—	39,614	—
Interest credited	18,433	22,857	21,186

Net deposit (decrease) increase	$(2,173)	$83,086	$77,130

Borrowings.  While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties.  In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland).  Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities.  The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities.  As of December 31, 2002, the Company had outstanding advances with the FHLB of $549.3 million.  See also “Regulation – Regulation of the Bank – Federal Home Loan Bank System”.

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

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2002	2001	2000

FHLB advances	$549,274	$433,815	$396,646
Repurchase agreements	45,600	119,640	191,272
ESOP borrowings	2,261	—	—
Treasury tax and loan note payable	188	188	171

	$597,323	$553,643	$588,089

Included in the $549.3 million of FHLB advances at December 31, 2002, is approximately $65.5 million of convertible select advances.  These advances reset to the 3-month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty.  It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2002	2001	2000

FHLB advances:
Average balance outstanding for the year	$196,683	$129,872	$131,959
Maximum amount outstanding at any month end during the year	253,449	171,051	176,544
Balance outstanding at year end	253,449	171,051	105,207
Weighted average interest rate during the year	5.35%	5.40%	6.23%
Weighted average interest rate at year end	4.74%	5.14%	5.96%
Repurchase agreements:
Average balance outstanding for the year	$79,457	$87,703	$91,744
Maximum amount outstanding at any month end during the year	108,640	106,000	109,800
Balance outstanding at year end	34,600	98,040	95,632
Weighted average interest rate during the year	4.93%	5.62%	5.86%
Weighted average interest rate at year end	3.12%	5.19%	6.02%
Treasury tax and loan note:
Average balance outstanding for the year	$161	$140	$147
Maximum amount outstanding at any month end during the year	188	188	379
Balance outstanding at year end	188	188	171
Weighted average interest rate during the year	1.48%	3.44%	6.07%
Weighted average interest rate at year end	1.09%	1.64%	6.25%
Total short term borrowings:
Average balance outstanding for the year	$276,301	$217,715	$223,850
Maximum amount outstanding at any month end during the year	362,277	277,239	286,723
Balance outstanding at year end	288,237	269,279	201,010
Weighted average interest rate during the year	5.23%	5.49%	6.08%
Weighted average interest rate at year end	4.54%	5.16%	5.99%

Trust Preferred Securities.  On December 9, 1997, the Trust issued $25.3 million of 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10.00 per share.  The Trust also issued $800,000 of 8.625% common securities to the Company.  The Trust’s obligations under the Preferred and Common Securities are fully and unconditionally guaranteed by the Company.

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

Subsidiaries

As of December 31, 2002, the Company had investments in PennFirst Financial Services, Inc. (PFSI), PennFirst Capital Trust I (the Trust) and THF, Inc., totaling approximately $37.9 million.  PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust is a Delaware statutory business trust established during 1997 to facilitate the issuance of trust preferred securities to the public by the Company.  THF, Inc. is a Pennsylvania corporation established to provide residential and commercial loan closing services and title closing services.

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

At December 31, 2002, ESB was authorized under the current regulations to have a maximum investment of $25.6 million in service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries.  On that date, ESB had a $3.7 million investment in AMSCO, Inc. (AMSCO), one of its three wholly-owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly-owned subsidiary of ESB  and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures.  Four of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing.  The four joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense.  The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.  As of December 31, 2002, AMSCO had total assets, consisting primarily of investments in six joint ventures, of $15.8 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB.  ESB provided financing for the project.  On January 19, 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location.  The office space is leased from ESB Bank Building Associates.  As of December 31, 2002, AMSCO had a $240,000 investment in ESB Bank Building Associates.

The second joint venture, McCormick Place, consists of a 40% interest in a partnership with two local developers.  McCormick Place purchased approximately nine acres of undeveloped land in Moon Township, Allegheny County, PA in April 1998 and developed the land into a twelve lot subdivision for the purpose of selling the lots for single-family residential construction.  ESB provided financing for the project which was repaid in full during 2000.  As of December 31, 2002, all of the twelve lots were sold and the project was completed.

The third joint venture, Madison Woods, consists of a 40% interest in a partnership with the same two local developers involved in McCormick Place.  Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction.  ESB is providing financing for the project.  As of December 31, 2002, 24 of the 56 lots remain unsold.  On that date, AMSCO had a $258,000 investment in Madison Woods.

The fourth joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder.  The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001.  The LLC has developed the land and began construction on a total of 80 quadplex, 30 duplex and 5 single-family homes.  ESB is providing both development and construction financing for the project. As of December 31, 2002, The Links at Deer Run had outstanding loans with ESB in the amount of $2.9 million and development costs of $5.1 million. As of December 31, 2002, 16 units were closed and 99 units remained in various stages of planning or construction.  On that date, AMSCO had a $879,000 investment in The Links at Deer Run.

The fifth joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in McCormick Place and Madison Woods.  McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction.  ESB is providing the financing for the project.  As of December 31, 2002, McCormick Farms had outstanding loans with ESB in the amount of $1.9 million and development costs of $3.8 million.  As of December 31, 2002,  3 units were closed and 73 remain in various stages of planning or construction.  On that date, AMSCO had a $1.3 million investment in McCormick Farms.

The sixth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder.  Brandy One purchased approximately 35 acres of undeveloped land in Conoquennessing Township, Butler County, PA in October 2001.  The LLC has begun development work for the purpose of constructing 112 quadplex homes.  ESB is providing financing for the project.  As of December 31, 2002, Brandy One had outstanding loans with ESB in the amount of $2.6 million and development costs $4.4 million.  As of December 31, 2002, 12 units were closed and 100 remain in various stages of planning or construction.  On that date, AMSCO had a $642,000 investment in Brandy One.

The Bank’s second wholly-owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000.  EFS is engaged in the management of single-family real estate loans through a participation agreement with the Bank.

The Bank’s third wholly-owned subsidiary, PennFirst Financial Advisory Services, Inc. (PFAS), was incorporated in August of 2001. PFAS entered into a strategic alliance with Raymond James Financial Services, Inc., to make available a vast array of nondeposit investment products and financial advisory services for individuals and corporations served by ESB Bank.

A savings institution is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks.  Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Bank which are engaged in such activities are subject to exclusion from their respective regulatory capital calculation.  See “Regulation – Regulation of the Bank – Regulatory Capital Requirements”.

REGULATION

Set forth below is a brief description of certain laws and regulations, which relate to the regulation of the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.  Certain federal banking laws have been recently amended.  See “Regulation – Regulation of the Company – Financial Modernization”.

Regulation of the Company

General.  The Company is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (HOLA).  As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements.  As a subsidiary of a savings and loan holding company, ESB is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Activities Restrictions.  There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”).  However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.  Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.  See “Regulation – Regulation of the Bank – Qualified Thrift Lender Test”.

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company.  As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company.  They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities);  (ii) furnishing or performing management services for a subsidiary savings association;  (iii) conducting an insurance agency or escrow business;  (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association;  (v) holding or managing properties used or occupied by a subsidiary savings association;  (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.  See “—Regulation of the Bank – Restrictions on Capital Distributions”.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association.  In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association.  Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2002, the Bank was in compliance with the above restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director of the -OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

Sarbanes- Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.  Certain  of the new legislation’s more significant reforms are noted below.

•

The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to the Securities and Exchange Commission’s (SEC) oversight and review.  The new board will be funded by mandatory fees paid by all public companies.  The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

•

The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

•

The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies.  Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

•

The new legislation contains a number of provisions to deter wrongdoing.  Chief Executive Officer’s (CEO) and Chief Financial Officer’s (CFO) will have to certify that company financial statements fairly present the company’s financial condition.  If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading report.  The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor.  Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods”; directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

•

The new legislation imposes a range of new corporate disclosure requirements.  Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC.  The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert”, a term which is to be defined by the SEC in accordance with specified requirements.  The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

•	The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

•

Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

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

The investment and lending authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.  These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

There are limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities.  For further information about the Company’s regulatory lending limits, see “Business – Lending Activities – Loan Underwriting Policies”.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances, which could result in termination of the Bank’s deposit insurance.

Under current FDIC regulations, SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital – “well capitalized”, “adequately capitalized” and “undercapitalized”- which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below.  These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2002 ranging from zero for well capitalized, healthy institutions, such as ESB, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF.  The current assessment rate is .0168% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Liquidity Requirements

The Company’s primary source of funds are deposits, advances from the FHLB, loan and security repayments and funds provided by operations.  While payments of principal and interest on loans and other investments are relatively predictable sources of funds, deposit flows are much less predictable since they are greatly influenced by the level of interest rates, the state of the economy, competition and industry conditions. For a discussion on the issues that may affect the liquidity of the Company, including outstanding commitments, contingent liabilities, legal actions and off- balance sheet items, please refer to notes 12 and 13 of the consolidated financial statements. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

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

In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make their regulations uniform.  In particular, the agencies made risk-based capital treatments for construction loans on pre-sold residential properties, real estate loans secured by junior liens on 1 to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies’ Tier 1 leverage capital standards.  An institution must maintain a minimum leverage ratio of 4% in order to be adequately capitalized.  (See “---Prompt Corrective Action”).  The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

As of December 31, 2002, ESB was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.8%, 6.8% and 14.3%, respectively.

The OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution’s capital is or may become inadequate in view of its circumstances.  The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:  (i) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (ii) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (iii) a savings institution may be adversely affected by the activities or  condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships.  The Bank is not subject to any such individual minimum regulatory capital requirement.

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

Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, and the establishment of restrictions on an association’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  Certain actions are required by law, as discussed below.  The OTS’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The federal banking agencies (including the OTS) have adopted substantially similar regulations to implement Section 38 of the FDIA.  Under the regulations, a savings association shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized).  At December 31, 2002, ESB was in the “well capitalized” category.

Qualified Thrift Lender Test.  A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (Code).  The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments (QTIs).  Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets.  Generally, QTIs are residential housing related assets.  At December 31, 2002, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTL test.  A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:  (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.  Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Restrictions on Capital Distributions.  The OTS regulates capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions.  In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies.  Under the regulation, certain savings associations would not be required to file applications for dividends with the OTS.  Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years.  Because the Bank is a subsidiary of the Company, the regulation, however, requires the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board.  The FHLBs provide a central credit facility primarily for member savings institutions.  ESB as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater.  As of December 31, 2002, the Company had a $29.9 million investment in the stock of the FHLB of Pittsburgh, and was in compliance with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member’s shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets.  Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing.  As of December 31, 2002, the Company had $549.3 million in borrowings from the FHLB of Pittsburgh outstanding.

The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions also could have an adverse effect on the value of FHLB stock in the future.  For the year ended December 31, 2002, dividends paid by the FHLB of Pittsburgh to the Company totaled $852,000.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and certain non-personal time deposits.  At December 31, 2002, the Bank was in compliance with the applicable requirements.  However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

Branching by Federal Associations.   The OTS “Policy Statement on Branching by Federal Savings Associations” permits interstate branching to the full extent permitted by statute (which is essentially unlimited).

Generally, federal law prohibits federal thrifts from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue’s domestic building and loan test (generally, 60% of a thrift’s assets must be housing-related) (IRS Test).  The IRS Test requirement does not apply if (i) the branch(es) result(s) from an emergency acquisition of a troubled thrift (however, if the troubled association is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the thrift is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the association’s conversion to a federal charter.

The OTS will also evaluate a branching applicant’s record of compliance with the Community Reinvestment
Act of 1977, as amended (CRA).  A poor CRA record may be the basis for denial of a branching application. The Bank received a satisfactory in its most recent CRA evaluation of August 2001.

Safety and Soundness.  The Federal Deposit Insurance Corporation Improvement Act of 1991 requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate.  The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss.  In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate.  The federal banking agencies, including the OTS have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA.  In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation.  The operational and managerial standards cover (a) internal controls and information systems,  (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits.  Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves.  Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated.  Effective October 1, 1996, the federal banking agencies also adopted asset quality and earnings standards.  If a savings institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the OTS specifying the steps it will take to correct the deficiency.  In the event that a savings institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action.  The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the OTS.

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

Bad Debt Reserves.  Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations.   Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs.  Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses.  Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987.  Retained earnings at December 31, 2001 (the most recent date for which a tax return has been filed) include approximately $15.2 million representing such bad debt deductions for which no deferred income taxes have been provided.

Distributions.  If the Bank distributes cash or property to its sole stockholder, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Bank to have additional taxable income.  A distribution to stockholders is deemed to have been made from pre–1987 bad debt reserves to the extent that (a) the distribution exceeds the Bank’s accumulated earnings and profit subsequent to December 31, 1951 or (b) the distribution is a “non-dividend distribution”.  A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the current and post-1951 accumulated earnings and profits of the Bank.  The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax.   For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%.  The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax.  Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  As of December 31, 2001, the Company has a minimum tax credit carry forward of $1,300,511.

Pennsylvania Taxation.  The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at a rate of 0.749% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (MITA), which imposes a tax at a rate of 11.5% of a qualified thrift savings institution’s net earnings, determined in accordance with generally accepted accounting principles, as shown on its books.  For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years.   MITA exempts qualified savings institutions from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.  Interest earned on U.S. and Commonwealth of Pennsylvania government obligations are exempt from MITA income tax.

Other Matters.  The Company and its subsidiaries file a consolidated federal income tax return.  Tax years 1999, 2000 and 2001 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2002, the Company had 180 full-time and 80 part-time employees, respectively.  The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Availability of Information

The Company makes available on its website, which is located at http://www.esbbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on the date which these reports are filed electronically with the SEC.  Investors are encouraged to access these reports and other information about the Company’s business and operations on the website.

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2002:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	—	$1,898,182	21.7%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	—	$75,386	7.9%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	—	$74,643	9.1%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	—	$756,509	5.4%
5035 Curry Road, Pittsburgh, PA 15236
Beechview Office	Owned	—	$148,215	3.3%
1609 Broadway Avenue, Pittsburgh, PA 15216
Brighton Heights Office	Owned	—	$60,381	1.3%
3619 California Avenue, Pittsburgh PA 15212
Center Township Office	Owned	—	$816,214	2.7%
3531 Brodhead Road, Monaca, PA 15061
Coraopolis Office	Owned	—	$59,690	2.7%
900 Fifth Avenue, Coraopolis, PA 15108
Fox Chapel Office	Owned	—	$226,731	7.5%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	—	$546,555	5.8%
1793 Mercer Road, Ellwood City, PA 16117
New Castle Office	Leased	04/30/04	$50,160	10.1%
Lawrence Village Plaza, New Castle, PA 16101
North Shore Office	Owned	—	$33,354	2.6%
807 Middle Street, Pittsburgh, PA 15212
Spring Hill Office	Owned	—	$459,969	4.5%
Itin & Rhine Streets, Pittsburgh, PA 15212
Springdale Office	Owned	—	$258,368	0.8%
849 Pittsburgh Street, Springdale, PA 15144
Troy Hill Office	Owned	—	$409,496	7.2%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	—	$1,297,106	3.4%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Leased	11/30/07	$15,800	4.0%
Northgate Plaza, Zelienople, PA 16063
Other Properties:
Drive-through Facility	Owned	—	$58,000	NA
618 Beaver Avenue, Ellwood City, PA 16117
North Shore Property	Leased	11/30/10	$71,622	NA
One North Shore, Suite 120, Pittsburgh PA 15212
Parking Lot	Owned	—	$22,000	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	—	$54,000	NA
Route 30, Clinton, PA 15026

Item 3.  Legal Proceedings

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business.  In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company. For a discussion on the current legal claim associated with the BFG leases, please refer to page nine “Delinquencies and Classified Assets”.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2002 Annual Report to Stockholders attached hereto as Exhibit 13 (2002 Annual Report).

Item 6.  Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2002 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2002 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2002 Annual Report.

Item 8.  Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the Company’s 2002 Annual Report.
The “Consolidated Financial Statements,” the “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, and the “Report of Ernst & Young LLP, Independent Auditors” are set forth on pages 23 to 53 of the Annual Report and incorporated herein by reference in this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Election of Directors” of the Company’s Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on April 16, 2003.

Item 11.  Executive Compensation

The information required herein is incorporated by reference from the section captioned “Executive Compensation” of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required herein is incorporated by reference from the section captioned “Beneficial Ownership” of the Proxy Statement.

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2002.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column) (2)

Equity compensation plans approved by security holders	805,963	$8.88	228,735
Equity compensation plans not approved by security holders	—	—	—

Total	805,963	$8.88	228,735

(1)
Includes outstanding options granted under the 1990 Stock Option Plan and the 1992 Stock Incentive Plan, which were approved by security holders and have expired.  No additional options may be granted under these plans.

(2)
The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans.  As of December 31, 2002, a total of 124,959 shares of Common Stock were issuable with a weighted-average exercise price of $4.39 upon exercise of outstanding options and 9,360 shares of restricted stock were outstanding which had not yet vested under those assumed plans.  No additional options and 34,073 shares of restricted stock may be granted under the assumed plans.

Item 13.  Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the subsection captioned “Executive Compensation – Indebtedness of Management” of the Proxy Statement.

Item 14. Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

(1)	The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3) (a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

	No.	Exhibits

	3 (a)	Amended and Restated Articles of Incorporation (1)
	3 (b)	Bylaws(1)
	4	Specimen Common Stock Certificate (2)
	10(a)	1990 Stock Option Plan (2)(7)
	10(b)	Employee Stock Ownership Plan (2)(7)
	10(c)	Management Development and Recognition Plan and Trust Agreement (2)(7)
	10(d)	1992 Stock Incentive Plan (3)(7)
	10(e)	1997 Stock Option Plan (4)(7)
	10(f)	2001 Stock Option Plan (5)(7)
	10(g)	Amended Employment Agreement between the Company and Charlotte A. Zuschlag dated December 1, 2002 (6)(7)
	10(h)	Amended Employment Agreement between the Bank and Charlotte A. Zuschlag dated December 1, 2002 (6)(7)
	10(i)	Amended Change in Control Agreement among the Company and the Bank and Charles P. Evanoski dated December 1, 2002 (6)(7)
	10(j)	Amended Change in Control Agreement among the Company and the Bank and Frank D. Martz dated December 1, 2002 (6)(7)
	10(k)	Amended Change in Control Agreement among the Company and the Bank and Todd F. Palkovich dated December 1, 2002 (6)(7)
	10(l)	Amended Change in Control Agreement among the Company and the Bank and Robert C. Hilliard dated December 1, 2002 (6)(7)
	10(m)	Amended Change in Control Agreement among the Company and the Bank and Thomas F. Angotti dated December 1, 2002 (6)(7)
	10(n)	Supplemental Executive Retirement Plan (6)(7)
	10(o)	Excess Benefit Plan (6)(7)
	10(p)	Director’s Retirement Plan (6)(7)
	13	2002 Annual Report to Stockholders
	21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.
	23	Consent of Ernst & Young LLP
	99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
	99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
	(1)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.

(2)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
(5)	Incorporated by reference from the definitive Proxy Statement filed by the ‘Company with the SEC on March 16, 2001.
(6)	Filed herewith
(7)	Management contract or compensatory plan or arrangement.

The Company has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company hereby agrees to furnish a copy of any such instrument, where the amount of securities is less than 10% of total assets of the Company, to the SEC upon request.

(b)

The Company filed a Form 8-K dated December 19, 2002, to report the declaration of a cash dividend of $0.10 per common share payable on January 24, 2003 to stockholders of record at the close of business on December 31, 2002.

(c)	See (a)(3) above for all exhibits filed herewith and the exhibit index.
(d)	There are no other financial statements and financial statement schedules which were excluded from the 2002 Annual Report, which are required to be included herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 26, 2003	By:	/s/ CHARLOTTE A. ZUSCHLAG

Charlotte A. Zuschlag President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ C HARLOTTE A. ZUSCHLAG	Date: March 26, 2003

Charlotte A. Zuschlag President and Chief Executive Officer, Director

By:	/s/ CHARLES P. EVANOSKI	Date: March 26, 2003

Charles P. Evanoski Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ WILLIAM B. SALSGIVER	Date: March 26, 2003

William B. Salsgiver Chairman of the Board of Directors

By:	/s/ HERBERT S. SKUBA	Date: March 26, 2003

Herbert S. Skuba Vice Chairman of the Board of Directors

By:	/s/ GEORGE WILLIAM BLANK, JR.	Date: March 26, 2003

George William Blank, Jr. – Director

By:	/s/ CHARLES DELMAN	Date: March 26, 2003

Charles Delman- Director

By:	/s/ LLOYD L. KILDOO	Date: March 26, 2003

Lloyd L. Kildoo – Director

By:	/s/ MARIO J. MANNA	Date: March 26, 2003

Mario J. Manna – Director

By:	/s/ EDMUND C. SMITH	Date: March 26, 2003

Edmund C. Smith – Director

By:	/s/ EDWIN A. THANER	Date: March 26, 2003

Edwin A. Thaner -Director

Certification of Chief Executive Officer

I, Charlotte A. Zuschlag, certify that:

1.	I have reviewed this annual report on Form 10-K of ESB Financial Corporation the “Registrant”;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
By:	/s/ CHARLOTTE A. ZUSCHLAG

Charlotte A. Zuschlag President and Chief Executive Officer

Certification of Chief Financial Officer

I, Charles P. Evanoski, certify that:

1.	I have reviewed this annual report on Form 10-K of ESB Financial Corporation the “Registrant”;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
By:	/s/ CHARLES P. EVANOSKI

Charles P. Evanoski Group Senior Vice President Chief Financial Officer