Form 10-Q
period 2003-03-31
ESB FINANCIAL CORP
filed 2003-05-14
CIK 872835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2003

Commission File Number: 0-19345

ESB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1659846 (I.R.S. Employer Identification No.)

600 Lawrence Avenue, Ellwood City, PA (Address of principal executive offices)	16117 (Zip Code)

(724) 758-5584
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2003: 8,787,383 shares

ESB FINANCIAL CORPORATION

SIGNATURES	22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
As of March 31, 2003 (Unaudited) and December 31, 2002
(Dollar amounts in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)

Assets
Cash on hand and in banks	$3,655	$4,843
Interest-earning deposits	11,124	9,837
Federal funds sold	1,008	453
Securities available for sale; cost of $870,748 and $845,706	892,579	865,135
Loans receivable, net of allowance for loan losses of $4,030 and $4,237	327,849	339,324
Loans held for sale	1,930	1,568
Accrued interest receivable	7,644	8,405
Federal Home Loan Bank (FHLB) stock	30,231	29,887
Premises and equipment, net	9,205	9,290
Real estate acquired through foreclosure, net	1,119	1,092
Real estate held for investment	13,420	13,195
Goodwill	7,127	7,127
Intangible Assets	1,045	1,342
Prepaid expenses and other assets	2,845	4,506
Bank owned life insurance	23,948	23,691

Total assets	$1,334,729	$1,319,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$603,159	$589,826
FHLB advances	557,269	549,274
Repurchase agreements	35,300	45,600
Other borrowings	2,131	2,449
Guaranteed preferred beneficial interest in subordinated debt, net	24,214	24,203
Advance payments by borrowers for taxes and insurance	1,820	2,099
Accrued expenses and other liabilities	10,900	9,873

Total liabilities	1,234,793	1,223,324

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, $.01 par value, 30,000,000 shares authorized;	—	—
9,172,379 and 9,172,379 shares issued;
8,787,383 and 8,753,660 shares outstanding	92	92
Additional paid-in capital	58,428	58,297
Treasury stock, at cost; 384,996 and 418,719 shares	(4,399)	(4,769)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,148)	(2,305)
Unvested shares held by Management Recognition Plan (MRP)	(218)	(225)
Retained earnings	33,773	32,458
Accumulated other comprehensive income, net	14,408	12,823

Total stockholders’ equity	99,936	96,371

Total liabilities and stockholders’equity	$1,334,729	$1,319,695

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,

	2003	2002

Interest income:
Loans receivable	$5,774	$9,466
Taxable securities available for sale	9,536	7,890
Tax free securities available for sale	1,171	1,148
FHLB stock	241	244
Deposits with banks and federal funds sold	26	34

Total interest income	16,748	18,782

Interest expense:
Deposits	3,691	4,989
Borrowed funds	6,795	7,722
Guaranteed preferred beneficial interest in subordinated debt	557	557

Total interest expense	11,043	13,268

Net interest income	5,705	5,514
(Recovery of) provision for loan losses	(182)	13

Net interest income after (recovery of) provision for loan losses	5,887	5,501

Noninterest income:
Fees and service charges	244	435
Net gain on sale of loans	116	87
Increase of cash surrender value of bank owned life insurance	256	297
Net realized gain on sales of securities available for sale	435	125
Income from real estate joint ventures	193	1
Other	186	125

Total noninterest income	1,430	1,070

Noninterest expense:
Compensation and employee benefits	2,671	2,333
Premises and equipment	448	591
Federal deposit insurance premiums	25	26
Data processing	327	186
Amortization of intangible assets	51	56
Other	874	861

Total noninterest expense	4,396	4,053

Income before provision for income taxes	2,921	2,518
Provision for income taxes	557	407

Net income	$2,364	$2,111

Net income per share:
Basic	$0.23	$0.21
Diluted	$0.22	$0.20

Net income per share for the quarters ended March 31, 2003 and March 31, 2002, has been restated to reflect a six-for-five stock split which was declared April 15, 2003 and is payable May 15, 2003 to the stockholders of record at the close of business on May 1, 2003. Net income per share, for the quarter ended March 31, 2002, has also been restated to reflect a six-for-five stock split paid on October 25, 2002 to the stockholders of record at the close of business on September 30, 2002.

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2003 (Unaudited)
(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income net of tax	Total stockholders’ equity

Balance at December 31, 2002	$92	$58,297	$(4,769)	$(2,305)	$(225)	$32,458	$12,823	$96,371
Comprehensive results:
Net income	—	—	—	—	—	2,364	—	2,364
Other comprehensive results, net	—	—	—	—	—	—	1,868	1,868
Reclassification adjustment	—	—	—	—	—	—	(283)	(283)

Total comprehensive results	—	—	—	—	—	2,364	1,585	3,949
Cash dividends at $0.10 per share	—	—	—	—	—	(847)	—	(847)
Purchase of treasury stock, at cost (6,456 shares)	—	—	(88)	—	—	—	—	(88)
Reissuance of treasury stock for stock option exercises	—	—	458	—	—	(202)	—	256
Principal payments on ESOP debt	—	131	—	157	—	—	—	288
Additional ESOP shares purchased	—	—	—	—	—	—	—	—
Accrued compensation expense MRP	—	—	—	—	7	—	—	7

Balance at March 31, 2003	$92	$58,428	$(4,399)	$(2,148)	$(218)	$33,773	$14,408	$99,936

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$2,364	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	235	225
(Recovery of) provision for loan losses	(181)	15
Amortization of premiums and accretion of discounts	731	341
Origination of loans available for sale	(10,333)	(4,701)
Proceeds from sale of loans available for sale	10,087	6,572
Gain on sale of securities available for sale	(435)	(125)
Amortization of intangible assets	297	56
Compensation expense on ESOP and MRP	294	181
Decrease in accrued interest receivable	761	392
Decrease in prepaid expenses and other assets	845	454
Increase in accrued expenses and other liabilities	1,027	5,041
Other	(611)	384

Net cash provided by operating activities	5,081	10,946

Investing activities:
Loan originations and purchases	(39,218)	(36,682)
Purchases of:
Securities available for sale	(132,956)	(122,587)
FHLB Stock	(344)	(2,206)
Fixed Assets	(153)	(159)
Principal repayments of:
Loans receivable	50,873	50,996
Securities available for sale	93,188	44,995
Proceeds from the sale of:
Securities available for sale	14,406	31,060
Additions to real estate held for investment	(226)	(6,599)

Net cash used in investing activities	(14,430)	(41,182)

Financing activities:
Net increase (decrease) in deposits	13,333	(449)
Proceeds from long-term borrowings	50,000	70,000
Repayments of long-term borrowings	(10,741)	(25,898)
Net decrease in short-term borrowings	(41,882)	(17,980)
Proceeds received from exercise of stock options	256	116
Dividends paid	(875)	(732)
Payments to acquire treasury stock	(88)	(236)
Stock purchased by ESOP	—	—

Net cash provided by financing activities	10,003	24,821

Net increase (decrease) in cash equivalents	654	(5,415)
Cash equivalents at beginning of period	15,133	15,479

Cash equivalents at end of period	$15,787	$10,064

Continued

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows, (Continued)
For the three months ended March 31, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,

	2003	2002

Supplemental information:
Interest paid	$11,434	$16,307
Income taxes paid	23	375
Supplemental schedule of non-cash investing and financing activities:
Dividends declared but not paid	847	731

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.

Summary of Significant Accounting Polices

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank, F.S.B. (ESB or the Bank), and its other subsidiaries, PennFirst Financial Services, Inc., PennFirst Capital Trust I (the Trust), ESB Capital Trust II (the Trust II), THF, Inc., ESB Financial Services, Inc. (EFS), AMSCO, Inc. (AMSCO) and PennFirst Financial Advisory Services.

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Three of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and are reflected within the balance sheet as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, as contained in the 2002 Annual Report to Shareholders.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current period’s reporting format.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by management. At March 31, 2003, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, noninterest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the savings and loan industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure”. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation”, whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 6.80%, dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

(Dollar amounts in thousands, except share data)	2003	2002

Net income, as reported	$2,364	$2,111
Compensation expense, under FAS 123, net of tax	(20)	(20)

Pro forma net income	$2,344	$2,091
Basic net income per share, as reported	$0.23	$0.21
Pro forma basic net income per share	$0.23	$0.21
Diluted net income per share, as reported	$0.22	$0.20
Pro forma diluted net income per share	$0.22	$0.20

The Black- Scholes Valuation Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

Recent Accounting and Regulatory Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, (or VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIEs activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. Management does not expect that the adoption of FIN No. 46 will have a significant impact on the Company’s financial position or results of operations.

2.

Subsequent Events

On April 10, 2003, ESB Capital Trust II, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities were utilized by the Trust II to invest in $10.0 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date.

Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event.

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed.

Unamortized deferred debt issuance costs associated with the Preferred Securities will amount to $300,000 and are amortized on a straight line basis over five years.

On April 15, 2003, the Board of Directors declared a six-for-five stock split to stockholders of record at the close of business on May 1, 2003 and payable on May 15, 2003. The outstanding shares at March 31, 2003 were 8,787,383 and will be approximately 10,544,853 once the six-for-five stock split is paid on May 15, 2003.

3.

Guaranteed Preferred Beneficial Interest in Subordinated Debt

On December 9, 1997, the Trust, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $25.3 million, 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10 per share. The Trust’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $1.1 million and $1.1 million as of March 31, 2003 and December 31, 2002, respectively, and are amortized on a level-yield basis over the term of the Preferred Securities.

During the first quarter of 2003, the Company gave notice to the holders of the Preferred Securities of its intent to redeem $5.0 million (liquidation amount) of the Preferred Securities on April 17, 2003 at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon to April 17, 2003. The Company also provided notice that it would redeem $5.2 million principal amount of the Subordinated Debt on April 17, 2003.

4.

Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:
As of March 31, 2003:
Trust preferred securities	$500	$—	$(85)	$415
U.S. Government securities	5,979	831	—	6,810
Municipal securities	82,670	3,785	(59)	86,396
Equity securities	1,313	97	(81)	1,329
Corporate bonds	112,157	5,446	(6,117)	111,486
Mortgage-backed securities	668,129	18,064	(50)	686,143

	$870,748	$28,223	$(6,392)	$892,579

As of December 31, 2002:
Trust preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate bonds	112,187	4,754	(6,730)	110,211
Mortgage-backed securities	630,404	17,400	(48)	647,756

	$845,706	$26,342	$(6,913)	$865,135

5.

Loans Receivable and Loans Held for Sale

The Company’s loans receivable and loans held for sale as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2003	December 31, 2002

Loans Receivable
Mortgage loans:
Residential - single family	$151,597	$154,438
Residential - multi family	31,774	31,661
Commercial real estate	48,463	51,495
Construction	39,636	40,778

	271,470	278,372
Other loans:
Consumer loans	59,654	61,087
Commercial business	13,238	16,080

	344,362	355,539
Less:
Allowance for loan losses	4,030	4,237
Deferred loan fees and net discounts	43	88
Loans in process	12,440	11,890

	$327,849	$339,324

Loans Held for Sale
Mortgage loans:
Residential - single family	$1,930	$1,568

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals

Balance, December 31, 2000	$4,981
Allowance for loan losses of WSB	154
Provision for loan losses	47
Charge offs	(44)
Recoveries	9

Balance, December 31, 2001	5,147
Recovery of loan losses	(410)
Charge offs	(542)
Recoveries	42

Balance, December 31, 2002	4,237

Recovery of loan losses	(182)
Charge offs	(26)
Recoveries	1

Balance, March 31, 2003	$4,030

6.

Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2003		December 31, 2002

Type of accounts	Amount	%	Amount	%

Noninterest-bearing deposits	$20,801	3.4%	$19,039	3.2%
NOW account deposits	49,358	8.2%	45,854	7.8%
Money Market deposits	65,056	10.8%	71,124	12.1%
Passbook account deposits	96,538	16.0%	93,271	15.8%
Time deposits	371,406	61.6%	360,538	61.1%

	$603,159	100.0%	$589,826	100.0%

Time deposits mature as follows:
Within one year	$206,921	34.3%	$221,325	37.5%
After one year through two years	74,778	12.4%	58,689	10.0%
After two years through three years	72,691	12.1%	46,871	7.9%
After three years through four years	10,831	1.8%	28,700	4.9%
After four years through five years	4,718	0.8%	3,499	0.6%
Thereafter	1,467	0.2%	1,454	0.2%

	$371,406	61.6%	$360,538	61.1%

7.

Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2003		December 31, 2002

	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	5.27%	$166,063	4.44%	$187,949
Due beyond 12 months but within 2 years	4.46%	112,055	4.37%	102,055
Due beyond 2 years but within 3 years	4.12%	84,407	5.03%	73,885
Due beyond 3 years but within 4 years	4.95%	52,879	4.94%	61,715
Due beyond 4 years but within 5 years	4.04%	111,055	4.11%	67,859
Due beyond 5 years	5.42%	30,810	5.40%	55,811

		$557,269		$549,274
Repurchase agreements:
Due within 12 months	3.22%	$35,300	3.12%	$34,600
Due beyond 12 months but within 2 years	—	—	7.30%	11,000

		$35,300		$45,600

Other borrowings:
ESOP borrowings
Due beyond 4 years but within 5 years	5.38%	$2,119	5.38%	$2,261

Treasury tax and loan note payable	1.10%	$12	1.09%	$188

Included in the $557.3 million of FHLB advances, is approximately $75.5 million of convertible select advances. These advances reset to the 3 month LIBOR index and have various spreads and call dates. At the reset date, if the 3 month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.

Net Income Per Share

The following table summarizes the Company’s net income per share.

(Amounts, except earnings per share, in thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net income	$2,364	$2,111
Weighted-average common shares outstanding	10,165	10,096

Basic earnings per share	$0.23	$0.21

Weighted-average common shares outstanding	10,165	10,096
Common stock equivalents due to effect of stock options	480	241

Total weighted-average common shares and equivalents	10,645	10,337
Diluted earnings per share	$0.22	$0.20

Net Income per share for the quarters ended March 31, 2003 and March 31, 2002 has been restated to reflect a six-for-five stock split which was declared April 15, 2003 and is payable May 15, 2003 to the stockholders of record at the close of business on May 1, 2003. Net income per share, for the quarter ended March 31, 2002 has also been restated to reflect a six-for-five stock split paid on October 25, 2002 to the stockholders of record at the close of business on September 30, 2002. The shares controlled by the ESOP of 343,188 and 363,580 at March 31, 2003 and March 31, 2002, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. All of the outstanding options at March 31, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices. Options to purchase 115,516 shares of common stock at $9.47 per share were outstanding as of March 31, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options expire on June 16, 2008.

9.

Other Comprehensive Income

In complying with FAS 130, “Reporting Comprehensive Income”, the Company has developed the following table which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale. Other comprehensive income (loss) and related tax effects for the three months ended March 31 consists of:

(Dollar amounts in thousands)	2003		2002

	Unrealized Gain	Reclassification Adjustment	Unrealized Loss	Reclassification Adjustment

Before tax amount	$2,830	$(429)	$(3,479)	$295
Tax (expense) benefit	(962)	146	1,183	(100)

After tax amount	$1,868	$(283)	$(2,296)	$195

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $3.9 million and $10,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $15.0 million or 1.1% to $1.3 billion at March 31, 2003, from $1.3 billion at December 31, 2002. Cash and cash equivalents, securities available for sale, loans held for sale, Federal Home Loan Bank (FHLB) stock, real estate acquired through foreclosure, real estate held for investment and bank owned life insurance increased $654,000, $27.4 million, $362,000, $344,000, $27,000, $225,000 and $257,000, respectively. These increases were partially offset by decreases in loans receivable, accrued interest receivable, premises and equipment, intangible assets and prepaid expenses and other assets of $11.5 million, $761,000, $85,000, $297,000 and $1.7 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $11.5 million or 0.9% and an increase in stockholders’ equity of $3.6 million or 3.7%. The increase in total liabilities was primarily the result of increases in deposits, FHLB advances and accrued expenses and other liabilities of $13.3 million, $8.0 million and $1.0 million, respectively. These increases were partially offset by decreases to repurchase agreements and other borrowings and advance payments by borrowers for taxes and insurance of $10.6 million and $279,000, respectively. The increase in stockholders’ equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $131,000, $1.3 million and $1.6 million, respectively, as well as, decreases in treasury stock, unearned Employee Stock Ownership Plan (ESOP) shares and unvested Management Recognition Plan (MRP) shares of $370,000, $157,000 and $7,000, respectively.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $654,000 or 4.3% to $15.8 million at March 31, 2003 from $15.1 million at December 31, 2002. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $27.4 million or 3.2% to $892.6 million at March 31, 2003 from $865.1 million at December 31, 2002. During the quarter ended March 31, 2003, the Company recorded purchases of available for sale securities of $132.9 million, consisting of purchases of mortgage-backed securities of $129.5 million and municipal bonds of $3.4 million. Offsetting the purchases of securities were sales of available for sale securities of $14.4 million, consisting of sales of municipal bonds of $10.1 million, mortgage-backed securities of $3.4 million and equity securities of $967,000 and repayments and maturities of securities of $93.2 million, during the three months ended March 31, 2003. In addition the securities portfolio increased approximately $2.1 million due to increases in the market value.

Loans receivable. Net loans receivable decreased $11.5 million or 3.4% to $327.8 million at March 31, 2003 from $339.3 million at December 31, 2002. Included in this decrease were decreases in mortgage loans of $6.9 million or 2.5% and other loans of $4.3 million or 5.5%, as well as increases in allowance for loan losses, deferred loan fees and loans in process of a combined $298,000 or 1.8%, during the three months ended March 31, 2003. The decrease in net loans receivable between the periods can be attributed to increased principal repayments that resulted from the historically low interest rate environment.

Loans held for sale. The loans held for sale increased approximately $362,000 or 23.1% to $1.9 million at March 31, 2003 from $1.6 million at December 31, 2002. The Company originated approximately $10.3 million of loans held for sale for the three months ended March 31, 2003. The Company sold approximately $10.0 million of loans held for sale with a resulting gain of $116,000, for the three months ended March 31, 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $5.2 million or 0.39% and $6.8 million or 0.51% of total assets at March 31, 2003 and December 31, 2002, respectively.

Real Estate Held for Investment. The Company’s real estate held for investment increased $225,000 for the three months ended March 31, 2003. This increase is a result of increased activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $297,000 or 22.1% to $1.0 million at March 31, 2003 from $1.3 million at December 31, 2002. The decrease primarily resulted from the normal amortization and the impairment valuation recognized on the mortgage servicing asset, resulting from the loan sale in 2002, of $177,000 and $69,000, respectively for the quarter ended March 31, 2003.

Deposits. Total deposits increased $13.3 million or 2.3% to $603.2 million at March 31, 2003 from $589.8 million at December 31, 2002. Non-interest bearing deposits, interest-bearing demand deposit accounts and time deposits increased $1.7 million, $703,000 and $10.9 million, respectively, during the three months ended March 31, 2003.

Borrowed funds. Borrowed funds decreased $2.6 million or 0.4% to $594.7 million at March 31, 2003 from $597.3 million at December 31, 2002. FHLB advances increased $8.0 million or 1.5% while repurchase agreements decreased $10.3 million or 22.6% and other borrowings, which represents the loan for the Company’s ESOP plan with a third party, decreased $318,000 or 13.0%, respectively, during the three months ended March 31, 2003.

Stockholders’ equity. Stockholders’ equity increased $3.6 million or 3.7% to $99.9 million at March 31, 2003 from $96.4 million at December 31, 2002. The increase in stockholders’ equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $131,000, $1.3 million and $1.6 million, respectively, as well as, decreases in treasury stock, unearned ESOP shares and unvested MRP shares of $370,000, $157,000 and $7,000, respectively. The increase of $1.6 million to accumulated other comprehensive income was the result of the mark to market of the Company’s securities available for sale portfolio.

RESULTS OF OPERATIONS

General. The Company recorded net income of $2.4 million for the three months ended March 31, 2003, as compared to net income of $2.1 million for the same period in the prior year. The $253,000 or 12.0% increase in net income for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, was primarily attributable to an increase in net interest income and noninterest income of $191,000 and $360,000, respectively, and a recovery of loan losses of $182,000. These increases were partially offset by increases in noninterest expense and provision for income taxes of $343,000 and $150,000, respectively.

Net interest income. Net interest income increased $191,000 or 3.5% to $5.7 million for the three months ended March 31, 2003, compared to $5.5 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.2 million partially offset by a decrease in interest income of $2.0 million.

Interest income. Interest income decreased $2.0 million or 10.8% to $16.7 million for the three months ended March 31, 2003, compared to $18.8 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, FHLB stock and cash equivalents of $3.7 million, $3,000 and $8,000, respectively. These decreases were partially offset by an increase in interest earned on securities available for sale of $1.7 million.

Interest earned on loans receivable decreased $3.7 million or 39.0% to $5.8 million for the quarter ended March 31, 2003, compared to $9.5 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans receivable of $182.0 million or 34.9% to $339.3 million for the three months ended March 31, 2003, as compared to $521.3 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be attributed to the loan sale of $33.1 million and securitization of $134.3 million of fixed and adjustable rate 1-4 family residential mortgage loans that occurred in 2002, as well as, repayments. In addition to the decrease in the average balance of loans outstanding, there was a decline in the yield on the loans to 6.83% for the quarter ended March 31, 2003 from 7.28% for the same period in the prior year.

Interest earned on securities increased $1.7 million or 18.5% to $10.7 million for the three months ended March 31, 2003, compared to $9.0 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of $214.6 million to $865.9 million for the three months ended March 31, 2003 as compared to $651.4 million for the same period in the prior year. The increase in the average balance of the Company’s securities portfolio between periods can be primarily attributed to the securitization of $134.3 million of the Company’s 1-4 family residential mortgage loan portfolio. Partially offsetting this increase in average balance was a decrease in the tax equivalent yield on securities to 5.22% for the three months ended March 31, 2003, compared to 5.91% for the same period in the prior year.

Interest expense. Interest expense decreased $2.2 million or 16.8% to $11.0 million for the three months ended March 31, 2003, compared to $13.3 million for the same period in the prior year. This decrease in interest expense can be primarily attributed to decreases in interest incurred on deposits and borrowed funds of $1.3 million and $927,000, respectively.

Interest incurred on deposits decreased $1.3 million or 26.0% to $3.7 million for the three months ended March 31, 2003, compared to $5.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits of 92 basis points to 2.62% for the quarter ended March 31, 2003, compared to 3.54% for the same period in the prior year.

Interest incurred on borrowed funds decreased $927,000 or 12.0% to $6.8 million for the three months ended March 31, 2003, compared to $7.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds of 107 basis points to 4.47% for the three months ended March 31, 2003, compared to 5.54% for the same period in the prior year. Partially offsetting this decrease was an increase in the average balance of borrowed funds of $50.3 million or 9.0% to $607.6 million for the three months ended March 31, 2003, compared to $557.4 million for the same period in the prior year.

Recovery of loan losses. The Company had a recovery of loan losses of $182,000 for the three month period ended March 31, 2003, compared to a provision for loan losses of $13,000 for the same period in the prior year. The recovery of $182,000 was primarily related to the decline in the balance of the net loans receivable of approximately $11.5 million and to a lesser extent the fact that previously reserved loans became current during the period. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2003 and December 31, 2002 amounted to $4.0 million or 1.16% and $4.2 million or 1.19%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 165.98% and 166.68% at March 31, 2003 and December 31, 2002, respectively.

Noninterest income. Noninterest income increased $360,000 or 33.6% to $1.4 million for the three months ended March 31, 2003, compared to $1.1 million for the same period in the prior year. This increase can be attributed primarily to increases in net gain on sale of loans, net realized gain on sales of securities available for sale, income from real estate joint ventures and other income of $29,000, $310,000, $192,000 and $61,000, respectively. Partially offsetting these increases were decreases to fees and service charges and the cash surrender value of the bank owned life insurance of $191,000 and $41,000, respectively.

Fees and service charges decreased $191,000 or 43.9% to $244,000 for the three months ended March 31, 2003, compared to $435,000 for the same period in the prior year. This decrease can primarily be attributable to the amortization and impairment valuations of $177,000 and $69,000, respectively, taken on the mortgage servicing asset for the quarter ended March 31, 2003. Partially offsetting these decreases was an increase in loan servicing fees of approximately $75,000 relating to the servicing retained on the aforementioned whole loan sale and securitization.

Net realized gain on sales of securities available for sale increased $310,000 to $435,000 for the three months ended March 31, 2003 compared to $125,000 for the same period in the prior year. This gain was a result of the transactions completed in this historically low interest rate environment. The securities sold during this period were bonds that had a significant possibility of being called or experiencing increased principal repayments.

Income from real estate joint ventures increased $192,000 to $193,000 for the three months ended March 31, 2003, compared to $1,000 for the same period in the prior year. This increase can be attributed to the addition of three new joint ventures in 2002 in which the Company has a 51% ownership. These joint ventures began to provide income to the Bank in the later part of 2002.

Noninterest expense. Noninterest expense increased $343,000 or 8.5% to $4.4 million for the three months ended March 31, 2003, from $4.1 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, data processing and other expenses of $338,000, $141,000 and $13,000, respectively, partially offset by a decrease in premises and equipment of $143,000.

Provision for income taxes. The provision for income taxes increased $150,000 or 36.9% to $557,000 for the three months ended March 31, 2003, from $407,000 for the same period in the prior year. This increase was attributable to an increase in pre-tax income of $403,000 or 16.0% for the three months ended March 31, 2003, compared to the same period in the prior year.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2003, have remained unchanged from December 31, 2002.

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

(Dollar amounts in thousands)	Three months ended March 31,

	2003			2002

	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$726,301	$9,252	5.10%	$506,010	$7,491	5.92%
Taxable corporate bonds available for sale	51,220	284	2.22%	57,239	401	2.80%
Tax-exempt securities available for sale	88,422	1,774	8.03%	88,142	1,737	7.88%

	865,943	11,310	5.22%	651,391	9,629	5.91%

Mortgage loans	264,733	4,564	6.90%	442,877	8,088	7.30%
Other loans	74,536	1,210	6.58%	78,402	1,378	7.13%

	339,269	5,774	6.83%	521,279	9,466	7.28%

Cash equivalents	12,404	26	0.85%	9,251	34	1.47%
FHLB stock	30,059	241	3.25%	22,118	244	4.41%

	42,463	267	2.52%	31,369	278	3.54%

Total interest-earning assets	1,247,675	17,351	5.57%	1,204,039	19,373	6.44%
Other noninterest-earning assets	89,620	—	—	61,301	—	—

Total assets	$1,337,295	$17,351	5.19%	$1,265,340	$19,373	6.13%

Interest-bearing liabilities:
Interest-bearing demand deposits	$210,782	$508	0.98%	$204,307	$797	1.58%
Time deposits	361,501	3,183	3.57%	368,006	4,192	4.62%

	572,283	3,691	2.62%	572,313	4,989	3.54%

FHLB advances	568,338	6,419	4.52%	440,900	6,141	5.57%
Repurchase agreements	37,017	346	3.74%	116,307	1,580	5.43%
Other borrowings	2,291	30	5.24%	163	1	2.45%

	607,646	6,795	4.47%	557,370	7,722	5.54%

Preferred securities	24,208	557	9.20%	24,164	557	9.22%

Total interest-bearing liabilities	1,204,137	11,043	3.69%	1,153,847	13,268	4.62%
Noninterest-bearing demand deposits	23,113	—	—	20,302	—	—
Other noninterest-bearing liabilities	10,961	—	—	10,145	—	—

Total liabilities	1,238,211	11,043	3.58%	1,184,294	13,268	4.50%
Stockholders’ equity	99,084	—	—	81,046	—	—

Total liabilities and equity	$1,337,295	$11,043	3.32%	$1,265,340	$13,268	4.22%

Net interest income		$6,308			$6,105

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.88%			1.82%

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.02%			2.03%

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2003 and 2002, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	2003 versus 2002 Increase (decrease) due to

	Volume	Rate	Total

Interest income:
Securities	$2,899	$(1,218)	$1,681
Loans	(3,129)	(563)	(3,692)
Cash equivalents	9	(17)	(8)
FHLB stock	74	(77)	(3)

Total interest-earning assets	(147)	(1,875)	(2,022)

Interest expense:
Deposits	—	(1,298)	(1,298)
FHLB advances	1,572	(1,294)	278
Repurchase agreements	(847)	(387)	(1,234)
Other borrowings	27	2	29
Preferred securities	1	(1)	—

Total interest-bearing liabilities	753	(2,978)	(2,225)

Net interest income	$(900)	$1,103	$203

ASSET AND LIABILITY MANAGEMENT

The primary objective of the Company’s asset and liability management function is to maximize the Company’s net interest income while simultaneously maintaining an acceptable level of interest rate risk given the Company’s operating environment, capital and liquidity requirements, performance objectives and overall business focus. The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of interest-earning assets and the repricing or maturity of its interest-bearing liabilities. The Company’s asset and liability management policies are designed to decrease interest rate sensitivity primarily by shortening the maturities of interest-earning assets while at the same time extending the maturities of interest-bearing liabilities. The Board of Directors of the Company continues to believe in strong asset/liability management in order to insulate the Company from material and prolonged increases in interest rates. As a result of this policy, the Company emphasizes a larger, more diversified portfolio of residential mortgage loans in the form of mortgage-backed securities. Mortgage-backed securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and the Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; and (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements.

As of March 31, 2003, the implementation of these asset and liability initiatives resulted in the following: (i) $153.5 million or 44.6% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $67.0 million or 38.8% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $357.4 million or 52.1% of the Company’s portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2003, the Company’s interest-earning assets maturing or repricing within one year totaled $571.7 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $543.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $28.2 million or a positive 2.1% of total assets. At March 31, 2003, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 105.2%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different prepayment and deposit decay assumptions under various interest rate scenarios. At March 31, 2003, the Company’s simulation model indicated that the Company’s statement of financial condition is asset sensitive. As such, in a 300 basis point gradually rising rate environment over 24 months, with minor changes in the statement of condition and limited reinvestment changes, net interest income is projected to increase by approximately 11.3% over such 24-month period.

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the three months ended March 31, 2003, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund the loan commitments. At March 31, 2003, the Company had outstanding loan commitments totaling $24.0 million, unused lines of credit totaling $37.9 million and $12.4 million of undisbursed loans in process.

At March 31, 2003, certificates of deposit amounted to $371.4 million or 61.6% of the Company’s total consolidated deposits, including $206.9 million which were scheduled to mature by March 31, 2004. At the same date, the total amount of FHLB advances and repurchase agreements, which were scheduled to mature by March 31, 2004, was $201.4 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2004 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of Thrift Supervision (OTS) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the Federal Deposit Insurance Corporation and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2003, ESB Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.9%, 6.9%and 14.6% respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2002 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2003. Management believes there have been no material changes in the Company’s market risk since December 31, 2002.

Item 4.  Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company’s consolidated financial position or results of operations.

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

99.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)

Form 8-K - The Company filed a Form 8-K dated January 30, 2003 to announce 2002 earnings.

Form 8-K- The Company filed a Form 8-K dated March 19, 2003 to report a $0.10 per share quarterly cash dividend payable on April 25, 2003 to stockholders of record at the close of business on March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 9, 2003	By:	/s/ CHARLOTTE A. ZUSCHLAG

Charlotte A. Zuschlag President and Chief Executive Officer

Date: May 9, 2003	By:	/s/ CHARLES P. EVANOSKI

Charles P. Evanoski Group Senior Vice President and Chief Financial Officer

Certifications

Certification of Chief Executive Officer

I, Charlotte A. Zuschlag, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of ESB Financial Corporation (the “Registrant”);

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

b)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ CHARLOTTE A. ZUSCHLAG

Charlotte A. Zuschlag President and Chief Executive Officer

Certification of Chief Financial Officer

I, Charles P. Evanoski, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of ESB Financial Corporation (the “Registrant”);

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

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

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

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ CHARLES P. EVANOSKI

Charles P. Evanoski Group Senior Vice President Chief Financial Officer