Form 10-Q
period 2003-06-30
ESB FINANCIAL CORP
filed 2003-08-14
CIK 872835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2003

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

Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Exchange Act Rule 12b-2)

Yes  ☐     No  ☒

Number of shares of common stock outstanding as of June 30, 2003:

Common Stock, $0.01 par value	10,509,251 shares

(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
As of June 30, 2003 (Unaudited) and December 31, 2002
(Dollar amounts in thousands)

	June 30, 2003 (Unaudited)	December 31, 2002

Assets
Cash on hand and in banks	$4,645	$4,843
Interest-earning deposits	10,481	9,837
Federal funds sold	2,485	453
Securities available for sale; cost of $871,934 and $845,706	895,696	865,135
Loans receivable, net of allowance for loan losses of $4,181 and $4,237	328,123	339,324
Loans held for sale	1,573	1,568
Accrued interest receivable	7,870	8,405
Federal Home Loan Bank (FHLB) stock	30,117	29,887
Premises and equipment, net	9,304	9,290
Real estate acquired through foreclosure, net	1,305	1,092
Real estate held for investment	13,130	13,195
Goodwill	7,127	7,127
Intangible assets	886	1,342
Prepaid expenses and other assets	4,664	4,506
Bank owned life insurance	24,180	23,691

Total assets	$1,341,586	$1,319,695

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$619,650	$589,826
FHLB advances	538,437	549,274
Repurchase agreements	37,000	45,600
Other borrowings	2,159	2,449
Guaranteed preferred beneficial interest in subordinated debt, net	29,152	24,203
Advance payments by borrowers for taxes and insurance	2,345	2,099
Accrued expenses and other liabilities	11,486	9,873

Total liabilities	1,240,229	1,223,324

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 10,930,393 and 9,172,379 shares issued; 10,509,251 and 8,753,660 shares outstanding	109	92
Additional paid-in capital	58,618	58,297
Treasury stock, at cost; 421,142 and 418,719 shares	(5,068)	(4,769)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,991)	(2,305)
Unvested shares held by Management Recognition Plan (MRP)	(211)	(225)
Retained earnings	34,217	32,458
Accumulated other comprehensive income, net	15,683	12,823

Total stockholders’ equity	101,357	96,371

Total liabilities and stockholders’ equity	$1,341,586	$1,319,695

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$5,495	$8,460	$11,269	$17,926
Taxable securities available for sale	8,959	8,897	18,496	16,787
Tax free securities available for sale	1,104	1,165	2,275	2,313
FHLB stock	168	197	408	440
Deposits with banks and federal funds sold	17	31	43	65

Total interest income	15,743	18,750	32,491	37,531

Interest expense:
Deposits	3,435	4,656	7,126	9,645
Borrowed funds	6,721	7,903	13,517	15,625
Guaranteed preferred beneficial interest in subordinated debt	584	557	1,141	1,113

Total interest expense	10,740	13,116	21,784	26,383

Net interest income	5,003	5,634	10,707	11,148
Provision for (recovery of) loan losses	152	(489)	(30)	(477)

Net interest income after provision for (recovery of) loan losses	4,851	6,123	10,737	11,625

Noninterest income:
Fees and service charges	418	447	661	881
Net gain on sale of loans	155	546	272	634
Increase of cash surrender value of bank owned life insurance	233	300	489	597
Net realized gain on sale of securities available for sale	331	—	766	125
Income from real estate joint ventures	436	84	630	85
Other	102	254	288	380

Total noninterest income	1,675	1,631	3,106	2,702

Noninterest expense:
Compensation and employee benefits	2,826	2,423	5,497	4,756
Premises and equipment	440	568	888	1,158
Federal deposit insurance premiums	23	26	49	52
Data processing	337	190	664	377
Amortization of intangible assets	51	60	103	116
Other	935	1,593	1,807	2,456

Total noninterest expense	4,612	4,860	9,008	8,915

Income before income taxes	1,914	2,894	4,835	5,412
Provision for income taxes	243	546	800	953

Net income	$1,671	$2,348	$4,035	$4,459

Net income per share
Basic	$0.16	$0.23	$0.40	$0.44
Diluted	$0.15	$0.23	$0.38	$0.43

Net income per share for the quarter and six months ended June 30, 2002 has been restated to reflect two six-for-five stock splits paid May 15, 2003 to the stockholders of record at the close of business on May 1, 2003 and paid October 25, 2002 to the stockholders of record at the close of business on September 30, 2002.

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the six months ended June 30, 2003 (Unaudited)
(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
Balance at December 31, 2002	$92	$58,297	$(4,769)	$(2,305)	$(225)	$32,458	$12,823	$96,371
Comprehensive results:
Net income	—	—	—	—	—	4,035	—	4,035
Other comprehensive results, net	—	—	—	—	—	—	3,386	3,386
Reclassification adjustment	—	—	—	—	—	—	(526)	(526)

Total comprehensive results	—	—	—	—	—	4,035	2,860	6,895
Cash dividends at $0.20 per share	—	—	—	—	—	(1,867)	—	(1,867)
Six-for-five stock split	17	—	—	—	—	(17)	—	—
Payment of cash in lieu of fractional shares for six-for-five stock split	—	(10)	—	—	—	—	—	(10)
Purchase of treasury stock, at cost (79,084 shares)	—	—	(1,143)	—	—	—	—	(1,143)
Reissuance of treasury stock for stock option exercises	—	—	844	—	—	(392)	—	452
Principal payments on ESOP debt	—	331	—	314	—	—	—	645
Accrued compensation expense MRP	—	—	—	—	14	—	—	14

Balance at June 30, 2003	$109	$58,618	$(5,068)	$(1,991)	$(211)	$34,217	$15,683	$101,357

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$4,035	$4,459
Depreciation and amortization for premises and equipment	473	463
(Recovery of) provision for loan losses	(30)	(7)
Amortization of premiums and accretion of discounts	1,953	617
Origination of loans available for sale	(22,149)	(8,120)
Proceeds from sale of loans available for sale	22,144	42,724
Gain on sale of securities available for sale	(766)	(125)
Amortization of intangible assets	456	119
Compensation expense on ESOP and MRP	659	382
Decrease (increase) in accrued interest receivable	535	(414)
Increase in prepaid expenses and other assets	(1,631)	(46)
Increase in accrued expenses and other liabilities	1,613	3,827
Other	4,328	(2,758)

Net cash provided by operating activities
	11,620	41,121

Investing activities:
Loan originations and purchases	(93,239)	(72,808)
Purchases of:
Securities available for sale	(248,492)	(189,782)
FHLB Stock	(230)	(3,115)
Fixed Assets	(492)	(212)
Principal repayments of:
Loans receivable	104,501	93,412
Securities available for sale	199,542	81,476
Proceeds from the sale of:
Securities available for sale	21,551	31,060
Reductions (additions) to real estate held for investment	65	(6,470)

Net cash used in investing activities
	(16,794)	(66,439)

Financing activities:
Net increase in deposits	29,824	22,325
Proceeds from long-term borrowings	50,000	120,000
Repayments of long-term borrowings	(41,883)	(62,935)
Net decrease in short-term borrowings	(27,844)	(48,619)
Proceeds received from exercise of stock options	452	282
Dividends paid	(1,754)	(1,463)
Payments to acquire treasury stock	(1,143)	(510)

Net cash provided by financing activities
	7,652	29,080

Net increase in cash equivalents	2,478	3,762
Cash equivalents at beginning of period	15,133	15,479

Cash equivalents at end of period	$17,611	$19,241

ESB Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows, (Continued)
For the six months ended June 30, 2003 and 2002 (Unaudited)
(Dollar amounts in thousands)

	June 30,
	2003	2002
Supplemental information:
Interest paid	$11,434	$16,307
Income taxes paid	23	375
Supplemental schedule of non-cash investing and financing activities:
Dividends declared but not paid	847	731

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank, F.S.B. (ESB or the Bank), PennFirst Financial Services, Inc., PennFirst Capital Trust I (the Trust), ESB Capital Trust II (the Trust II), THF, Inc., ESB Financial Services, Inc. (EFS), AMSCO, Inc. (AMSCO) and PennFirst Financial Advisory Services, Inc.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002, as contained in the 2002 Annual Report to Stockholders.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2003, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the savings and loan industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has

adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 6.80%, dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

	Three Months Ended June30,		Six Months Ended June30,
(Dollar amounts in thousands, except share data)	2003	2002	2003	2002
Net income, as reported	$1,671	$2,348	$4,035	$4,459
Compensation expense, under FAS 123, net of tax	(20)	(20)	(40)	(40)

Pro forma net income	$1,651	$2,328	$3,995	$4,419
Basic net income per share, as reported	$0.16	$0.23	$0.40	$0.44
Pro forma basic net income per share	$0.16	$0.23	$0.39	$0.44
Diluted net income per share, as reported	$0.15	$0.23	$0.38	$0.43
Pro forma diluted net income per share	$0.15	$0.22	$0.37	$0.43

The Black-Scholes Valuation Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. For the purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

Recent Accounting and Regulatory Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIEs activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company is presently evaluating the prospective requirements of FIN No. 46, but does not believe it will have a significant impact on the Company’s financial position or results of operations.

With respect to other interests in entities subject to FIN 46, the adoption of FIN 46 will not have a material impact on the consolidated financial statements. The Company has determined that the provisions of FIN 46 may require de-consolidation of the subsidiary grantor trust, which issues mandatorily redeemable preferred securities of the grantor trust. In the event of a de-consolidation, the grantor trust may be de-consolidated and the junior subordinated debentures of the Company owned by the grantor trust would be disclosed. De-consolidation of the trust would not have a significant impact on the Company’s financial condition, results of operations or cash flows.

2.      Guaranteed Preferred Beneficial Interest in Subordinated Debt

On December 9, 1997, the Trust, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $25.3 million, 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10 per share. The Company purchased $782,000 of common securities of the Trust. The Trust’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities and common securities were utilized by the Trust to invest in $26.1 million of 8.625% Junior Subordinated Debentures (the Subordinated Debt) of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem, in whole or in part, the Subordinated Debt prior to the maturity date of December 31, 2027, on or after December 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date.

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

During the second quarter of 2003, the Company redeemed $5.0 million (liquidation amount) of the Preferred Securities at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon to April 17, 2003. The Company also redeemed $5.2 million principal amount of the Subordinated Debt on April 17, 2003. In connection with this redemption, the Company took a charge of approximately $189,000, net of tax, representing unamortized issuance costs on the Company’s 8.625% Trust Preferred Securities.

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $863,000 and $1.1 million as of June 30, 2003 and December 31, 2002, respectively, and are amortized on a level-yield basis over the term of the Preferred Securities.

On April 10, 2003, the Trust II, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $285,000 at June 30, 2003 and are amortized on a level yield basis to the call date.

3.      Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2003:
Trust Preferred securities	$500	$—	$(90)	$410
U.S. Government securities	5,980	976	—	6,956
Municipal securities	85,205	6,122	(131)	91,196
Equity securities	1,313	255	(1)	1,567
Corporate Bonds	112,127	6,349	(4,917)	113,559
Mortgage-backed securities	666,809	15,241	(42)	682,008

	$871,934	$28,943	$(5,181)	$895,696

December 31, 2002:
Trust Preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate Bonds	112,187	4,754	(6,730)	110,211
Mortgage-backed securities	630,404	17,400	(48)	647,756

	$845,706	$26,342	$(6,913)	$865,135

4.      Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2003	December 31, 2002
Loans Receivable
Mortgage loans:
Residential - single family	$146,584	$154,438
Residential - multi family	33,533	31,661
Commercial real estate	50,841	51,495
Construction	43,971	40,778

	274,929	278,372
Other loans:
Consumer	59,404	61,087
Commercial business	16,079	16,080

	350,412	355,539
Less:
Allowance for loan losses	4,181	4,237
Deferred loan fees and net discounts	104	88
Loans in process	18,004	11,890

	$328,123	$339,324

Loans Held for Sale
Mortgage loans:
Residential - single family	$1,573	$1,568

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, December 31, 2000	$4,981
Allowance for loan losses of WSB	154
Provision for loan losses	47
Charge offs	(44)
Recoveries	9

Balance, December 31, 2001	5,147
Recovery of loan losses	(410)
Charge offs	(542)
Recoveries	42

Balance, December 31, 2002	4,237

Recovery of loan losses	(30)
Charge offs	(29)
Recoveries	3

Balance, June 30, 2003	$4,181

5.      Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2003		December 31, 2002
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$24,337	3.9%	$19,039	3.2%
NOW account deposits	53,294	8.6%	45,854	7.8%
Money Market deposits	66,536	10.8%	71,124	12.1%
Passbook account deposits	98,113	15.8%	93,271	15.8%
Time deposits	377,370	60.9%	360,538	61.1%

	$619,650	100.0%	$589,826	100.0%

Time deposits mature as follows:
Within one year	$198,344	32.0%	$221,325	37.5%
After one year through two years	96,116	15.6%	58,689	10.0%
After two years through three years	59,992	9.7%	46,871	7.9%
After three years through four years	14,532	2.3%	28,700	4.9%
After four years through five years	6,971	1.1%	3,499	0.6%
Thereafter	1,415	0.2%	1,454	0.2%

	$377,370	60.9%	$360,538	61.1%

6.       Borrowed Funds

          The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2003		December 31, 2002
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	4.25%	$182,351	4.44%	$187,949
Due beyond 12 months but within 2 years	5.17%	87,055	4.37%	102,055
Due beyond 2 years but within 3 years	4.31%	94,907	5.03%	73,885
Due beyond 3 years but within 4 years	4.76%	52,261	4.94%	61,715
Due beyond 4 years but within 5 years	3.89%	91,055	4.11%	67,859
Due beyond 5 years	5.42%	30,808	5.40%	55,811

		$538,437		$549,274
Repurchase agreements:
Due within 12 months	2.92%	$37,000	3.12%	$34,600
Due beyond 12 months but within 2 years	—	—	7.30%	11,000

		$37,000		$45,600

Other borrowings:
ESOP borrowings
Due beyond 4 years but within 5 years	5.38%	$1,978	5.38%	$2,261

Treasury tax and loan note payable	1.07%	$181	1.09%	$188

Included in the $538.4 million of FHLB advances at June 30, 2003, is approximately $75.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

7.        Net Income Per Share

            The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Net income	$1,670,925	$2,348,105
Weighted-average common shares outstanding	10,223,016	10,131,286

Basic earnings per share	$0.16	$0.23

Weighted-average common shares outstanding	10,223,016	10,131,286
Common stock equivalents due to effect of stock options	571,701	297,886

Total weighted-average common shares and equivalents	10,794,717	10,429,172

Diluted earnings per share	$0.15	$0.23

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net income	$4,034,750	$4,459,165
Weighted-average common shares outstanding	10,193,894	10,113,846

Basic earnings per share	$0.40	$0.44

Weighted-average common shares outstanding	10,193,894	10,113,846
Common stock equivalents due to effect of stock options	526,053	269,561

Total weighted-average common shares and equivalents	10,719,947	10,383,407

Diluted earnings per share	$0.38	$0.43

Net Income per share for the quarter ended June 30, 2002 has been restated to reflect two six-for-five stock splits paid May 15, 2003 to the stockholders of record at the close of business on May 1, 2003 and paid October 25, 2002 to the stockholders of record at the close of business on September 30, 2002. The shares controlled by the ESOP of 343,188 and 363,580 at June 30, 2003 and June 30, 2002, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. All of the outstanding options at June 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices.

Options to purchase 115,517 shares of common stock at $9.47 per share were outstanding as of June 30, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire on June 16, 2008.

8.       Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive gain (loss) and related tax effects for the six months ended June 30, consists of:

(Dollar amounts in thousands)	2003		2002

	Unrealized Gain	Reclassification Adjustment	Unrealized Gain	Reclassification Adjustment
Before tax amount	$5,130	$(797)	$8,139	$295
Tax (expense) benefit	(1,744)	271	(2,767)	(100)

After tax amount	$3,386	$(526)	$5,372	$195

For the six months ended June 30, 2003, total comprehensive income was $6.9 million and for the six months ended June 30, 2002, total comprehensive income was $9.6 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General.    The Company’s total assets increased by $21.9 million, or 1.7%, to $1.3 billion at June 30, 2003 compared to $1.3 billion at December 31, 2002. This net increase was primarily the result of increases to cash and cash equivalents, securities, FHLB stock, real estate acquired through foreclosure, prepaid expenses and other assets and bank owned life insurance (BOLI) of $2.5 million, $30.6 million, $230,000, $213,000, $158,000 and $489,000, respectively. Partially offsetting these increases were decreases in loans receivable, accrued interest receivable, real estate held for investment and intangible assets of $11.2 million, $535,000, $65,000 and $456,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $16.9 million, or 1.4%, and an increase in stockholders’ equity of $5.0 million, or 5.2%. The increase in total liabilities was the result of increases in deposits, guaranteed preferred beneficial interest in subordinated debt, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $29.8 million, $4.9 million, $246,000 and $1.6 million, respectively. Partially offsetting these increases was a decrease in borrowed funds of $19.7 million. The increase to stockholders’ equity was the result of increases to additional paid in capital, retained earnings and accumulated other comprehensive income of $321,000, $1.8 million and $2.9 million, respectively, as well as decreases to unearned employee stock ownership plan shares and unvested shares held by the management recognition plan of $314,000 and $14,000, respectively, partially offset by an increase in treasury stock of $299,000.

Cash on hand, Interest-earning deposits and Federal funds sold.    Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $2.5 million, or 16.4%, to $17.6 million at June 30, 2003 from $15.1 million at December 31, 2002.

Securities.    The Company’s securities portfolio increased by $30.6 million, or 3.5%, to $895.7 million at June 30, 2003 from $865.1 million at December 31, 2002. During the six months ended June 30, 2003, the Company recorded purchases of available for sale securities of $248.5 million, consisting of purchases of mortgage-backed securities of $235.7 million and municipal bonds of $12.7 million. Offsetting the purchases of securities during the six months ended June 30, 2003 were sales of available for sale securities of $21.6 million, consisting of sales of municipal bonds of $9.6 million, mortgage-backed securities of $10.5 million and equity securities of $967,000 and repayments and maturities of securities of $199.5 million. In addition, the securities portfolio increased approximately $4.3 million due to increases in the market value of the securities and decreased by $2.0 million due to amortization of premiums.

Loans receivable.    Net loans receivable decreased $11.2 million, or 3.3%, to $328.1 million at June 30, 2003 from $339.3 million at December 31, 2002. Included in this decrease were decreases in mortgage loans of $3.4 million, or 1.2%, and other loans of $1.7 million, or 2.2%, as well as increases in allowance for loan losses, deferred loan fees and loans in process of a combined $6.1 million, or 37.5%, during the six months ended June 30, 2003. The decrease in net loans receivable between the periods can be attributed to increased loan refinancing that resulted from the historically low interest rate environment.

Loans held for sale.    The loans held for sale increased approximately $5,000, or 0.3%, to $1.6 million at June 30, 2003 compared to $1.6 million at December 31, 2002. The Company originated approximately $22.1 million of loans held for sale for the six months ended June 30, 2003. The Company sold approximately $22.1 million of loans held for sale with a resulting gain of $272,000, for the six months ended June 30, 2003.

Non-performing assets.    Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.2 million, or 0.24%, and $3.6 million, or 0.28%, of total assets at June 30, 2003 and December 31, 2002, respectively.

Real Estate Held for Investment.    The Company’s real estate held for investment slightly decreased by $65,000, or 0.5%, to $13.1 million during the six months ended June 30, 2003.

Intangible assets.    Intangible assets decreased $456,000, or 34.0%, to $886,000 at June 30, 2003 from $1.3 million at December 31, 2002. The decrease primarily resulted from the normal amortization and the impairment valuation recognized on the mortgage servicing asset, resulting from the loan sale in 2002, of $324,000 and $30,000, respectively for the six months ended June 30, 2003. In addition to the activity on the mortgage servicing asset was a decrease of $99,000 in the core deposit intangible, resulting from the acquisition of Workingmen’s Savings Bank in 2001. This decrease was due to normal amortization.

Deposits.    Total deposits increased $29.8 million, or 5.1% , to $619.7 million at June 30, 2003 from $589.8 million at December 31, 2002. Non-interest bearing deposits, interest-bearing demand deposit accounts and time deposits increased $5.3 million, $7.7 million and $16.8 million, respectively, during the six months ended June 30, 2003.

Borrowed funds.    Borrowed funds decreased $19.7 million, or 3.3%, to $577.6 million at June 30, 2003 from $597.3 million at December 31, 2002. FHLB advances decreased $10.8 million, or 2.0%, repurchase agreements decreased $8.6 million, or 18.9%, and other borrowings, which includes the loan for the Company’s ESOP plan with a third party, decreased $290,000, or 11.9%, during the six months ended June 30, 2003.

Stockholders’ equity.    The increase to stockholders’ equity was the result of increases to additional paid in capital, retained earnings and accumulated other comprehensive income of $321,000, $1.8 million and $2.9 million, respectively, as well as decreases to unearned employee stock ownership plan shares and unvested shares held by the management recognition plan of $314,000 and $14,000, respectively, partially offset by an increase in treasury stock of $299,000.

RESULTS OF OPERATIONS

General.    The Company recorded net income of $1.7 million and $4.0 million for the three and six months ended June 30, 2003, respectively, as compared to net income of $2.3 million and $4.5 million, respectively, for the same periods in the prior year.

For the three months ended June 30, 2003, net income decreased $677,000, or 28.8%, as compared to the quarter ended June 30, 2002. The decrease can be attributable to a decrease in net interest income of $631,000 and an increase in the provision for loan losses of $641,000, partially offset by an increase in non-interest income of $44,000 and decreases in non-interest expense and provision for income taxes of $248,000 and $303,000.

Net income decreased $424,000, or 9.5%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This decrease was primarily attributable to decreases in net interest income of $441,000 and increases to the provision for loan losses and non-interest expense of $447,000 and $93,000, respectively. Partially offsetting these decreases was an increase to non-interest income of $404,000 and a decrease to the provision for income taxes of $153,000.

Net interest income.    Net interest income decreased $631,000, or 11.2%, to $5.0 million for the three months ended June 30, 2003, compared to $5.6 million for the same period in the prior year. This decrease in net interest income can be attributed to a decrease in interest income of $3.0 million, partially offset by a decrease in interest expense of $2.4 million.

Net interest income decreased $441,000, or 4.0%, to $10.7 million for the six months ended June 30, 2003, compared to $11.1 million for the same period in the prior year. This decrease in net interest income can be attributed to a decrease in interest income of $5.0 million, partially offset by a decrease in interest expense of $4.6 million.

Interest income.    Interest income decreased $3.0 million, or 16.0%, to $15.7 million for the three months ended June 30, 2003, compared to $18.8 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, FHLB stock and interest-earning deposits of $3.0 million, $29,000 and $14,000, respectively. Interest income on securities available for sale remained stable between the periods.

Interest earned on loans receivable decreased $3.0 million, or 35.0%, to $5.5 million for the three months ended June 30, 2003, compared to $8.5 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $153.1 million, or 31.4%, to $335.2 million for the three months ended June 30, 2003 compared to $488.3 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be partially attributed to the loan sale and securitization of a portion of the Company’s 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002. In addition to the decrease in the average balance of loans outstanding was a decline in the yield on the loans to 6.56% for the three months ended June 30, 2003 from 6.93% for the same period in the prior year.

Interest earned on securities remained stable at $10.1 million for the three months ended June 30, 2003, compared to the same period in the prior year. This stability was primarily attributable to an increase in the average balance of securities of $179.8 million, or 25.6%, to $883.3 million for the three months ended June 30, 2003 compared to $703.5 million for the same period in the prior year. A decrease in the tax equivalent yield on securities to 4.81% for the three months ended June 30, 2003 from 6.06% for the same period in the prior year was offset by an increase in the average balance of the Company’s securities portfolio between periods. This increase can be partially attributed to the securitization of a portion of the Company’s 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002.

Interest income decreased $5.0 million, or 13.4%, to $32.5 million for the six months ended June 30, 2003, compared to $37.5 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, FHLB stock and interest-earning deposits of $6.7 million, $32,000 and $22,000, respectively. Partially offsetting these decreases was an increase in interest earned on securities of $1.7 million.

Interest earned on loans receivable decreased $6.7 million, or 37.1%, to $11.3 million for the six months ended June 30, 2003, compared to $17.9 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $167.5 million, or 33.2%, to $337.2 million for the six months ended June 30, 2003, compared to $504.8 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be partially attributed to the loan sale and securitization of a portion of the Company’s 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002. In addition to this decrease in average balance was a decrease in the yield on loans receivable to 6.70% for the six months ended June 30, 2003, compared to 7.11% for the same period in the prior year.

Interest earned on securities increased $1.7 million, or 8.7%, to $20.8 million for the six months ended June 30, 2003, compared to $19.1 million for the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities of $197.2 million, or 29.1%, to $874.6 million for the six months ended June 30, 2003, compared to $677.5 million for the same period in the prior year. The increase in the average balance of the Company’s securities portfolio between periods can be partially attributed to the securitization of a portion of the Company’s 1-4 family mortgage loan portfolio that occurred in the second quarter of 2002. Partially offsetting the increase in average balance was a decline in the tax equivalent yield on securities to 5.02% for the six months ended June 30, 2003 compared to 5.99% for the same period in the prior year.

Interest expense.    Interest expense decreased $2.4 million, or 18.1%, to $10.7 million for the three months ended June 30, 2003, compared to $13.1 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits as well as borrowed funds of $1.2 million and $1.2 million, respectively, partially offset by an increase in the interest expense on the guaranteed preferred beneficial interest in subordinated debt of $27,000.

Interest incurred on deposits decreased $1.2 million, or 26.2%, to $3.4 million for the three months ended June 30, 2003, compared to $4.7 million for the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 2.38% from 3.20% for the quarters ended June 30, 2003 and 2002, respectively. Additionally the average balance of interest-bearing deposits decreased by $6.0 million, or 1.0%, to $578.0 million for the three months ended June 30, 2003, compared to $584.0 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $1.2 million, or 13.7%, to $7.3 million for the three months ended June 30, 2003, compared to $8.5 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.55% from 5.64% for the quarters ended June 30, 2003 and 2002, respectively. Partially offsetting the decrease in the cost of funds was an increase in the average balance of borrowed funds of $40.8 million, or 6.9%, to $635.5 million for the three months ended June 30, 2003, compared to $594.7 million for the same period in the prior year.

Interest expense decreased $4.6 million, or 17.4%, to $21.8 million for the six months ended June 30, 2003, compared to $26.4 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $2.5 million and $2.1 million, respectively.

Interest incurred on deposits decreased $2.5 million, or 26.1%, to $7.1 million for the six months ended June 30, 2003, compared to $9.6 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 2.50% for the six months ended June 30, 2003 compared to 3.36% for the same period in the prior year. In addition to the decrease in the cost of interest-bearing deposits was a decline in the average balance of interest-bearing deposits of $3.0 million, or 0.5%, to $575.1 million for the six months ended June 30, 2003, compared to $578.1 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $2.1 million, or 12.4%, to $14.7 million for the six months ended June 30, 2003, compared to $16.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.60% for the six months ended June 30, 2003, compared to 5.66% for the same period in the prior year. Partially offsetting the increase in the cost of these funds, was an increase in the average balance of borrowed funds of $45.5 million, or 7.7%, to $633.7 million for the six months ended June 30, 2003, compared to $588.2 million for the six months ended June 30, 2002.

Provision for (recovery of) loan losses.    The provision for loan losses increased $641,000 reflecting a provision for loan losses of $152,000 for the three months ended June 30, 2003 compared to a recovery of loan losses of $489,000 for the same period in the prior year. The recovery of loan losses decreased $447,000 reflecting a recovery of loan losses of $30,000 for the six months ended June 30, 2003 compared to a recovery of loan losses of $477,000 for the same period in the prior year. The recoveries for the three and six months ended June 30, 2002 include a final recovery of $402,000 on the Company’s Bennett Lease pools, which was received from the bankruptcy trustee and a reduction to the provision for loan losses of approximately $150,000, which resulted from the whole loan sale and securitization of a portion of the Company’s 1-4 family residential mortgage loans. These recoveries were increased by other operating recoveries recorded in the second quarter of 2002 and partially offset by provisions recorded in the first and second quarters of 2002 resulting from the normal operations of the Company. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2003 amounted to $4.2 million or 1.19% of the Company’s total loan portfolio as compared to $4.2 million or 1.19% at December 31, 2002. The Company’s allowance for losses on loans as a percentage of non-performing loans was 219.2% and 166.7% at June 30, 2003 and December 31, 2002, respectively.

Non-interest income.    Non-interest income increased $44,000, or 2.7%, to $1.7 million for the three months ended June 30, 2003, compared to $1.6 million for the same period in the prior year. This increase can be attributed to increases in the net realized gain on sale of securities available for sale and income from real estate joint ventures of $331,000 and $352,000, respectively. These increases were partially offset by decreases in fees and service charges, net gain on sale of loans, the cash surrender value of the BOLI and other income of $29,000, $391,000, $67,000 and $152,000, respectively.

Non-interest income increased $404,000, or 15.0%, to $3.1 million for the six months ended June 30, 2003, compared to $2.7 million for the same period in the prior year. This increase can be attributed to increases in net realized gain on sale of securities available for sale and income from real estate joint ventures of $641,000 and $545,000, respectively. Partially offset by decreases in fees and service charges, net gain on sale of loans, the cash surrender value of the BOLI and other income of $220,000, $362,000, $108,000 and $92,000, respectively, between periods.

Net realized gain on sales of securities available for sale increased $331,000 for the three months ended June 30, 2003 compared to the same period in the prior year and $641,000 for the six months ended June 30, 2003 as compared to the same period in the prior year. These gains were the result of the transactions completed in this historically low interest rate environment. The securities sold during this period were bonds that had a significant possibility of being called or experiencing increased principal repayments considering the current rate environment.

Income from real estate joint ventures increased $352,000 to $436,000 for the three months ended June 30, 2003, compared to $84,000 for the same period in the prior year. Income from real estate joint ventures increased $545,000 to $630,000 for the six months ended June 30, 2003 compared to $85,000 for the same period in the prior year. This increase can be attributed to the addition of three new joint ventures in 2002 in which the Company has a 51% ownership. These joint ventures began to provide income to the Bank in the later part of 2002.

Fees and service charges decreased $29,000, or 6.5%, to $418,000 for the three months ended June 30, 2003 compared to $447,000 for the same period in the prior year. This decrease can primarily be attributable to the amortization of $146,000 taken on mortgage servicing assets for the quarter ended June 30, 2003, offset by a recovery of the impairment valuation of $39,000 and an increase in loan servicing fees of approximately $56,000 relating to the servicing retained on the aforementioned whole loan sale and securitization. For the six months ended June 30, 2003, fees and service charges decreased $220,000, or 25.0%, to $661,000 compared to $881,000 for the same period in the prior year. This decrease can primarily be attributable to the amortization and impairment valuation of $324,000 and $30,000, respectively, taken on mortgage servicing assets for the six months ended June 30, 2003. Partially offsetting these decreases was an increase in loan servicing fees of approximately $130,000.

Net gain on sale of loans decreased $391,000, or 71.6%, for the three months ended June 30, 2003 compared to the same period in the prior year. Net gain on sale of loans decreased $362,000, or 57.1%, for the six months ended June 30, 2003 as compared to the same period in the prior year. The three and six months ended June 30, 2002 included a net gain of $510,000 in connection with the whole loan sale, $265,000 of which relates to servicing rights retained by the Company on the loans.

Non-interest expense.    Non-interest expense decreased $248,000, or 5.1%, to $4.6 million for the three months ended June 30, 2003, from $4.9 million for the same period in the prior year. This decrease was primarily the result of a decrease to premises and equipment and other expense of $128,000 and $658,000, respectively, partially offset by increases in compensation and employee benefits and data processing expenses of $403,000 and $147,000, respectively. Non-interest expense increased $93,000, or 1.0%, to $9.0 million for the six months ended June 30, 2003, from $8.9 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits and data processing $741,000 and $287,000, respectively, partially offset by decreases in premises and equipment and other non-interest expense of $270,000 and $649,000, respectively.

Provision for income taxes.    The provision for income taxes decreased $303,000, or 55.5%, to $243,000 for the three months ended June 30, 2003 and $153,000, or 16.1%, to $800,000 for the six months ended June 30, 2003 compared to $546,000 and $953,000, respectively, for the prior year periods. These decreases in the provision for income taxes are primarily attributable to the decreases to net income for the quarter and year to date as compared to the same periods in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2003			2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$747,888	$8,687	4.65%	$558,444	$8,514	6.10%
Taxable corporate bonds available for sale	51,224	271	2.09%	55,255	384	2.75%
Tax-exempt securities available for sale	84,235	1,673	7.94%	89,840	1,764	7.85%

	883,347	10,631	4.81%	703,539	10,662	6.06%

Mortgage loans	260,302	4,335	6.66%	413,275	7,145	6.92%
Other loans	74,912	1,161	6.22%	75,021	1,315	7.03%

	335,214	5,496	6.56%	488,296	8,460	6.93%

Cash equivalents	11,358	17	0.60%	10,284	31	1.21%
FHLB stock	30,332	168	2.22%	24,341	197	3.25%

	41,690	185	1.78%	34,625	228	2.64%

Total interest-earning assets	1,260,251	16,312	5.18%	1,226,460	19,350	6.31%
Other noninterest-earning assets	91,656	—	—	73,095	—	—

Total assets	$1,351,907	$16,312	4.83%	$1,299,555	$19,350	5.96%

Interest-bearing liabilities:
Interest-bearing demand deposits	$213,568	$450	0.85%	$213,168	$828	1.56%
Time deposits	364,431	2,985	3.29%	370,813	3,827	4.14%

	577,999	3,435	2.38%	583,981	4,655	3.20%

FHLB advances	568,228	6,405	4.46%	470,600	6,562	5.52%
Repurchase Agreements	36,717	287	3.09%	99,640	1,341	5.32%
Other borrowings	2,202	29	5.21%	142	—	—
Preferred securities	28,321	584	8.25%	24,175	557	9.22%

Total interest-bearing liabilities	1,213,467	10,740	3.52%	1,178,538	13,115	4.43%
Noninterest-bearing demand deposits	25,179	—	—	20,959	—	—
Other noninterest-bearing liabilities	11,503	—	—	15,417	—	—

Total liabilities	1,250,149	10,740	3.42%	1,214,914	13,115	4.29%
Stockholders’ equity	101,758	—	—	84,641	—	—

Total liabilities and equity	$1,351,907	$10,740	3.16%	$1,299,555	$13,115	4.01%

Net interest income		$5,572			$6,235

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.66%			1.88%

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.79%			2.03%

(Dollar amounts in thousands)	Six months ended June 30,
	2003			2002
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$737,094	$17,940	4.87%	$532,227	$16,001	6.01%
Taxable corporate bonds available for sale	51,222	555	2.16%	56,247	785	2.78%
Tax-exempt securities available for sale	86,329	3,447	7.99%	88,991	3,505	7.88%

	874,645	21,942	5.02%	677,465	20,291	5.99%

Mortgage loans	262,518	8,899	6.78%	428,076	15,232	7.12%
Other loans	74,724	2,371	6.40%	76,711	2,694	7.08%

	337,242	11,270	6.70%	504,787	17,926	7.11%

Cash equivalents	11,881	43	0.73%	9,768	66	1.36%
FHLB stock	30,196	408	2.72%	23,229	440	3.82%

	42,077	451	2.16%	32,997	506	3.09%

Total interest-earning assets	1,253,964	33,663	5.37%	1,215,249	38,723	6.38%
Other noninterest-earning assets	90,638	—	—	67,199	—	—

Total assets	$1,344,602	$33,663	5.01%	$1,282,448	$38,723	6.04%

Interest-bearing liabilities:
Interest-bearing demand deposits	$212,176	$958	0.91%	$208,738	$1,625	1.57%
Time deposits	362,966	6,168	3.43%	369,410	8,020	4.38%

	575,142	7,126	2.50%	578,148	9,645	3.36%

FHLB advances	568,283	12,825	4.49%	455,750	12,702	5.54%
Repurchase agreements	36,867	633	3.41%	107,973	2,923	5.38%
Other borrowings	2,247	59	5.22%	153	1	1.30%
Preferred securities	26,265	1,141	8.69%	24,170	1,113	9.21%

Total interest-bearing liabilities	1,208,804	21,784	3.60%	1,166,194	26,384	4.52%
Noninterest-bearing demand deposits	24,146	—	—	20,630	—	—
Other noninterest-bearing liabilities	11,231	—	—	12,780	—	—

Total liabilities	1,244,181	21,784	3.50%	1,199,604	26,384	4.40%
Stockholders’ equity	100,421	—	—	82,844	—	—

Total liabilities and equity	$1,344,602	$21,784	3.24%	$1,282,448	$26,384	4.11%

Net interest income		$11,879			$12,339

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.77%			1.86%

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.90%			2.03%

Analysis of Changes in Net Interest Income.    The following tables analyze the changes in interest income and interest expense, between the three and six month period ended June 30, 2003 and 2002, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 2003 and 2002 is presented as follows:

(Dollar amounts in thousands)	Three months ended, June 30, 2003 versus 2002 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$2,414	$(2,445)	$(31)
Loans	(2,531)	(433)	(2,964)
Cash equivalents	3	(17)	(14)
FHLB stock	42	(71)	(29)

Total interest-earning assets	(72)	(2,966)	(3,038)

Interest expense:
Deposits	(47)	(1,173)	(1,220)
FHLB advances	1,226	(1,383)	(157)
Repurchase agreements	(633)	(421)	(1,054)
Other borrowings	—	29	29
Preferred securities	89	(62)	27

Total interest-bearing liabilities	635	(3,010)	(2,375)

Net interest income	$(707)	$44	$(663)

The table analyzing changes in interest income between the six months ended June 30, 2003 and 2002 is presented as follows:

(Dollar amounts in thousands)	Six months ended, June 30 2003 versus 2002 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$5,290	$(3,639)	$1,651
Loans	(5,652)	(1,004)	(6,656)
Cash equivalents	12	(35)	(23)
FHLB stock	113	(145)	(32)

Total interest-earning assets	(237)	(4,823)	(5,060)

Interest expense:
Deposits	(50)	(2,469)	(2,519)
FHLB advances	2,799	(2,676)	123
Repurchase agreements	(1,472)	(818)	(2,290)
Other borrowings	48	10	58
Preferred securities	93	(65)	28

Total interest-bearing liabilities	1,418	(6,018)	(4,600)

Net interest income	$(1,655)	$1,195	$(460)

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

As of June 30, 2003, the implementation of these asset and liability initiatives resulted in the following: (i) $163.8 million, or 46.8%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $68.3 million or 40.1% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $360.8 million, or 52.9%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 2003, the Company’s interest-earning assets maturing or repricing within one year totaled $554.5 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $564.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $10.4 million, or a negative 0.8%, of total assets. At June 30, 2003, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 98.2%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

The one year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position. The Company also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. The Asset and Liability Management Committee of the Company believes that simulation modeling enables the Company to more accurately evaluate and manage the possible effects on net interest income due to the exposure to changing market interest rates, the slope of the yield curve and different loan and mortgage-backed security prepayment and deposit decay assumptions under various interest rate scenarios.

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of cash flows are critical in net portfolio equity valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across the different rate risk measures.

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point parallel and gradual increase or decrease in market interest rates, net interest income may not change by more than 10% for a one-year period.

Portfolio equity simulation. Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 50% of stockholders’ equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2003 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2003 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2003 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	7.06%	7.15%	(8.39%)	N/A
Return on average equity - increase (decrease)	12.14%	12.36%	(14.57%)	N/A
Diluted earnings per share - increase (decrease)	12.75%	13.73%	(15.69%)	N/A
Portfolio equity - increase (decrease)	7.31%	(2.04%)	(23.64%)	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2002 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2002 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2002 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	3.03%	2.61%	(5.39%)	(6.14%)
Return on average equity - increase (decrease)	5.37%	4.71%	(9.65%)	(11.07%)
Diluted earnings per share - increase (decrease)	5.94%	4.95%	(9.90%)	(10.89%)
Portfolio equity - increase (decrease)	6.48%	(0.88%)	(15.41%)	(34.33%)

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 2003, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $13.9 million, unused lines of credit totaling $37.8 million and $13.6 million of undisbursed loans in process.

At June 30, 2003, certificates of deposit amounted to $377.4 million, or 60.9%, of the Company’s total consolidated deposits, including $198.3 million, which were scheduled to mature by June 30, 2004. At the same date, the total amount of borrowed funds which were scheduled to mature by June 30, 2004 was $219.4 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2004 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2003, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 7.0%, 7.0% and 16.0%, respectively.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2003, have remained unchanged from December 31, 2002.

SIGNIFICANT ACCOUNTING POLICIES

For a discussion on the Company’s significant accounting polices please refer to Note 1 of the financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are incorporated herein by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of this report.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures ( as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 16, 2003, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Against	Not Voted	Term/Expiration
Charlotte A. Zuschlag	7,396,609	91,573	1,267,539	Three year term/2006
William B. Salsgiver	7,432,924	55,258	1,267,539	Three year term/2006
Charles Delman	7,353,387	134,795	1,267,539	Two year term/2005

Proposal to ratify the appointment of Ernst & Young, LLP as the Company’s independent auditors for the year ended December 31, 2003.

For	Against	Abstain	Not Voted
7,426,770	36,496	24,916	1,267,539

No other proposals were considered at the annual meeting

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities

Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K – The Company filed a Form 8-K dated April 15, 2003 to report a six-for-five stock split on its common stock, payable on May 15, 2003 to stockholders of record at the close of business on May 1, 2003 and to release the first quarter 2003 earnings.

The Company filed a Form 8-K dated June 18, 2003 to report a quarterly cash dividend of $0.10 per share on the common stock, payable July 25, 2003 to the stockholders of record at the close of business on June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: August 14, 2003	By:	/s/ CHARLOTTE A. ZUSCHLAG

Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ CHARLES P. EVANOSKI

Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer