Form 10-Q
period 2003-09-30
ESB FINANCIAL CORP
filed 2003-11-14
CIK 872835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer ( as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2003:

Common Stock, $0.01 par value	10,788,857 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2003 (Unaudited) and December 31, 2002

(Dollar amounts in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash on hand and in banks	$5,224	$4,843
Interest-earning deposits	9,133	9,837
Federal funds sold	2,327	453
Securities available for sale; cost of $902,085 and $845,706	919,235	865,135
Loans receivable, net of allowance for loan losses of $3,916 and $4,237	320,539	339,324
Loans held for sale	339	1,568
Accrued interest receivable	7,102	8,405
Federal Home Loan Bank (FHLB) stock	30,945	29,887
Premises and equipment, net	9,435	9,290
Real estate acquired through foreclosure, net	1,198	1,092
Real estate held for investment	12,557	13,195
Goodwill	7,127	7,127
Intangible assets	813	1,342
Prepaid expenses and other assets	7,410	4,506
Bank owned life insurance	24,411	23,691

Total assets	$1,357,795	$1,319,695

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$605,376	$589,826
FHLB advances	556,954	549,274
Repurchase agreements	57,000	45,600
Other borrowings	66	2,449
Guaranteed preferred beneficial interest in subordinated debt, net	29,176	24,203
Advance payments by borrowers for taxes and insurance	1,084	2,099
Accrued expenses and other liabilities	10,837	9,873

Total liabilities	1,260,493	1,223,324

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 10,930,393 and 9,172,379 shares issued; 10,788,857 and 8,753,660 shares outstanding	109	92
Additional paid-in capital	59,997	58,297
Treasury stock, at cost; 141,536 and 418,719 shares	(2,012)	(4,769)
Unearned Employee Stock Ownership Plan (ESOP) shares	(6,751)	(2,305)
Unvested shares held by Management Recognition Plan (MRP)	(203)	(225)
Retained earnings	34,843	32,458
Accumulated other comprehensive income, net	11,319	12,823

Total stockholders' equity	97,302	96,371

Total liabilities and stockholders' equity	$1,357,795	$1,319,695

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2003 and 2002 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$5,223	$6,087	$16,492	$24,013
Taxable securities available for sale	8,178	10,572	26,673	27,359
Tax free securities available for sale	1,075	1,191	3,351	3,504
FHLB stock	154	197	562	637
Deposits with banks and federal funds sold	18	35	61	100

Total interest income	14,648	18,082	47,139	55,613

Interest expense:
Deposits	3,087	4,480	10,213	14,125
Borrowed funds	6,095	7,709	19,612	23,334
Guaranteed preferred beneficial interest in subordinated debt	574	557	1,715	1,670

Total interest expense	9,756	12,746	31,540	39,129

Net interest income	4,892	5,336	15,599	16,484
(Recovery of) provision for loan losses	(237)	(103)	(267)	(580)

Net interest income after (recovery of) provision for loan losses	5,129	5,439	15,866	17,064

Noninterest income:
Fees and service charges	564	377	1,225	1,258
Net gain on sale of loans	153	37	425	671
Increase of cash surrender value of bank owned life insurance	230	293	719	890
Net realized gain on sale of securities available for sale	460	423	1,226	548
Income from real estate joint ventures	446	80	1,076	165
Other	155	41	443	421

Total noninterest income	2,008	1,251	5,114	3,953

Noninterest expense:
Compensation and employee benefits	2,812	2,404	8,309	7,160
Premises and equipment	433	99	1,321	1,258
Federal deposit insurance premiums	24	25	73	77
Data processing	358	627	1,022	1,003
Amortization of intangible assets	51	58	154	173
Other	816	709	2,624	3,165

Total noninterest expense	4,494	3,922	13,503	12,836

Income before income taxes	2,643	2,768	7,477	8,181
Provision for income taxes	478	498	1,278	1,452

Net income	$2,165	$2,270	$6,199	$6,729

Net income per share
Basic	$0.21	$0.22	$0.61	$0.66
Diluted	$0.20	$0.22	$0.58	$0.65
Dividends Declared per share	$0.10	$0.10	$0.30	$0.30

Net income per share for the quarter and nine months ended September 30, 2002 has been restated to reflect a six-for-five stock split paid May 15, 2003, to the stockholders of record at the close of business on May 1, 2003.

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2003 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Total stockholders' equity
Balance at December 31, 2002	$92	$58,297	$(4,769)	$(2,305)	$(225)	$32,458	$12,823	$96,371
Comprehensive results:
Net income	—	—	—	—	—	6,199	—	6,199
Other comprehensive results, net	—	—	—	—	—	—	(394)	(394)
Reclassification adjustment	—	—	—	—	—	—	(1,110)	(1,110)

Total comprehensive results	—	—	—	—	—	6,199	(1,504)	4,695
Cash dividends at $0.30 per share	—	—	—	—	—	(2,877)	—	(2,877)
Six-for-five stock split	17	—	—	—	—	(17)	—	—

Payment of cash in lieu of fractional shares for six-for-five stock split	—	(10)	—	—	—	—	—	(10)
Purchase of treasury stock, at cost (192,959 shares)	—	—	(2,759)	—	—	—	—	(2,759)
Reissuance of treasury stock for stock option exercises	—	—	1,533	—	—	(920)	—	613
Purchase of treasury stock for ESOP (342,465 shares)	—	1,017	3,983	(5,000)	—	—	—	—
Principal payments on ESOP debt	—	411	—	554	—	—	—	965
Effect of compensatory stock options	—	282	—	—	—	—	—	282
Accrued compensation expense MRP	—	—	—	—	22	—	—	22

Balance at September 30, 2003	$109	$59,997	$(2,012)	$(6,751)	$(203)	$34,843	$11,319	$97,302

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net income	$6,199	$6,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	721	691
Recovery of loan losses	(267)	(110)
Amortization of premiums and accretion of discounts	3,573	1,011
Origination of loans available for sale	(33,267)	(15,029)
Proceeds from sale of loans available for sale	34,497	49,009
Gain on sale of securities available for sale	(1,226)	(548)
Amortization of intangible assets	529	173
Compensation expense on ESOP and MRP	997	611
Decrease in accrued interest receivable	1,303	210
Increase in prepaid expenses and other assets	(2,128)	(4,278)
Increase in accrued expenses and other liabilities	964	4,259
Other	3,054	(4,194)

Net cash provided by operating activities	14,949	38,534

Investing activities:
Loan originations and purchases	(161,066)	(114,560)
Purchases of:
Securities available for sale	(412,881)	(261,875)
FHLB Stock	(1,058)	(3,470)
Fixed Assets	(874)	(275)
Principal repayments of:
Loans receivable	180,239	126,390
Securities available for sale	322,611	146,438
Proceeds from the sale of:
Securities available for sale	31,572	42,923
REO	126	47
Reductions (additions) to real estate held for investment	638	(7,069)

Net cash used in investing activities	(40,693)	(71,451)

Financing activities:
Net increase in deposits	15,550	4,638
Proceeds from long-term borrowings	95,000	152,543
Repayments of long-term borrowings	(81,982)	(104,935)
Net increase (decrease) in short-term borrowings	3,679	(20,078)
Proceeds received from exercise of stock options	613	443
Dividends paid	(2,806)	(2,196)
Proceeds from re-issuance, sale or (payments to acquire) treasury stock	2,241	(771)
Stock purchased by ESOP	(5,000)	—

Net cash provided by financing activities	27,295	29,644

Net increase (decrease) in cash equivalents	1,551	(3,273)
Cash equivalents at beginning of period	15,133	15,479

Cash equivalents at end of period	$16,684	$12,206

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2003 and 2002 (Unaudited)

(Dollar amounts in thousands

	Nine months ended September 30,
	2003	2002
Supplemental information:

Interest paid	$31,973	$37,672
Income taxes paid	1,237	2,275

Supplemental schedule of non-cash investing and financing activities:

Dividends declared but not paid	1,079	781
Securitization of 1-4 family mortgage loans	—	135,310

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank, F.S.B. (ESB or the Bank), PennFirst Financial Services, Inc., PennFirst Capital Trust I (the Trust), ESB Capital Trust II (the Trust II), THF, Inc., ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO).

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

The financial services operation that was previously under the Bank’s subsidiary, PennFirst Financial Advisory Services, Inc., has been moved to ESB Bank, effective September 23, 2003, and shall operate as a division of the Bank known as PennFirst Financial Advisory Services.

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2003, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the savings and loan industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards (FAS) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure provisions of FAS No. 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rates of 6.80%; dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS No. 123 for stock options granted subsequent to December 31, 1994:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands, except share data)	2003	2002	2003	2002

Net income, as reported	$2,165	$2,270	$6,199	$6,729
Compensation expense, under FAS 123, net of tax	0	(20)	(40)	(61)

Pro forma net income	$2,165	$2,250	$6,159	$6,668
Basic net income per share, as reported	$0.21	$0.22	$0.61	$0.66
Pro forma basic net income per share	$0.21	$0.22	$0.60	$0.66
Diluted net income per share, as reported	$0.20	$0.22	$0.58	$0.65
Pro forma diluted net income per share	$0.20	$0.21	$0.58	$0.64

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

Recent Accounting and Regulatory Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN No. 45 requires a guarantor to make additional disclosures in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (VIEs) which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIEs activities, or is entitled to receive a majority of the VIE’s residual returns, or both. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003 and will apply to previously established entities in the fourth quarter of 2003. The Company has evaluated the prospective requirements of FIN No. 46 and does not believe it will have a significant impact on the Company’s financial position or results of operations.

The Company has determined that the provisions of FIN No. 46 may require deconsolidation of its subsidiary grantor trusts. In the event of deconsolidation, the grantor trusts would be deconsolidated and the junior subordinated debentures of the Company, owned by grantor trusts would, be disclosed. Deconsolidation of the trusts would not have a significant impact on the Company’s financial condition, results of operations or cash flows.

2.	Subsequent Events

On October 21, 2003, the Company entered into an interest rate cap contract with Citibank. This cap contract has a notional amount that will be reported as an off-balance sheet item of $20 million, a strike rate of 5.00% and a maturity date of October 20, 2008. This transaction will be used as a cash-flow hedge and will be subject to FAS No. 133 as amended, “Accounting for Derivative Instruments and Hedging Activities.” The purpose of the interest rate cap is to protect the Company’s variable rate short term borrowings, which are tied to the 3-month LIBOR index, from the potential of an increase in short-term interest rates.

During the third quarter the Company announced the closing of its Brighton Heights Office effective December 31, 2003 due to slow growth in its market area. The assets of this office will be transferred to another branch location and the transition will have minimal effect on the operating results for the year ended December 31, 2003.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $854,000 and $1.1 million as of September 30, 2003 and December 31, 2002, respectively, and are amortized on a level-yield basis over the term of the Preferred Securities.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $270,000 at September 30, 2003 and are amortized on a level yield basis.

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

September 30, 2003:
Trust Preferred securities	$500	$—	$(83)	$417
U.S. Government securities	5,981	788	—	6,769
Municipal securities	86,775	5,175	(399)	91,551
Equity securities	1,256	287	—	1,543
Corporate Bonds	112,097	5,672	(4,860)	112,909
Mortgage-backed securities	695,476	11,214	(644)	706,046

	$902,085	$23,136	$(5,986)	$919,235

December 31, 2002:
Trust Preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate Bonds	112,187	4,754	(6,730)	110,211
Mortgage-backed securities	630,404	17,400	(48)	647,756

	$845,706	$26,342	$(6,913)	$865,135

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002

Loans Receivable

Mortgage loans:
Residential—single family	$142,601	$154,438
Residential—multi family	42,634	31,661
Commercial real estate	43,514	51,495
Construction	42,262	40,778

	271,011	278,372
Other loans:
Consumer	60,039	61,087
Commercial business	14,026	16,080

	345,076	355,539
Less:
Allowance for loan losses	3,916	4,237
Deferred loan fees and net discounts	153	88
Loans in process	20,468	11,890

	$320,539	$339,324

Loans Held for Sale

Mortgage loans:
Residential—single family	$339	$1,568

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals

Balance, December 31, 2000	$4,981
Allowance for loan losses of WSB	154
Provision for loan losses	47
Charge offs	(44)
Recoveries	9

Balance, December 31, 2001	5,147
Recovery of loan losses	(410)
Charge offs	(542)
Recoveries	42

Balance, December 31, 2002	4,237

Recovery of loan losses	(267)
Charge offs	(68)
Recoveries	14

Balance, September 30, 2003	$3,916

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2003		December 31, 2002
Type of accounts	Amount	%	Amount	%

Noninterest-bearing deposits	$21,321	3.5%	$19,039	3.2%
NOW account deposits	59,318	9.8%	45,854	7.8%
Money Market deposits	66,501	11.0%	71,124	12.1%
Passbook account deposits	100,893	16.7%	93,271	15.8%
Time deposits	357,343	59.0%	360,538	61.1%

	$605,376	100.0%	$589,826	100.0%

Time deposits mature as follows:
Within one year	$187,010	30.9%	$221,325	37.5%
After one year through two years	100,704	16.6%	58,689	10.0%
After two years through three years	45,831	7.6%	46,871	7.9%
After three years through four years	17,253	2.8%	28,700	4.9%
After four years through five years	5,177	0.9%	3,499	0.6%
Thereafter	1,368	0.2%	1,454	0.2%

	$357,343	59.0%	$360,538	61.1%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2003		December 31, 2002
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	3.22%	$201,045	4.44%	$187,949
Due beyond 12 months but within 2 years	5.03%	87,468	4.37%	102,055
Due beyond 2 years but within 3 years	4.21%	104,654	5.03%	73,885
Due beyond 3 years but within 4 years	4.39%	61,980	4.94%	61,715
Due beyond 4 years but within 5 years	3.93%	71,060	4.11%	67,859
Due beyond 5 years	5.41%	30,747	5.40%	55,811

		$556,954		$549,274

Repurchase agreements:
Due within 12 months	2.29%	$57,000	3.12%	$34,600
Due beyond 12 months but within 2 years	—	—	7.30%	11,000

		$57,000		$45,600

Other borrowings:

ESOP borrowings

Due beyond 4 years but within 5 years	—	$—	5.38%	$2,261

Treasury tax and loan note payable	0.85%	$66	1.09%	$188

Included in the $557.0 million of FHLB advances at September 30, 2003, is approximately $75.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net income	$2,165	$2,270
Weighted-average common shares outstanding	10,157	10,152

Basic earnings per share	$0.21	$0.22

Weighted-average common shares outstanding	10,157	10,152
Common stock equivalents due to effect of stock options	506	322

Total weighted-average common shares and equivalents	10,663	10,474

Diluted earnings per share	$0.20	$0.22

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income	$6,199	$6,729
Weighted-average common shares outstanding	10,181	10,127

Basic earnings per share	$0.61	$0.66

Weighted-average common shares outstanding	10,181	10,127
Common stock equivalents due to effect of stock options	520	287

Total weighted-average common shares and equivalents	10,701	10,414

Diluted earnings per share	$0.58	$0.65

Net Income per share for the quarter ended September 30, 2002 has been restated to reflect a six-for-five stock split paid May 15, 2003 to the stockholders of record at the close of business on May 1, 2003. The shares controlled by the ESOP of 685,653 and 436,298 at September 30, 2003 and September 30, 2002, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. All of the outstanding options at September 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices.

Options to purchase 115,302 shares of common stock at $9.47 per share were outstanding as of September 30, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire on June 16, 2008.

9.	Comprehensive Income

In complying with FAS No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain on securities available for sale. Other comprehensive gain (loss) and related tax effects for the nine months ended September 30, consists of:

(Dollar amounts in thousands)	2003		2002

	Unrealized Loss	Reclassification Adjustment	Unrealized Gain	Reclassification Adjustment
Before tax amount	$(597)	$(1,682)	$18,433	$(295)
Tax (expense) benefit	203	572	(6,267)	100

After tax amount	$(394)	$(1,110)	$12,166	$(195)

For the nine months ended September 30, 2003, total comprehensive income was $4.7 million and for the nine months ended September 30, 2002, total comprehensive income was $18.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $38.1 million, or 2.9%, to $1.4 billion at September 30, 2003 compared to $1.3 billion at December 31, 2002. This net increase was primarily the result of increases to cash and cash equivalents, securities, FHLB stock, prepaid expenses and other assets and bank owned life insurance (BOLI) of $1.6 million, $54.1 million, $1.1 million, $2.9 million and $720,000, respectively. Partially offsetting these increases were decreases in loans receivable, loans held for sale, accrued interest receivable, real estate held for investment and intangible assets of $18.8 million, $1.2 million, $1.3 million, $638,000 and $529,000, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $37.2 million, or 3.0%, and an increase in stockholders’ equity of $931,000, or 1.0%. The increase in total liabilities was the result of increases in deposits, borrowed funds, guaranteed preferred beneficial interest in subordinated debt and accrued expenses and other liabilities of $15.6 million, $16.7 million, $5.0 million and $964,000, respectively. Partially offsetting these increases was a decrease in advance payments by borrowers for taxes and insurance of $1.0 million. The increase to stockholders’ equity was primarily the result of increases to additional paid in capital and retained earnings $1.7 million and $2.4 million, respectively, as well a decrease to treasury stock of $2.8 million. These increases were partially offset by an increase in unearned employee stock ownership plan of $4.4 million and a decrease in accumulated other comprehensive income of $1.5 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $1.6 million, or 10.3%, to $16.7 million at September 30, 2003 from $15.1 million at December 31, 2002.

Securities. The Company’s securities portfolio increased by $54.1 million, or 6.3%, to $919.2 million at September 30, 2003 from $865.1 million at December 31, 2002. During the nine months ended September 30, 2003, the Company recorded purchases of available for sale securities of $412.9 million, consisting of purchases of mortgage-backed securities of $394.0 million and municipal bonds of $18.9 million. Offsetting the purchases of securities during the nine months ended September 30, 2003 were sales of available for sale securities of $31.6 million, consisting of sales of municipal bonds of $10.1 million, mortgage-backed securities of $20.4 million and equity securities of $1.1 million and repayments and maturities of securities of $322.6 million. In addition, the securities portfolio decreased approximately $2.2 million due to decreases in the market value of the securities and decreased by $3.6 million due to amortization of premiums.

Loans receivable. Net loans receivable decreased $18.8 million, or 5.5%, to $320.5 million at September 30, 2003 from $339.3 million at December 31, 2002. Included in this decrease were decreases in mortgage loans of $7.4 million, or 2.6%, and other loans of $3.1 million, or 4.0%, as well as an increase in allowance for loan losses, deferred loan fees and loans in process of a combined $8.3 million, or 51.3%, during the nine months ended September 30, 2003. The decrease in net loans receivable between the periods can be attributed to increased loan refinancing that resulted from the historically low interest rate environment.

Loans held for sale. The loans held for sale decreased approximately $1.2 million, or 78.4%, to $339,000 at September 30, 2003 compared to $1.6 million at December 31, 2002. The Company originated approximately $33.3 million of loans held for sale during the nine months ended September 30, 2003. The Company sold approximately $34.5 million of loans held for sale with a resulting gain of $425,000, during the nine months ended September 30, 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure (REO). Non-performing assets amounted to $3.1 million, or 0.23%, and $3.6 million, or 0.28%, of total assets at September 30, 2003 and December 31, 2002, respectively. This decrease was primarily the result of a decrease in non-accrual loans during the period ended September 30, 2003 of $636,000, or 25.0%, partially offset by an increase in REO of $106,000, or 9.7%.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $638,000, or 4.8%, to $12.6 million at September 30, 2003, compared to $13.2 million at December 31, 2002.

Intangible assets. Intangible assets decreased $529,000, or 39.4%, to $813,000 at September 30, 2003 from $1.3 million at December 31, 2002. The decrease primarily resulted from the normal amortization recognized on the mortgage servicing asset and the core deposit intangible of $478,000 and $149,000, respectively. Partially offsetting this amortization was a decrease in the impairment valuation on the mortgage servicing asset of $103,000 for the year to date ended September 30, 2003.

Deposits. Total deposits increased $15.5 million, or 2.6%, to $605.4 million at September 30, 2003 from $589.8 million at December 31, 2002. Non-interest bearing deposits and interest-bearing demand deposit accounts increased $2.3 million and $16.5 million, respectively, and time deposits decreased $3.2 million, during the nine months ended September 30, 2003.

Borrowed funds. Borrowed funds increased $16.7 million, or 2.8%, to $614.0 million at September 30, 2003 from $597.3 million at December 31, 2002. FHLB advances increased $7.7 million, or 1.4%, repurchase agreements increased $11.4 million, or 25.0%, and other borrowings decreased $2.4 million, or 97.3%, during the nine months ended September 30, 2003.

Stockholders’ equity. The increase to stockholders’ equity was the result of increases to additional paid in capital and retained earnings $1.7 million and $2.4 million, respectively, as well as decreases to unvested shares held by the management recognition plan and treasury stock of $22,000 and $2.8 million, respectively. These increases were partially offset by an increase in unearned employee stock ownership plan of $4.4 million and a decrease in accumulated other comprehensive income of $1.5 million.

RESULTS OF OPERATIONS

General. The Company recorded net income of $2.2 million and $6.2 million for the three and nine months ended September 30, 2003, respectively, as compared to net income of $2.3 million and $6.7 million, respectively, for the same periods in the prior year.

For the three months ended September 30, 2003, net income decreased $105,000, or 4.6%, as compared to the quarter ended September 30, 2002. The decrease can be attributable to a decrease in net interest income of $444,000 and an increase in non-interest expense of $572,000, partially offset by a recovery of loan losses of $134,000, an increase in non-interest income of $757,000 and a decrease to the recovery of income taxes of $20,000.

Net income decreased $530,000, or 7.9%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This decrease was primarily attributed to decreases in net interest income of $885,000 and increases to the provision for loan losses and non-interest expense of $313,000 and $667,000, respectively. Partially offsetting this decrease was an increase to non-interest income of $1.2 million and a decrease to the provision for income taxes of $174,000.

Net interest income. Net interest income decreased $444,000, or 8.3%, to $4.9 million for the three months ended September 30, 2003, compared to $5.3 million for the same period in the prior year. This decrease in net interest income can be attributed to a decrease in interest income of $3.4 million, partially offset by a decrease in interest expense of $3.0 million.

Net interest income decreased $885,000, or 5.4%, to $15.6 million for the nine months ended September 30, 2003, compared to $16.5 million for the same period in the prior year. This decrease in net interest income can be attributed to a decrease in interest income of $8.5 million, partially offset by a decrease in interest expense of $7.6 million.

Interest income. Interest income decreased $3.4 million, or 19.0%, to $14.6 million for the three months ended September 30, 2003, compared to $18.1 million for the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $864,000 and $2.5 million, respectively.

Interest earned on loans receivable decreased $864,000, or 14.2%, to $5.2 million for the three months ended September 30, 2003, compared to $6.1 million for the same period in the prior year. This decrease was primarily attributable to a decline in the yield on the loans to 6.35% for the three months ended September 30, 2003, from 7.16% for the same period in the prior year. In addition to the decline in the yield was a decrease in the average balance of loans outstanding of $11.4 million, or 3.4%, to $328.1 million for the three months ended September 30, 2003 compared to $339.5 million for the same period in the prior year.

Interest earned on securities decreased $2.5 million, or 21.3%, to $9.3 million for the three months ended September 30, 2003, compared to $11.8 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 4.39% for the three months ended September 30, 2003 from 5.84% for the same period in the prior year. Partially offsetting this decline in yield was an increase in the average balance of the securities of $45.9 million, or 5.4%, to $892.6 million for the three months ended September 30, 2003 compared to $846.7 million for the same period in the prior year.

Interest income decreased $8.5 million, or 15.2%, to $47.1 million for the nine months ended September 30, 2003, compared to $55.6 million for the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $7.5 million and $839,000, respectively.

Interest earned on loans receivable decreased $7.5 million, or 31.3%, to $16.5 million for the nine months ended September 30, 2003, compared to $24.0 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $110.2 million, or 24.8%, to $334.2 million for the nine months ended September 30, 2003, compared to $444.4 million for the same period in the prior year. The decrease in the average balance of loans outstanding between periods can be partially attributed to the loan sale and securitization of a portion of the Company’s 1-4 family residential mortgage loan portfolio that occurred in the second quarter of 2002. In addition to this decrease in average balance was a decrease in the yield on loans receivable to 6.58% for the nine months ended September 30, 2003, compared to 7.21% for the same period in the prior year.

Interest earned on securities decreased $839,000, or 2.7%, to $30.0 million for the nine months ended September 30, 2003, compared to $30.9 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 4.81% for the nine months ended September 30, 2003 compared to 5.89% for the same period in the prior year. Partially offsetting the decline in tax equivalent yield was an increase in the average balance of securities of $141.4 million, or 19.1%, to $880.6 million for the nine months ended September 30, 2003, compared to $739.2 million for the same period in the prior year. The increase in the average balance of the Company’s securities portfolio between periods can be partially attributed to the securitization of a portion of the Company’s 1-4 family residential mortgage loan portfolio that occurred in the second quarter of 2002.

Interest expense. Interest expense decreased $3.0 million, or 23.5%, to $9.8 million for the three months ended September 30, 2003, compared to $12.7 million for the same period in the prior year. This decrease in interest expense can primarily be attributed to decreases in interest incurred on deposits as well as borrowed funds of $1.4 million and $1.6 million, respectively.

Interest incurred on deposits decreased $1.4 million, or 31.1%, to $3.1 million for the three months ended September 30, 2003, compared to $4.5 million for the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 2.08% from 3.03% for the quarters ended September 30, 2003 and 2002, respectively. Partially offsetting this decline in cost was an increase in the average balance of interest-bearing deposits of $2.7 million, or 0.5%, to $588.9 million for the three months ended September 30, 2003, compared to $586.2 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $1.6 million, or 20.9%, to $6.1 million for the three months ended September 30, 2003, compared to $7.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.95% from 5.33% for the quarters ended September 30, 2003 and 2002, respectively. Partially offsetting the decrease in the cost of funds was an increase in the average balance of borrowed funds of $37.6 million, or 6.6%, to $604.0 million for the three months ended September 30, 2003, compared to $566.4 million for the same period in the prior year.

Interest expense decreased $7.6 million, or 19.4%, to $31.5 million for the nine months ended September 30, 2003, compared to $39.1 million for the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $3.9 million and $3.7 million, respectively.

Interest incurred on deposits decreased $3.9 million, or 27.7%, to $10.2 million for the nine months ended September 30, 2003, compared to $14.1 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 2.36% for the nine months ended September 30, 2003 compared to 3.25% for the same period in the prior year. In addition to the decrease in the cost of interest-bearing deposits was a decline in the average balance of interest-bearing deposits of $1.1 million, or 0.2%, to $579.7 million for the nine months ended September 30, 2003, compared to $580.8 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $3.7 million, or 16.0%, to $19.6 million for the nine months ended September 30, 2003, compared to $23.3 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.27% for the nine months ended September 30, 2003, compared to 5.45% for the same period in the prior year. Partially offsetting the decrease in the cost of these funds, was an increase in the average balance of borrowed funds of $41.5 million, or 7.4%, to $606.3 million for the nine months ended September 30, 2003, compared to $564.7 million for the nine months ended September 30, 2002.

(Recovery of) provision for loan losses. The recovery of loan losses increased $134,000 reflecting a recovery of loan losses of $237,000 for the three months ended September 30, 2003 compared to a recovery of loan losses of $103,000 for the same period in the prior year. The recovery of loan losses decreased $313,000 reflecting a recovery of loan losses of $267,000 for the nine months ended September 30, 2003 compared to a recovery of loan losses of $580,000 for the same period in the prior year. The recovery of loan losses for the three and nine months ended September 30, 2003 reflects the reduction to loans receivable experienced by the Company due to the volume of repayments experienced in 2003, in addition to recoveries resulting from the normal operations of the Company. The recovery for the nine months ended September 30, 2002 includes a final recovery of $402,000 on the Company’s Bennett Lease pools, which was received from the bankruptcy trustee and a reduction to the provision for loan losses of approximately $150,000, which resulted from the whole loan sale and securitization of a portion of the Company’s 1-4 family residential mortgage loans. These recoveries were increased by other operating recoveries recorded in the second quarter of 2002 and partially offset by provisions recorded in the first and second quarters of 2002 resulting from the normal operations of the Company. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2003 amounted to $3.9 million or, 1.13%, of the Company’s total loan portfolio as compared to $4.2 million or 1.19% at December 31, 2002. The Company’s allowance for losses on loans as a percentage of non-performing loans was 205.5% and 166.7% at September 30, 2003 and December 31, 2002, respectively. These ratios reflect the decrease for the period in the Company’s non-performing loans to $1.9 million at September 30, 2003 from $2.5 million at December 31, 2002.

Non-interest income. Non-interest income increased $757,000, or 60.5%, to $2.0 million for the three months ended September 30, 2003, compared to $1.3 million for the same period in the prior year. This increase can be attributed to increases in fees and service charges, net gain on the sale of loans, net realized gain on sale of securities available for sale, income from real estate joint ventures and other income of $187,000, $116,000, $37,000, $366,000 and $114,000, respectively. These increases were partially offset by a decrease in the cash surrender value of the BOLI of $63,000.

Non-interest income increased $1.2 million, or 29.4%, to $5.1 million for the nine months ended September 30, 2003, compared to $4.0 million for the same period in the prior year. This increase can be attributed to increases in net realized gain on sale of securities available for sale, income from real estate joint ventures and other income of $678,000, $911,000 and $22,000, respectively. These increases were partially offset by decreases in fees and service charges, net gain on sale of loans and the cash surrender value of the BOLI of $33,000, $246,000 and $171,000, respectively, between periods.

Fees and service charges increased $187,000, or 49.6%, to $564,000 for the three months ended September 30, 2003 compared to $377,000 for the same period in the prior year. This increase can primarily be attributable to a recovery of the impairment valuation of $133,000 for the quarter ended September 30, 2003, compared to an impairment valuation of $61,000 for the quarter ended September 30, 2002. Partially offsetting this recovery was an increase to the amortization taken on the servicing asset of $22,000 for the quarter ended September 30, 2003 compared to September 30, 2002. Fees and service charges slightly decreased $33,000, or 2.6%, for the nine months ended September 30, 2002, as compared to the same period in the prior year.

Net gain on sale of loans increased $116,000, or 313.5%, for the three months ended September 30, 2003 compared to the same period in the prior year. Net gain on sale of loans decreased $246,000, or 36.7%, for the nine months ended September 30, 2003 as compared to the same period in the prior year. The nine months ended September 30, 2002 included a net gain of $510,000 in connection with the whole loan sale, $265,000 of which relates to servicing rights retained by the Company on the loans.

Net realized gain on sales of securities available for sale increased $37,000, or 8.7%, for the three months ended September 30, 2003 compared to the same period in the prior year and $678,000, or 123.7%, for the nine months ended September 30, 2003 as compared to the same period in the prior year. These gains were the result of the transactions completed in this historically low interest rate environment. The securities sold during this period were bonds that had a significant possibility of being called or experiencing increased principal repayments considering the current rate environment.

Income from real estate joint ventures increased $366,000 to $446,000 for the three months ended September 30, 2003, compared to $80,000 for the same period in the prior year. Income from real estate joint ventures increased $911,000 to $1.1 million for the nine months ended September 30, 2003 compared to $165,000 for the same period in the prior year. This increase can be attributed to the addition of three new joint ventures in 2002 in which the Company has a 51% ownership interest. These joint ventures began to provide income to the Bank in the later part of 2002.

Non-interest expense. Non-interest expense increased $572,000, or 14.6%, to $4.5 million for the three months ended September 30, 2003, from $3.9 million for the same period in the prior year. This increase was primarily the result of increases to compensation and employee benefits, premises and equipment and other non-interest expense of $408,000, $334,000 and $107,000, respectively, partially offset by a decrease to data processing expense of $269,000. Non-interest expense increased $667,000, or 5.2%, to $13.5 million for the nine months ended September 30, 2003, from $12.8 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment and data processing of $1.1 million, $63,000 and $19,000, respectively, partially offset by a decrease in other non-interest expense of $541,000. Other non-interest expense for the nine-months ended September 30, 2003 included a $470,000 write-down on a real estate property acquired through foreclosure.

Provision for income taxes. The provision for income taxes decreased $20,000, or 4.0%, to $478,000 for the three months ended September 30, 2003 and $174,000, or 12.0%, to $1.3 million for the nine months ended September 30, 2003 compared to $498,000 and $1.5 million, respectively, for the prior year periods. These decreases in the provision for income taxes are primarily attributable to the decreases to net income for the quarter and year to date as compared to the same periods in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Taxable securities available for sale	$756,471	$7,923	4.19%	$702,011	$10,204	5.81%
Taxable corporate bonds available for sale	51,227	256	1.96%	53,239	368	2.70%
Tax-exempt securities available for sale	84,871	1,629	7.68%	91,453	1,805	7.89%

	892,569	9,808	4.39%	846,703	12,377	5.84%

Mortgage loans	253,459	4,100	6.47%	265,173	4,811	7.26%
Other loans	74,683	1,122	5.96%	74,349	1,276	6.81%

	328,142	5,222	6.35%	339,522	6,087	7.16%

Cash equivalents	15,137	18	0.47%	10,825	35	1.29%
FHLB stock	30,593	153	1.98%	24,180	197	3.26%

	45,730	171	1.48%	35,005	232	2.65%

Total interest-earning assets	1,266,441	15,201	4.80%	1,221,230	18,696	6.12%
Other noninterest-earning assets	84,774	—	—	85,526	—	—

Total assets	$1,351,215	$15,201	4.50%	$1,306,756	$18,696	5.72%

Interest-bearing liabilities:
Interest-bearing demand deposits	$223,230	$374	0.66%	$215,839	$682	1.25%
Time deposits	365,659	2,712	2.94%	370,312	3,798	4.07%

	588,889	3,086	2.08%	586,151	4,480	3.03%

FHLB advances	563,190	5,808	4.04%	476,486	6,483	5.32%
Repurchase Agreements	40,333	280	2.72%	87,620	1,197	5.35%
Other borrowings	443	7	6.18%	2,262	29	5.02%
Preferred securities—fixed	19,442	447	9.20%	24,186	557	9.21%
Preferred securities—adjustable	9,723	127	5.18%	—	—	—

Total interest-bearing liabilities	1,222,020	9,755	3.14%	1,176,705	12,746	4.26%
Noninterest-bearing demand deposits	25,057	—	—	22,023	—	—
Other noninterest-bearing liabilities	11,316	—	—	13,804	—	—

Total liabilities	1,258,393	9,755	3.05%	1,212,532	12,746	4.13%
Stockholders' equity	92,822	—	—	94,224	—	—

Total liabilities and equity	$1,351,215	$9,755	2.84%	$1,306,756	$12,746	3.83%

Net interest income		$5,446			$5,950

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.66%			1.85%

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.77%			2.01%

(Dollar amounts in thousands)	Nine months ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Taxable securities available for sale	$743,553	$25,862	4.64%	$594,141	$26,205	5.88%
Taxable corporate bonds available for sale	51,224	811	2.09%	55,244	1,154	2.75%
Tax-exempt securities available for sale	85,843	5,077	7.89%	89,812	5,309	7.88%

	880,620	31,750	4.81%	739,197	32,668	5.89%

Mortgage loans	259,498	12,999	6.68%	368,456	20,042	7.25%
Other loans	74,711	3,493	6.25%	75,924	3,970	6.99%

	334,209	16,492	6.58%	444,380	24,012	7.21%

Cash equivalents	12,966	61	0.63%	10,120	100	1.32%
FHLB stock	30,328	562	2.48%	23,546	637	3.61%

	43,294	623	1.92%	33,666	737	2.92%

Total interest-earning assets	1,258,123	48,865	5.18%	1,217,243	57,417	6.29%
Other noninterest-earning assets	88,683	—	—	73,307	—	—

Total assets	$1,346,806	$48,865	4.84%	$1,290,550	$57,417	5.93%

Interest-bearing liabilities:
Interest-bearing demand deposits	$215,860	$1,333	0.83%	$211,104	$2,305	1.46%
Time deposits	363,863	8,880	3.26%	369,710	11,819	4.27%

	579,723	10,213	2.36%	580,814	14,124	3.25%

FHLB advances	566,585	18,633	4.34%	462,662	19,184	5.47%
Repurchase Agreements	38,022	913	3.17%	101,189	4,120	5.37%
Other borrowings	1,645	66	5.29%	856	30	4.62%
Preferred securities—fixed	21,293	1,469	9.20%	24,175	1,670	9.21%
Preferred securities—adjustable	5,938	246	5.54%	—	—	—

Total interest-bearing liabilities	1,213,206	31,540	3.45%	1,169,696	39,128	4.44%
Noninterest-bearing demand deposits	24,450	—	—	21,095	—	—
Other noninterest-bearing liabilities	11,262	—	—	13,122	—	—

Total liabilities	1,248,918	31,540	3.35%	1,203,913	39,128	4.31%
Stockholders' equity	97,888	—	—	86,637	—	—

Total liabilities and equity	$1,346,806	$31,540	3.10%	$1,290,550	$39,128	4.02%

Net interest income		$17,325			$18,289

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.73%			1.85%

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.86%			2.03%

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month period ended September 30, 2003 and 2002, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 2003 and 2002 is presented as follows:

(Dollar amounts in thousands)	Three months ended, September 30, 2003 versus 2002 Increase (decrease) due to
	Volume	Rate	Total

Interest income:
Securities	$ 641	$(3,210)	$(2,569)
Loans	(199)	(666)	(865)
Cash equivalents	11	(28)	(17)
FHLB stock	44	(88)	(44)

Total interest-earning assets	497	(3,992)	(3,495)

Interest expense:
Deposits	21	(1,415)	(1,394)
FHLB advances	1,057	(1,732)	(675)
Repurchase agreements	(480)	(437)	(917)
Other borrowings	(27)	5	(22)
Preferred securities—fixed	(109)	(1)	(110)
Preferred securities—adjustable	127	—	127

Total interest-bearing liabilities	589	(3,580)	(2,991)

Net interest income	$ (92)	$ (412)	$ (504)

The table analyzing changes in interest income between the nine months ended September 30, 2003 and 2002 is presented as follows:

(Dollar amounts in thousands)	Nine months ended, September 30 2003 versus 2002 Increase (decrease) due to
	Volume	Rate	Total

Interest income:
Securities	$5,664	$(6,582)	$(918)
Loans	(5,570)	(1,950)	(7,520)
Cash equivalents	23	(62)	(39)
FHLB stock	156	(231)	(75)

Total interest-earning assets	273	(8,825)	(8,552)

Interest expense:
Deposits	(26)	(3,885)	(3,911)
FHLB advances	3,845	(4,396)	(551)
Repurchase agreements	(1,935)	(1,272)	(3,207)
Other borrowings	31	5	36
Preferred securities—fixed	(199)	(2)	(201)
Preferred securities—adjustable	246	—	246

Total interest-bearing liabilities	1,962	(9,550)	(7,588)

Net interest income	$(1,689)	$725	$(964)

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

As of September 30, 2003, the implementation of these asset and liability initiatives resulted in the following: (i) $153.8 million, or 44.6%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $63.3 million, or 38.2%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $355.2 million, or 50.3%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2003, the Company’s interest-earning assets maturing or repricing within one year totaled $594.4 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $592.6 million, providing an excess of interest-earning assets over interest-bearing liabilities of $1.8 million, or a positive 0.1%, of total assets. At September 30, 2003, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 100.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2003 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2003 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2003 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income—increase (decrease)	1.12%	0.22%	(3.62%)	N/A
Return on average equity—increase (decrease)	2.36%	0.64%	(3.63%)	N/A
Diluted earnings per share—increase (decrease)	2.56%	0.75%	(3.61%)	N/A
Portfolio equity—increase (decrease)	1.31%	(13.32%)	(28.71%)	N/A

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income—increase (decrease)	3.03%	2.61%	(5.39%)	(6.14%)
Return on average equity—increase (decrease)	5.37%	4.71%	(9.65%)	(11.07%)
Diluted earnings per share—increase (decrease)	5.94%	4.95%	(9.90%)	(10.89%)
Portfolio equity—increase (decrease)	6.48%	(0.88%)	(15.41%)	(34.33%)

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 2003, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $22.3 million, unused lines of credit totaling $23.7 million and $20.5 million of undisbursed loans in process.

At September 30, 2003, certificates of deposit amounted to $357.3 million, or 59.0%, of the Company’s total consolidated deposits, including $187.0 million, which were scheduled to mature by September 30, 2004. At the same date, the total amount of borrowed funds which were scheduled to mature by September 30, 2004 was $258.0 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2004 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted total assets, core capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The OTS may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2003, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 6.81%, 6.81% and 15.54%, respectively.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2003, have remained unchanged from December 31, 2002. See the discussion in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K – The Company filed a Form 8-K dated July 18, 2003 to announce the results of operations for the quarter and six months ended June 30, 2003.

The Company filed a Form 8-K dated September 17, 2003 to report a quarterly cash dividend of $0.10 per share on the common stock, payable October 24, 2003 to the stockholders of record at the close of business on September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: November 14, 2003	By: /s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag President and Chief Executive Officer

Date: November 14, 2003	By: /s/ Charles P. Evanoski
Charles P. Evanoski Group Senior Vice President and Chief Financial Officer