Form 10-K
period 2003-12-31
ESB FINANCIAL CORP
filed 2004-03-15
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.     ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate value of the 9,045,381 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,463,870 shares held by all directors and officers of the Registrant as a group, was approximately $122.1 million. This amount is based on the closing sales price of $13.50 per share of the Registrant’s Common Stock on June 30, 2003.

Number of shares of Common Stock outstanding as of February 29, 2004: 10,227,132

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated
1. Portions of the 2003 Annual Report to Stockholders.	Part II
2. Portions of Proxy Statement for the April 21, 2004 Annual Meeting of Stockholders	Parts II and III

ESB FINANCIAL CORPORATION

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). On January 23, 2004, ESB Bank converted from a federal savings bank to a Pennsylvania chartered savings bank. The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, the now inactive PennFirst Capital Trust I (the Trust I) a Delaware statutory business trust established in 1997 to facilitate the issuance of trust preferred securities to the public by the Company, ESB Capital Trust II (the Trust II) and ESB Statutory Trust III (the Trust III) are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

As of December 31, 2003, the Company had consolidated total assets of $1.4 billion and stockholders’ equity of $96.9 million. For the year ended December 31, 2003, the Company realized consolidated net income and diluted net income per share of $8.5 million and $0.80, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured, stock savings bank, which conducts business through 16 offices in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments. During 2003, PennFirst Financial Advisory Services, Inc. (PFAS) transferred its securities brokerage operations to its parent corporation, ESB Bank.

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

The Company is subject to examination and regulation by the OTS as a savings and loan holding company and for purposes of regulation as a savings and loan holding company the Bank is deemed to be a savings association. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund (SAIF). The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board), which governs the reserves required to be maintained against deposits and certain other matters.

Competition

The Company and its subsidiaries face substantial competition for both loans and deposits. Numerous financial institutions, some larger and several of which are similar in size and resources to the Company, are competitors of the Company to varying degrees. Competition for loans comes principally from commercial banks, credit unions, mortgage-banking companies and savings banks. The Company competes for loans principally through the interest rates and loan fees that are charged and the efficiency and quality of services provided to borrowers, sellers, real estate brokers and attorneys. The most direct competition for deposits has historically come from commercial banks, credit unions and other depository institutions. The Company faces additional competition for deposits from securities brokers, mutual funds and insurance companies. The Company competes for deposits through pricing, service, the branch network and by offering a wide variety of products and services. Internet banking, offered by both established financial institutions and internet only banks, constitutes another form of competition for the Company. Competition may increase as a result of reduced restrictions on the interstate operations of financial institutions and legislation authorizing the acquisition of savings institutions by bank holding companies. Finally, in addition to the competition for loans and deposits, the Company is affected by the actions of the Federal Reserve Board as it affects interest rates in order to improve the economy.

Market Area

The Company’s primary market area includes Allegheny, Butler, Beaver and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, PA, and the Bank’s 16 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General. As of December 31, 2003, the Company’s net loans receivable amounted to $322.5 million or 23.6% of the Company’s total assets. Loans secured by real estate amounted to $276.9 million or 79.8% of total loans receivable. Consumer loans and commercial business loans amounted to $59.2 million or 17.1% and $10.8 million or 3.1%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

(Dollar amounts in thousands)	2003		2002		2001		2000		1999
	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Real estate loans:
Residential - single family	$142,244	41.0%	$154,438	43.4%	$335,838	62.1%	$333,726	61.8%	$249,801	60.2%
Residential - multi family	42,057	12.2%	31,661	8.9%	29,154	5.4%	26,998	5.0%	15,035	3.6%
Commercial	46,502	13.4%	51,495	14.5%	48,869	9.0%	48,633	9.0%	39,171	9.4%
Construction	46,072	13.3%	40,778	11.5%	46,072	8.5%	51,523	9.5%	42,935	10.4%

Total real estate loans	276,875	79.8%	278,372	78.3%	459,933	85.0%	460,880	85.4%	346,942	83.6%

Other loans:
Consumer loans	59,222	17.1%	61,087	17.2%	65,815	12.2%	68,099	12.6%	59,351	14.3%
Commercial business loans	10,802	3.1%	16,080	4.5%	15,264	2.8%	10,692	2.0%	8,884	2.1%

Total other loans	70,024	20.2%	77,167	21.7%	81,079	15.0%	78,791	14.6%	68,235	16.4%

Total loans receivable	346,899	100.0%	355,539	100.0%	541,012	100.0%	539,671	100.0%	415,177	100.0%

Less:
Allowance for loan losses	4,062		4,237		5,147		4,981		4,823
Net deferred fees/discounts	150		88		483		1,380		858
Loans in process	20,233		11,890		14,309		21,557		15,732

Net loans receivable	$322,454		$339,324		$521,073		$511,753		$393,764

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2003. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$18,161	$51,121	$59,788	$147,805	$276,875
Consumer loans	15,038	28,540	11,815	3,829	59,222
Commercial business loans	7,236	3,066	343	157	10,802

	$40,435	$82,727	$71,946	$151,791	$346,899

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2003:

(Dollar amounts in thousands)	Fixed rates	Adjustable Rates
Real estate loans	$185,915	$72,799
Consumer loans	29,763	14,421
Commercial business loans	2,055	1,511

	$217,733	$88,731

Fixed and adjustable rate loans represented $243.7 million or 70.3% and $103.2 million or 29.7%, respectively, of the Company’s total loan portfolio as of December 31, 2003.

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

Origination, Purchase and Sale of Loans. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes Western Pennsylvania, through loan officers of the Company who evaluate applications received at all of the Company’s locations. Such applications are primarily received through referrals by real estate agents, attorneys and builders, as well as customer walk-ins. The Company also, to a lesser extent, originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank’s loan products to a variety of customers throughout Western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated directly by the Company.

Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company’s mortgage banking correspondent relationships. The processing, underwriting and approval of real estate and commercial business loans is performed primarily at the Company’s Ellwood City and Wexford offices. The Company believes this centralized approach to evaluating such loan applications allows it to review, process and approve such applications more efficiently and effectively than would be afforded by a decentralized approach. The Company also believes that this approach enhances its ability to service and monitor these types of loans. The Company’s mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to 1% of the loan amount. Underwriting of these loans is performed by the Company. Due to the lower average size of the consumer loans originated by the Company, processing, underwriting, approval and servicing of such loans is generally performed at the branch offices where such loans are originated.

As of December 31, 2003, $9.2 million or 2.8% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions. These loans are secured by real estate properties located within the U.S. and most were acquired by the Company in conjunction with the Company’s four acquisitions of financial institutions. There was one loan participation purchased by the Company during year ended December 31, 2003.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2003, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2003	2002	2001
Net loans receivable at beginning of period	$339,324	$521,073	$511,753

Loans associated with acquisition of Workingmens Bank (WSB)	—	—	18,895
Originations:
Single-family residential real estate	90,668	83,594	77,709
Multi-familiy residential and commercial real estate	33,441	22,735	17,754
Construction	22,235	18,107	22,885
Consumer	36,971	32,745	30,385
Commercial business	5,271	6,066	6,832

	188,586	163,247	155,565
Repayments on loans	(205,733)	(177,947)	(160,503)
Loans Securitized	—	(134,300)	—
Loans transferred from loans receivable to loans held for sale	—	(33,100)	—
Transfers to real estate acquired through foreclosure	(275)	(26)	(310)
Other changes	552	377	(4,327)

Net loans receivable at end of period	$322,454	$339,324	$521,073

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

The third level of lending authority is reserved for the Board of Directors or the Board’s Executive Committee, which serve as the approval bodies for all individual loans above $1.0 million and loans to individual borrowers with aggregate loans and commitments above $1.0 million.

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

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2003, ESB was permitted to lend approximately $13.8 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $10.0 million. As of December 31, 2003, the Company did not have any lending relationships that exceeded the Bank’s internal lending limit or the regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2003, $142.2 million or 41.0% of the total loan portfolio consisted of single-family residential mortgage loans.

Fixed rate residential loans are generally originated by the Company with 10 to 30-year terms. Substantially all of the Company’s long-term, fixed rate residential mortgage loans originated include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage. The Company enforces due-on-sale clauses.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2003, the Company had $46.1 million or 13.3% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2003, acquisition and development loans were extended on 13 projects with $6.1 million outstanding under commitments approved in the aggregate amount of $12.3 million and builder lines-of-credit were extended to 19 builders with $14.2 million outstanding under lines approved in the aggregate amount of $31.7 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2003, the Company had $88.6 million, or 25.6% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2003, the Company’s consumer loan portfolio totaled $59.2 million or 17.1% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 35% of the respective institution’s total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2003, the Company’s largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 15 years. As of December 31, 2003, $43.5 million or 73.4% of the Company’s consumer loan portfolio was made up of home equity loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2003, commercial business loans amounted to $10.8 million or 3.1% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2003, the Company had $54.0 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2003, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $2.9 million or 0.22% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2003, the Company’s classified and criticized assets amounted to $8.3 million with $5.2 million classified as substandard, $13,000 classified as doubtful, $804,000 classified as loss and $2.3 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2003	2002	2001	2000	1999
Non-accrual loans:
Real estate loans	$1,471	$2,137	$1,344	$1,470	$2,461
Consumer and commercial business	309	405	1,158	1,165	1,873

Total non-accrual loans	1,780	2,542	2,502	2,635	4,334

Total as a percentage of total assets	0.13%	0.19%	0.20%	0.22%	0.42%

Real estate acquired through foreclosure	1,164	1,092	1,590	1,817	71

Total as a percentage of total assets	0.09%	0.08%	0.13%	0.15%	0.01%

Total non-performing assets	$2,944	$3,634	$4,092	$4,452	$4,405

Total non-performing assets as a percentage of total assets	0.22%	0.28%	0.32%	0.37%	0.43%

As of December 31, 2003, REO included a property valued at $1.1 million. This REO was originated as a commercial mortgage loan on a medical office building. The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building. In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings. The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated costs to carry and dispose of the property. An appraisal in January of 2002 indicated the value of the property to be approximately $1.3 million and the Bank wrote down the property to a value of approximately $1.1 million. During 2003, the Bank was successful in leasing a portion of the building and is currently actively attempting to lease the remainder of the building to realize its market value and enhance its marketability.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. Loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as a group. The Company allocates allowances based on the factors described above, which conform to the Company’s asset classification policy. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for losses. Management believes that the Company’s allowance for losses as of December 31, 2003 of $4.1 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2003	2002	2001	2000	1999
Balance at beginning of period	$4,237	$5,147	$4,981	$4,823	$4,815
Allowance for loan losses of acquired companies	—	—	154	544	—
(Recovery of) provision for loan losses	(106)	(410)	47	(55)	54
Charge-offs
Real estate loans	—	(15)	(2)	(352)	(1)
Consumer and commercial business loans	(87)	(527)	(42)	(57)	(54)

	(87)	(542)	(44)	(409)	(55)
Recoveries	18	42	9	78	9

Balance at end of period	$4,062	$4,237	$5,147	$4,981	$4,823

Ratio of net charge-offs to average loans outstanding	0.02%	0.12%	0.01%	0.07%	0.01%

Ratio of allowance to total loans at end of period	1.17%	1.19%	0.95%	0.92%	1.16%

Balance at end of period applicable to:
Real estate loans	$2,682	$3,031	$3,141	$2,974	$2,370
Consumer and commercial business loans	1,380	1,206	2,006	2,007	2,453

Balance at end of period	$4,062	$4,237	$5,147	$4,981	$4,823

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $7.2 million as of December 31, 2003.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2003:
Trust Preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate Bonds	112,067	4,973	(3,357)	113,683

	$213,419	$11,117	$(3,762)	$220,774

December 31, 2002:
Trust Preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate Bonds	112,187	4,754	(6,730)	110,211

	$215,302	$8,942	$(6,865)	$217,379

December 31, 2001:
Trust Preferred securities	$1,967	$—	$(17)	$1,950
U.S. Government securities	5,975	318	—	6,293
Municipal securities	87,648	964	(680)	87,932
Equity securities	2,360	144	(253)	2,251
Corporate Bonds	116,325	1,974	(3,839)	114,460

	$214,275	$3,400	$(4,789)	$212,886

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:

December 31, 2003
GNMA	$66,304	$2,410	(40)	$68,674
FNMA	384,537	3,012	(2,426)	385,123
FHLMC	227,275	4,410	(276)	231,409
Collateralized mortgage obligations	22,924	80	(48)	22,956

	$701,040	$9,912	$(2,790)	$708,162

December 31, 2002
GNMA	$138,598	$5,333	$—	$143,931
FNMA	241,106	4,470	(35)	245,541
FHLMC	220,166	7,147	—	227,313
Collateralized mortgage obligations	30,534	450	(13)	30,971

	$630,404	$17,400	$(48)	$647,756

December 31, 2001:
GNMA	$210,465	$3,022	$(56)	$213,431
FNMA	93,442	1,032	(273)	94,201
FHLMC	46,921	703	(164)	47,460
Collateralized mortgage obligations	71,712	690	(98)	72,304

	$422,540	$5,447	$(591)	$427,396

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2003	2002	2001
Mortgage-backed securities at the beginning of period	$647,756	$427,396	$412,614

Mortgage-backed securities acquired in connection with the acquisition of WSB	—	—	5,011
Purchases	462,467	340,039	156,220
Securitization	—	134,300	—
Sales	(19,561)	(34,895)	(33,290)
Repayments	(367,859)	(230,020)	(118,677)
Net (amortization) of premium and accretion of discount	(4,410)	(1,561)	94
Change in unrealized gain on mortgage-backed securities available for sale	(10,231)	12,497	5,424

Mortgage-backed securities at the end of period	$708,162	$647,756	$427,396

Weighted average yield at the end of the period	4.16%	5.38%	6.33%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2003		2002		2001
Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$21,252	3.5%	$19,039	3.2%	$16,126	2.7%
NOW account deposits	62,780	10.4%	45,854	7.8%	43,592	7.4%
Money Market deposits	57,681	9.6%	71,124	12.1%	72,706	12.3%
Passbook account deposits	100,749	16.7%	93,271	15.8%	85,765	14.5%
Time deposits	360,584	59.8%	360,538	61.1%	373,810	63.1%

	$603,046	100.0%	$589,826	100.0%	$591,999	100.0%

The Company had a total of $82.3 million, $66.3 million and $62.0 million in time deposits of $100,000 or more as of December 31, 2003, 2002 and 2001, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2003, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 2.49%	$144,937	$9,141	$8,772	$2,865	$—	$—	$165,715
2.50% to 4.49%	51,760	68,091	25,106	17,977	3,383	556	166,873
4.50% to 6.49%	7,324	7,864	5,483	1,825	576	660	23,732
6.50% to 8.49%	667	3,262	335	—	—	—	4,264

	$204,688	$88,358	$39,696	$22,667	$3,959	$1,216	$360,584

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2003	2002	2001
0.00% to 2.49%	$165,715	$113,487	$26,980
2.50% to 4.49%	166,873	142,495	122,617
4.50% to 6.49%	23,732	59,098	122,478
6.50% to 8.49%	4,264	45,458	101,735

	$360,584	$360,538	$373,810

As of December 31, 2003, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$24,649
More than three through six months	12,256
More than six through twelve months	5,000
More than twelve months	1,003

$42,908

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2003	2002	2001
(Decrease) increase before interest credited and acquisition	$(12)	$(20,606)	$20,615
Deposits assumed in connection with acquisition of WSB	—	—	39,614
Interest credited	13,232	18,433	22,857

Net deposit increase (decrease)	$13,220	$(2,173)	$83,086

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2003, the Company had outstanding advances with the FHLB of $570.2 million.

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

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2003	2002	2001
FHLB advances	$570,240	$549,274	$433,815
Repurchase agreements	47,000	45,600	119,640
ESOP borrowings	—	2,261	—
Treasury tax and loan note payable	62	188	188

	$617,302	$597,323	$553,643

Included in the $570.2 million of FHLB advances at December 31, 2003, is approximately $75.5 million of convertible select advances. These advances reset to the 3-month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2003	2002	2001
FHLB advances:
Average balance outstanding for the year	$270,395	$196,683	$129,872
Maximum amount outstanding at any month end during the year	292,737	253,449	171,051
Balance outstanding at year end	261,955	253,449	171,051
Weighted average interest rate during the year	4.10%	5.35%	5.40%
Weighted average interest rate at year end	3.51%	4.74%	5.14%

Repurchase agreements:
Average balance outstanding for the year	$42,325	$79,457	$87,703
Maximum amount outstanding at any month end during the year	77,000	108,640	106,000
Balance outstanding at year end	37,000	34,600	98,040
Weighted average interest rate during the year	2.64%	4.93%	5.62%
Weighted average interest rate at year end	3.01%	3.12%	5.19%

Treasury tax and loan note:
Average balance outstanding for the year	$86	$161	$140
Maximum amount outstanding at any month end during the year	181	188	188
Balance outstanding at year end	62	188	188
Weighted average interest rate during the year	0.96%	1.48%	3.44%
Weighted average interest rate at year end	0.82%	1.09%	1.64%

Total short term borrowings:
Average balance outstanding for the year	$312,806	$276,301	$217,715
Maximum amount outstanding at any month end during the year	369,918	362,277	277,239
Balance outstanding at year end	299,017	288,237	269,279
Weighted average interest rate during the year	3.90%	5.23%	5.49%
Weighted average interest rate at year end	3.45%	4.54%	5.16%

Guaranteed Preferred Beneficial Interest in Subordinated Debt. On December 9, 1997, the Trust I, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $25.3 million, 8.625% Trust Preferred Securities (Preferred Securities) with a stated value and liquidation preference of $10 per share. The Trust I’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities were utilized by the Trust I to invest in $26.1 million of 8.625% Junior Subordinated Debentures (the Subordinated Debt) of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust I. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of December 31, 2027, on or after December 31, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $845,000 and $1.1 million as of December 31, 2003 and 2002, respectively, and are amortized on a level-yield basis over the term of the Preferred Securities.

On January 15, 2004, the Company redeemed the remaining $20.0 million (liquidation amount) of the Preferred Securities at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon to January 15, 2004. The Company also redeemed $20.3 million principal amount of the Subordinated Debt on January 15, 2004. In connection with this redemption, the Company took a charge of approximately $556,000, net of tax, representing unamortized issuance costs on the Company’s 8.625% Trust Preferred Securities.

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

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $255,000 at December 31, 2003 and are amortized on a level yield basis over five years.

On December 17, 2003, the Trust III, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 2.95%. The Trust III’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust III. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date.

Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event.

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed.

Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $155,000 at December 31, 2003 and are amortized on a level yield basis over five years.

The Company determined that the provisions of Financial Interpretation (FIN) No. 46 required deconsolidation of its special purpose entities consisting of three subsidiary grantor trusts. As of December 31, 2003, the grantor trusts were deconsolidated. Deconsolidation of the trusts did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

Subsidiaries

As of December 31, 2003, the Company had investments in PennFirst Financial Services, Inc. (PFSI), PennFirst Capital Trust I (the Trust I), ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III) and THF, Inc., totaling approximately $38.0 million. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust I, Trust II and Trust III are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2003, as a federal savings bank ESB was authorized under applicable regulations to have a maximum investment of $26.3 million in service corporations, exclusive of the additional 1% of assets investment permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, ESB had a $4.8 million investment in AMSCO, Inc. (AMSCO), one of its three wholly owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Three of the existing joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2003, AMSCO had total assets, consisting primarily of investments in five joint ventures, of $14.7 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment PFAS in the Wexford office building. The office space is leased from ESB Bank Building Associates. As of December 31, 2003, AMSCO had a $302,000 investment in ESB Bank Building Associates.

The second joint venture, Madison Woods, consists of a 40% interest in a partnership with two local developers. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2003, 13 of the 56 lots remain unsold. On that date, AMSCO had a $263,000 investment in Madison Woods.

The third joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 28 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2003, The Links at Deer Run had outstanding loans with ESB in the amount of $2.5 million and development costs of $4.4 million. As of December 31, 2003, 39 units were closed and 75 units remained in various stages of planning or construction. On that date, AMSCO had a $1.6 million investment in The Links at Deer Run.

The fourth joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2003, McCormick Farms had outstanding loans with ESB in the amount of $1.3 million and development costs of $3.3 million. As of December 31, 2003, 14 lots were closed and 62 remain in various stages of planning or development. On that date, AMSCO had a $1.4 million investment in McCormick Farms.

The fifth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Conoquennessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2003, Brandy One had outstanding loans with ESB in the amount of $2.6 million and development costs $4.0 million. As of December 31, 2003, 42 units were closed and 70 remain in various stages of planning or construction. On that date, AMSCO had a $1.1 million investment in Brandy One.

The Bank’s second wholly owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family real estate loans through a participation agreement with the Bank.

An insured state-chartered bank is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Bank which are engaged in such activities are subject to exclusion from their respective regulatory capital calculation. See “Regulation – Regulation of the Bank – Regulatory Capital Requirements”.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2003, the Bank was in compliance with the above restrictions.

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

No company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or permitted to a financial holding company under section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the QTL test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation’s more significant reforms are noted below.

•	The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to the Securities and Exchange Commission’s (SEC) oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

•	The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

•	The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

•	The new legislation contains a number of provisions to deter wrongdoing. Chief Executive Officer’s (CEO) and Chief Financial Officer’s (CFO) will have to certify that company financial statements fairly present the company’s financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund “blackout periods”; directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

•	The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one “financial expert”, a term which is defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

•	The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

•	Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

General. In January 2004, the Bank converted from a federal chartered savings bank to a Pennsylvania chartered savings bank. As a Pennsylvania chartered savings bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and their operations. The Bank is also a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended (Banking Code) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. This act also allows a state to permit out-of-state banks to establish and operate new branches in this state. The Commonwealth of Pennsylvania has “opted in” to this interstate merger provision. Therefore, the prior requirement that interstate acquisitions would only be permitted when another state had “reciprocal” legislation that allowed acquisitions by Pennsylvania-based bank holding companies has been eliminated. The new Pennsylvania legislation, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department.

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

Under current FDIC regulations, SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital – “well capitalized”, “adequately capitalized” and “undercapitalized”- which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2003 ranging from zero for well capitalized, healthy institutions, such as ESB, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0154% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2003, the Bank met each of its capital requirements.

A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings association shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 2003, ESB was in the “well capitalized” category.

Loans-to-One Borrower Limitation. Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted final regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate investment activities and securities activities.

Safety and Soundness. The federal banking agencies, including the FDIC have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. The federal banking agencies have also adopted asset quality and earnings standards. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

Regulatory Enforcement Authority. FIRREA included substantial enhancement to the enforcement powers available to federal banking regulators. Federal banking regulators have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2002 (the most recent date for which a tax return has been filed) include approximately $15.2 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMTI is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2002, the Company has a minimum tax credit carry forward of $1,245,339.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2000, 2001 and 2002 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2003, the Company had 183 full-time and 78 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Availability of Information

The Company makes available on its website, which is located at www.esbbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K on the date which these reports are filed electronically with the SEC and the Company’s Code of Ethics. Investors are encouraged to access these reports and other information about the Company’s business and operations on the website.

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2003:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office 600 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$1,860,435	24.1%
ESB Branch Offices:
Aliquippa Office 2301 Sheffield Road, Aliquippa, PA 15001	Owned	—	$74,949	7.2%
Ambridge Office 506 Merchant Street, Ambridge, PA 15003	Owned	—	$76,951	8.7%
Baldwin Office 5035 Curry Road, Pittsburgh, PA 15236	Owned	—	$734,236	5.2%
Beechview Office 1609 Broadway Avenue, Pittsburgh, PA 15216	Owned	—	$137,659	3.0%
Brighton Heights Office 3619 California Avenue, Pittsburgh PA 15212	Owned	—	$58,592	1.0%
Center Township Office 3531 Brodhead Road, Monaca, PA 15061	Owned	—	$795,075	3.4%
Coraopolis Office 900 Fifth Avenue, Coraopolis, PA 15108	Owned	—	$69,561	2.5%
Fox Chapel Office 1060 Freeport Road, Pittsburgh, PA 15238	Owned	—	$213,910	7.1%
Franklin Township Office 1793 Mercer Road, Ellwood City, PA 16117	Owned	—	$531,427	5.9%
North Shore Office 807 Middle Street, Pittsburgh, PA 15212	Owned	—	$28,288	2.3%
Shenango Township Office 2656 Ellwood Road, New Castle, PA 16101	Leased	04/30/04	$50,160	9.4%
Spring Hill Office Itin & Rhine Streets, Pittsburgh, PA 15212	Owned	—	$435,266	4.4%
Springdale Office 849 Pittsburgh Street, Springdale, PA 15144	Owned	—	$249,613	0.9%
Troy Hill Office 1706 Lowrie Street, Pittsburgh, PA 15212	Owned	—	$395,725	6.7%
Wexford Office 101 Wexford Bayne Road, Wexford, PA 15090	Owned	—	$1,267,829	3.9%
Zelienople Office Northgate Plaza, Zelienople, PA 16063	Leased	11/30/07	$15,800	4.2%
Other Properties:
Drive-through Facility 618 Beaver Avenue, Ellwood City, PA 16117	Owned	—	$23,518	NA
North Shore Property One North Shore, Suite 120, Pittsburgh PA 15212	Leased	11/30/10	$78,916	NA
Neshannock Property 3360 Wilmington Road, New Castle, PA 16105	Owned	—	$209,100	NA
Parking Lot 611 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$17,639	NA
Findlay Township Property Route 30, Clinton, PA 15026	Owned	—	$54,000	NA

Item 3. Legal Proceedings

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2003 Annual Report to Stockholders attached hereto as Exhibit 13 (2003 Annual Report).

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2003 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2003 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the Company’s 2003 Annual Report. The “Consolidated Financial Statements,” the “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, and the “Report of Ernst & Young LLP, Independent Auditors” are set forth on pages 25 to 59 of the Annual Report and incorporated herein by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Election of Directors” of the Company’s Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on April 21, 2004.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the section captioned “Beneficial Ownership” of the Proxy Statement.

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2003:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights. (1) (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column) (2)
Equity compensation plans approved by security holders	911,449	$8.38	180,032
Equity compensation plans not approved by security holders	—	—	—

Total	911,449	$8.38	180,032

(1)	Includes outstanding options granted under the 1990 Stock Option Plan and the 1992 Stock Incentive Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.
(2)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2003, a total of 110,012 shares of Common Stock were issuable with a weighted-average exercise price of $3.78 upon exercise of outstanding options and 7,488 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 41,926 shares of restricted stock may be granted under the assumed plans.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the subsection captioned “Executive Compensation – Indebtedness of Management” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Relationship With Independent Auditors” of the Proxy Statement

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

	(1)	The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

	(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

	(3) (a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

		No.	Exhibits
		3 (a)	Amended and Restated Articles of Incorporation (1)
		3 (b)	Bylaws(1)
		4	Specimen Common Stock Certificate (2)
		10(a)	1990 Stock Option Plan (2)(8)
		10(b)	Employee Stock Ownership Plan (2)(8)
		10(c)	Management Development and Recognition Plan and Trust Agreement (2)(8)
		10(d)	1992 Stock Incentive Plan (3)(8)
		10(e)	1997 Stock Option Plan (4)(8)
		10(f)	2001 Stock Option Plan (5)(8)
		10(g)	Amended Employment Agreement between the Company and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)
		10(h)	Amended Employment Agreement between the Bank and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)
		10(i)	Amended Change in Control Agreement among the Company and the Bank and Charles P. Evanoski dated December 1, 2002 (6)(8)
		10(j)	Amended Change in Control Agreement among the Company and the Bank and Frank D. Martz dated December 1, 2002 (6)(8)
		10(k)	Amended Change in Control Agreement among the Company and the Bank and Todd F. Palkovich dated December 1, 2002 (6)(8)
		10(l)	Amended Change in Control Agreement among the Company and the Bank and Robert C. Hilliard dated December 1, 2002 (6)(8)
		10(m)	Amended Change in Control Agreement among the Company and the Bank and Thomas F. Angotti dated December 1, 2002 (6)(8)
		10(n)	Supplemental Executive Retirement Plan (6)(8)
		10(o)	Excess Benefit Plan (6)(8)
		10(p)	Director’s Retirement Plan (6)(8)
		13	2003 Annual Report to Stockholders (7)
		21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.
		23	Consent of Ernst & Young LLP (7)
		31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)
		31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)
		32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2		Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)
	(1)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
	(2)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
	(3)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
	(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
	(5)	Incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on March 16, 2001.
	(6)	Incorporated by reference from the annual report on Form 10K filed by the Company with the SEC on March 27, 2003.
	(7)	Filed herewith
	(8)	Management contract or compensatory plan or arrangement.

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

(b)	The Company filed a Form 8-K dated October 21, 2003 to furnish its third quarter 2003 earnings release. The Company filed a Form 8-K dated December 17, 2003, to report the declaration of a cash dividend of $0.10 per common share payable on January 23, 2004 to stockholders of record at the close of business on December 31, 2003.
(c)	See (a)(3) above for all exhibits filed herewith and the exhibit index.
(d)	There are no other financial statements and financial statement schedules which were excluded from the 2003 Annual Report, which are required to be included herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 12, 2004	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 12, 2004
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 12, 2004
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 12, 2004
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 12, 2004
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ George William Blank, Jr.	Date: March 12, 2004
George William Blank, Jr. – Director

By:	/s/ Charles Delman	Date: March 12, 2004
Charles Delman – Director

By:	/s/ Lloyd L. Kildoo	Date: March 12, 2004
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date: March 12, 2004
Mario J. Manna – Director