Form 10-Q
period 2004-03-31
ESB FINANCIAL CORP
filed 2004-05-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of April 30, 2004: 10,807,073 shares

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2004 (Unaudited) and December 31, 2003

(Dollar amounts in thousands)

	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash on hand and in banks	$6,840	$6,351
Interest-earning deposits	6,063	7,472
Federal funds sold	5,182	1,507
Securities available for sale; cost of $906,014 and $914,459	925,506	928,936
Loans receivable, net of allowance for loan losses of $4,067 and $4,062	331,286	322,454
Accrued interest receivable	7,022	7,630
Federal Home Loan Bank (FHLB) stock	31,752	30,678
Premises and equipment, net	9,507	9,476
Real estate acquired through foreclosure, net	1,129	1,164
Real estate held for investment	10,948	11,429
Goodwill	7,127	7,127
Intangible Assets	619	705
Prepaid expenses and other assets	4,308	6,206
Bank owned life insurance	24,879	24,645

Total assets	$1,372,168	$1,365,780

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$583,241	$603,046
FHLB advances	607,622	570,240
Repurchase agreements	37,000	47,000
Other borrowings	15,155	62
Junior subordinated notes	15,155	35,187
Advance payments by borrowers for taxes and insurance	1,608	1,837
Accrued expenses and other liabilities	11,209	11,537

Total liabilities	1,270,990	1,268,909

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
Common stock, $.01 par value, 30,000,000 shares authorized;	—	—
10,930,305 and 10,930,393 shares issued;
10,809,882 and 10,785,399 shares outstanding	109	109
Additional paid-in capital	60,291	60,202
Treasury stock, at cost; 120,423 and 144,994 shares	(1,757)	(2,083)
Unearned Employee Stock Ownership Plan (ESOP) shares	(6,254)	(6,504)
Unvested shares held by Management Recognition Plan (MRP)	(189)	(196)
Retained earnings	36,458	35,879
Accumulated other comprehensive income, net	12,520	9,464

Total stockholders’ equity	101,178	96,871

Total liabilities and stockholders’ equity	$1,372,168	$1,365,780

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans receivable	$5,053	$5,774
Taxable securities available for sale	8,862	9,536
Tax free securities available for sale	1,192	1,171
FHLB stock	77	241
Deposits with banks and federal funds sold	16	26

Total interest income	15,200	16,748

Interest expense:
Deposits	2,713	3,691
Borrowed funds	5,762	6,795
Guaranteed preferred beneficial interest in subordinated debt	254	557

Total interest expense	8,729	11,043

Net interest income	6,471	5,705
Provision for (recovery of) loan losses	19	(182)

Net interest income after provision for (recovery of) loan losses	6,452	5,887

Noninterest income:
Fees and service charges	434	244
Net gain on sale of loans	13	116
Increase of cash surrender value of bank owned life insurance	234	256
Net realized gain on sales of securities available for sale	943	435
Income from real estate joint ventures	345	320
Other	93	186

Total noninterest income	2,062	1,557

Noninterest expense:
Compensation and employee benefits	2,823	2,671
Premises and equipment	438	448
Federal deposit insurance premiums	23	25
Data processing	394	327
Amortization of intangible assets	43	51
Minority Interest	140	127
Loss on early extinguishment of debt	844	—
Other	850	874

Total noninterest expense	5,555	4,523

Income before provision for income taxes	2,959	2,921
Provision for income taxes	521	557

Net income	$2,438	$2,364

Net income per share:
Basic	$0.24	$0.23
Diluted	$0.23	$0.22
Cash dividends declared per share	$0.10	$0.08
Weighted average shares outstanding	10,218,532	10,165,063
Weighted average shares and share equivalents outstanding	10,670,413	10,645,468

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2004 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income net of tax	Total stockholders’ equity
Balance at December 31, 2003	$109	$60,202	$(2,083)	$(6,504)	$(196)	$35,879	$9,464	$96,871
Comprehensive results:
Net income	—	—	—	—	—	2,438	—	2,438
Other comprehensive results, net	—	—	—	—	—	—	3,670	3,670
Reclassification adjustment	—	—	—	—	—	—	(614)	(614)

Total comprehensive results	—	—	—	—	—	2,438	3,056	5,494
Cash dividends at $0.10 per share	—	—	—	—	—	(1,022)	—	(1,022)
Purchase of treasury stock, at cost (53,821 shares)	—	—	(765)	—	—	—	—	(765)
Reissuance of treasury stock for stock option exercises	—	—	1,091	—	—	(837)	—	254
Principal payments on ESOP debt	—	89	—	250	—	—	—	339
Accrued compensation expense MRP	—	—	—	—	7	—	—	7

Balance at March 31, 2004	$109	$60,291	$(1,757)	$(6,254)	$(189)	$36,458	$12,520	$101,178

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$2,438	$2,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	250	235
Provision for (recovery of) loan losses	19	(182)
Amortization of premiums (net of accretion of discounts)	772	731
Origination of loans available for sale	(731)	(10,333)
Proceeds from sale of loans available for sale	731	10,087
Gain on sale of securities available for sale	(943)	(435)
Amortization of intangible assets	137	297
Compensation expense on ESOP and MRP	346	294
Decrease in accrued interest receivable	608	761
Decrease in prepaid expenses and other assets	101	845
(Decrease) increase in accrued expenses and other liabilities	(327)	1,027
Other	(409)	(611)

Net cash provided by operating activities	2,992	5,080

Investing activities:
Loan originations and purchases	(39,724)	(39,218)
Purchases of:
Securities available for sale	(49,314)	(132,956)
Interest rate cap contracts	(215)	—
FHLB Stock	(1,074)	(344)
Fixed Assets	(284)	(153)
Principal repayments of:
Loans receivable	30,887	50,874
Securities available for sale	48,321	93,188
Proceeds from the sale of:
Securities available for sale	9,601	14,406
REO	56	—
Reductions (additions) to real estate held for investment	481	(226)

Net cash used in investing activities	(1,265)	(14,429)

Financing activities:
Net (decrease) increase in deposits	(19,805)	13,333
Proceeds from long-term borrowings	60,000	50,000
Repayments of long-term borrowings	(31,000)	(10,741)
Net decrease (increase) in short-term borrowings	13,475	(41,882)
Redemption of preferred debt	(20,052)	—
Proceeds received from exercise of stock options	254	256
Dividends paid	(1,079)	(875)
Payments to acquire treasury stock	(765)	(88)

Net cash provided by financing activities	1,028	10,003

Net increase in cash equivalents	2,755	654
Cash equivalents at beginning of period	15,330	15,133

Cash equivalents at end of period	$18,085	$15,787

Continued

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2004	2003
Supplemental information:
Interest paid	$8,953	$11,434
Income taxes paid	23	23

Supplemental schedule of non-cash investing and financing activities:
Dividends declared but not paid	1,081	847

See accompanying notes to consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Polices

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank (ESB or the Bank), PennFirst Financial Services, Inc., THF, Inc., ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO). ESB is a Pennsylvania chartered Federal Deposit Insurance Corporation (FDIC) insured stock savings bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as contained in the 2003 Annual Report to Shareholders.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current period’s reporting format.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by management. At March 31, 2004, the Company was doing business through 16 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, noninterest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the savings and loan industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure”. Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation”, whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 2003: risk-free interest rates of 6.80%, dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. There were no options issued in the first quarter of 2004. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

(Dollar amounts in thousands, except share data)	2004	2003
Net income, as reported	$2,438	$2,364
Compensation expense, under FAS 123, net of tax	0	20

Pro forma net income	$2,438	$2,344

Basic net income per share, as reported	$0.24	$0.23
Pro forma basic net income per share	$0.24	$0.23

Diluted net income per share, as reported	$0.23	$0.22
Pro forma diluted net income per share	$0.23	$0.22

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

Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts over the life of the agreement if the LIBOR interest rate increases above a certain rate. The derivatives are being used to hedge the variable cash flows associated with $50.0 million of existing variable-rate debt.

In the event the Company terminates a derivative designated as a cash flow hedge, the treatment of the gain or loss on the derivative on the termination date depends on the probability of the hedged forecasted transactions occurring. If the forecasted transactions are probable of not occurring, the gain or loss on the termination of the derivative is recognized immediately in earnings. Otherwise, the gain or loss is reclassified out of other comprehensive income into earnings as the forecasted transactions occur.

If the hedged item in a cash flow hedge fails to occur or is probable of not occurring, cash flow hedge accounting is no longer applied to that hedging relationship and amounts classified in other comprehensive income are reclassified to earnings immediately. All future changes in the fair value of the derivative will be classified in earnings until the derivative matures or is re-designated in a new hedging relationship.

As of March 31, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2004, derivatives with a fair value of $1.4 million were included in other assets. The change in net unrealized losses of $384,120 during the first quarter of 2004 for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 11. No hedge ineffectiveness on cash flow hedges was recognized during the first quarter of 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There were no amounts reclassified out of other comprehensive income into interest expense during the first quarter of 2004. During 2004, the Company estimates that $2,335 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

In January 2003 and December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, (or VIEs) an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and FIN No. 46-R, a revision of FIN No. 46. Both FIN No. 46 and FIN No. 46-R (“the interpretations”) require consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretations, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. During the first quarter of 2004, management evaluated its investments in low income housing partnerships in connection with the criteria established under the interpretations. The Company was not determined to be the primary beneficiary of these projects, therefore the interpretations did not have an impact on the Company’s accounting for these partnerships.

During 2003 the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” (VIE’s) which addresses consolidation by business enterprises of variable interest entities. The interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The result of this adoption was the deconsolidation of its subsidiary grantor trusts, as the Company concluded that the primary beneficiaries of the subsidiary grantor trusts were the investors, not the Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employee Disclosures about Pensions and Other Postretirement Benefits”, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS No. 132 (revised 2003) retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised 2003) is effective for annual and interim periods with fiscal years ending after December 15, 2003. ESB has adopted the revised disclosure provisions.

2. Guaranteed Preferred Beneficial Interest in Subordinated Debt

On January 15, 2004, the Company redeemed the remaining $20.3 million (liquidation amount) of the Preferred Securities of PennFirst Capital Trust (Trust I) at a redemption price equal to the liquidation amount of $10.00 plus accrued and unpaid distributions thereon to January 15, 2004. The Company also redeemed $20.3 million principal amount of the Subordinated Debt on January 15, 2004. In connection with this redemption the Company took a charge of approximately $844,000, representing unamortized issuance costs on the Company’s 8.625% Trust Preferred Securities.

On April 10, 2003, ESB Capital Trust II (“the Trust II”), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $240,000 and $255,000 at March 31, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (“the Trust III”), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The Preferred Securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust III. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $70,000 and $73,500 at March 31, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

3. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2004:
Trust preferred securities	$500	$—	$(29)	$471
U.S. Government securities	5,983	768	—	6,751
Municipal securities	97,143	5,930	(262)	102,811
Equity securities	973	251	—	1,224
Corporate bonds	100,922	4,133	(1,585)	103,470
Mortgage-backed securities	700,493	11,126	(840)	710,779

	$906,014	$22,208	$(2,716)	$925,506

As of December 31, 2003:
Trust preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate bonds	112,067	4,973	(3,357)	113,683
Mortgage-backed securities	701,040	9,912	(2,790)	708,162

	$914,459	$21,029	$(6,552)	$928,936

4. Loans Receivable and Loans Held for Sale

The Company’s loans receivable and loans held for sale as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2004	December 31, 2003
Loans Receivable
Mortgage loans:
Residential - single family	$145,487	$142,244
Residential - multi family	39,461	42,057
Commercial real estate	48,797	46,502
Construction	48,698	46,072

	282,443	276,875
Other loans:
Consumer loans	58,627	59,222
Commercial business	14,574	10,802

	355,644	346,899
Less:
Allowance for loan losses	4,067	4,062
Deferred loan fees and net discounts	207	150
Loans in process	20,084	20,233

	$331,286	$322,454

Loans Held for Sale
Mortgage loans:
Residential - single family	$—	$—

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2002	$5,147
Recovery of loan losses	(410)
Charge offs	(542)
Recoveries	42

Balance, December 31, 2002	4,237
Recovery of loan losses	(106)
Charge offs	(87)
Recoveries	18

Balance, December 31, 2003	4,062

Provision for loan losses	19
Charge offs	(27)
Recoveries	13

Balance, March 31, 2004	$4,067

5. Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2004		December 31, 2003
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$21,405	3.7%	$21,252	3.5%
NOW account deposits	64,987	11.1%	62,780	10.4%
Money Market deposits	54,444	9.3%	57,681	9.6%
Passbook account deposits	99,262	17.0%	100,749	16.7%
Time deposits	343,143	58.9%	360,584	59.8%

	$583,241	100.0%	$603,046	100.0%

Time deposits mature as follows:

Within one year	$198,687	34.1%	$204,688	33.8%
After one year through two years	96,150	16.5%	88,358	14.7%
After two years through three years	20,355	3.5%	39,696	6.6%
After three years through four years	23,631	4.1%	22,667	3.8%
After four years through five years	3,177	0.5%	3,959	0.7%
Thereafter	1,143	0.2%	1,216	0.2%

	$343,143	58.9%	$360,584	59.8%

6. Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2004		December 31, 2003
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	2.94%	$208,963	2.92%	$186,455
Due beyond 12 months but within 2 years	3.51%	129,407	4.16%	103,885
Due beyond 2 years but within 3 years	3.84%	107,392	3.68%	116,607
Due beyond 3 years but within 4 years	3.78%	131,055	3.96%	77,487
Due beyond 4 years but within 5 years	5.23%	560	4.12%	55,560
Due beyond 5 years	5.42%	30,245	5.42%	30,246

		$607,622		$570,240
Repurchase agreements:
Due within 12 months	1.17%	$27,000	3.01%	$37,000
Due beyond 12 months but within 2 years	1.78%	10,000	1.78%	10,000

		$37,000		$47,000

Other borrowings:

Corporate borrowings

Due beyond 4 years but within 5 years	5.55%	$15,000	—	$—

Treasury tax and loan note payable	0.84%	$155	0.82%	$62

Included in the $607.6 million of FHLB advances, is approximately $65.5 million of convertible select advances. These advances reset to the 3 month LIBOR index and have various spreads and call dates. At the reset date, if the 3 month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

7. Net Income Per Share

The following table summarizes the Company’s net income per share.

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income	$2,438	$2,364

Weighted-average common shares outstanding	10,219	10,165

Basic earnings per share	$0.24	$0.23

Weighted-average common shares outstanding	10,219	10,165

Common stock equivalents due to effect of stock options	451	480

Total weighted-average common shares and equivalents	10,670	10,645

Diluted earnings per share	$0.23	$0.22

The shares controlled by the ESOP of 593,938 and 343,188 at March 31, 2004 and March 31, 2003, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 94,510 shares of common stock at $15.35 per share were outstanding as of March 31, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options expire in November of 2013. All of the outstanding options at March 31, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices.

8. Other Comprehensive Income

In complying with FAS 130, “Reporting Comprehensive Income”, the Company has developed the following table which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and the net fair value adjustment on derivatives. Other comprehensive income (loss) and related tax effects for the three months ended March 31 consists of:

(Dollar amounts in thousands)	2004	2003
	Unrealized Gain	Unrealized Gain
Net Income:	$2,438	$2,364
Other Comprehensive income - net of tax
Net fair value adjustment on securities available for sale	3,923	1,868
Net securities gains relcassified into earnings	(614)	(283)
Net fair value adjustment on derivatives	(253)	—

Other Comprehensive income (loss)	3,056	1,585

Comprehensive Income	$5,494	$3,949

Total comprehensive income for the three months ended March 31, 2004 and 2003 was $5.5 million and $3.9 million respectively.

9. Retirement Plans

Supplemental Executive Retirement Plan and Director’s Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20, this targeted benefit percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2004, the participants in the plan had credited service under the SERP ranging from 13 to 26 years.

The Company and the Bank have adopted the ESB Financial Corporation Directors’ Retirement Plan and entered into director retirement agreements with each director of the Company and the Bank. The plan provides that any retiring director with a minimum of 5 or more years of service with the Company or the Bank and a minimum of 10 total years of service, including years of service with any bank acquired by the Company or the Bank, that remains in continuous service as a board member until age 75 will be entitled to receive an annual retirement benefit equal to his or her director’s fees earned during the last full calendar year prior to his or her retirement date, multiplied by a ratio, ranging from 25% to 50%, based on the director’s total years of service. The maximum ratio of 50% of fees requires 20 or more years of service and the minimum ratio of 25% of fees requires 10 years of service. Retirement benefits may also be payable under the plan if a director retires from service as a director prior to attaining age 75. Two directors are currently receiving monthly benefits under the plan.

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of March 31, 2004:

(Dollar amounts in thousands)	SERP		Director’s Retirement Plan
	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Components of net periodic pension cost
Service cost	$10	$37	$4	$16
Interest cost	17	61	7	27
Expected return on plan assets	—	—	—	—
Amortization of transition obligation (asset)	—	—	—	—
Amortization of prior service cost	10	41	15	59
Amortization of actuarial (gains)/losses	—	—	—	—

Net periodic pension cost	$37	$139	$26	$102

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The MD&A should be read in conjunction with the notes and financial statements presented in this report.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $6.4 million or 0.5% from December 31, 2003 to $1.4 billion at March 31, 2004. Cash and cash equivalents, loans receivable, Federal Home Loan Bank (FHLB) stock, premises and equipment, and bank owned life insurance increased $2.8 million, $8.8 million, $1.1 million, $31,000 and $234,000, respectively. These increases were partially offset by decreases in securities available for sale, accrued interest receivable, real estate acquired through foreclosure, real estate held for investment, intangible assets and prepaid expenses and other assets of $3.4 million, $608,000, $35,000, $481,000, $86,000 and $1.9 million, respectively. The increase in total assets reflects a corresponding increase in total liabilities of $2.1 million or 0.2% and an increase in stockholders’ equity of $4.3 million or 4.4%. The increase in total liabilities was primarily the result of increases in FHLB advances $37.4 million, partially offset by decreases to deposits, repurchase agreements and other borrowings, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $19.8 million, $14.9 million, $229,000 and $328,000, respectively. The increase in stockholders’ equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $89,000, $579,000 and $3.1 million, respectively, as well as, decreases in treasury stock, unearned Employee Stock Ownership Plan (ESOP) shares and unvested Management Recognition Plan (MRP) shares of $326,000, $250,000 and $7,000, respectively.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $2.8 million or 18.0% to $18.1 million at March 31, 2004 from $15.3 million at December 31, 2003. These accounts are typically increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase for the quarter ended March 31, 2004 can principally be attributed to increases in borrowed funds.

Securities. The Company’s securities portfolio decreased by $3.4 million or 0.4% to $925.5 million at March 31, 2004 from $928.9 million at December 31, 2003. During the quarter ended March 31, 2004 the Company recorded purchases of available for sale securities of $49.3 million, consisting of purchases of mortgage-backed securities of $44.1 million and municipal bonds of $5.2 million. Offsetting the purchases of securities were sales of available for sale securities of $9.6 million, consisting of sales of corporate bonds of $9.5 million and equity securities of $125,000 and repayments and maturities of securities of $48.3 million during the three months ended March 31, 2004. In addition, the securities portfolio increased approximately $4.6 million due to increases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The securities portfolio is primarily funded by the Company’s borrowings. In the first quarter of 2004, this wholesale leverage strategy accounted for $1.9 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $7.1 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $8.8 million or 2.7% to $331.3 million at March 31, 2004 from $322.5 million at December 31, 2003. Included in this increase were increases in mortgage loans of $5.6 million or 2.0% and other loans of $3.2 million or 4.5%, as well as decreases in allowance for loan losses, deferred loan fees and loans in process of a combined $87,000 or 0.4%, during the three months ended March 31, 2004. The increase to loans receivable during the period is a result of originations for the quarter ended March 31, 2004 of $39.7 million offset by repayments of $30.9 million. During the quarter ended March 31, 2003 the Company had loan originations of $39.2 million offset by repayments of $50.9 million. The reduction to the loan repayments between the periods is a reflection of the recent retraction of interest rates from the 50-year lows experienced in 2003. The Company did not have any loans held for sale for the quarters ended March 31, 2004 and 2003.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.0 million or 0.21% and $3.0 million or 0.22% of total assets at March 31, 2004 and December 31, 2003, respectively.

Real Estate Held for Investment. The Company’s real estate held for investment decreased $481,000 for the three months ended March 31, 2004. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $86,000 or 12.2% to $619,000 at March 31, 2004 from $705,000 at December 31, 2003. The decrease primarily resulted from amortization of $44,000 of the servicing asset associated with the whole loan sale and securitization completed in 2002, as well as amortization of the core deposit intangible created through acquisitions of $41,000.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $583.2 million or 46.4% of the Company’s total funding sources at March 31, 2004. Total deposits decreased $19.8 million or 3.3% to $583.2 million at March 31, 2004 from $603.0 million at December 31, 2003. The decrease in deposits is primarily related to the Company’s Jumbo CD product. During the first quarter one of the Company’s more significant Jumbo CD customers reduced their outstanding balance with the Company due to their own regulatory requirements from $39.8 million at December 2003 to $23.2 million at March 31, 2004. Non-interest bearing deposits increased $153,000, or 0.7%, while interest-bearing demand deposit accounts and time deposits decreased $2.5 million, or 1.1%, and $17.4 million, or 4.8%, respectively, during the three months ended March 31, 2004.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds increased $22.4 million or 3.4% to $674.9 million at March 31, 2004 from $652.5 million at December 31, 2003. FHLB advances increased $37.4 million or 6.6% while repurchase agreements decreased $10.0 million or 21.3%. Borrowed funds and deposits are two of the primary sources of funds for the Company. The increase in FHLB advances is a result of the decrease in the Company’s deposits. Other borrowings decreased $4.9 million or 14.0% to $30.3 million at March 31, 2004. The increase to other borrowings was a result of the Company entering into a loan agreement with First Tennessee Bank National Association for $15.0 million at an interest rate of 5.55% and a stated maturity of 5 years. The proceeds were used to redeem the remaining $20.3 million of the outstanding preferred securities of PennFirst Capital Trust I.

Stockholders’ equity. Stockholders’ equity increased $4.3 million or 4.4% to $101.2 million at March 31, 2004 from $96.9 million at December 31, 2003. The increase in stockholders’ equity was the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $89,000, $579,000 and $3.1 million, respectively, as well as, decreases in treasury stock, unearned ESOP shares and unvested MRP shares of $326,000, $250,000 and $7,000, respectively. The increase of $3.1 million to accumulated other comprehensive income was the result of an increase in the mark to market of the Company’s securities available for sale portfolio.

RESULTS OF OPERATIONS

General. The Company recorded net income of $2.4 million for the three months ended March 31, 2004, as compared to net income of $2.4 million for the same period in the prior year. The $74,000 or 3.1% increase in net income for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, was primarily attributable to an increase in net interest income and noninterest income of $766,000 and $505,000, respectively, and a decrease in provisions for income taxes of $36,000. These items were partially offset by increases in noninterest expense of $1.0 million and a net change in the provision for loan losses of $201,000.

Net interest income. Net interest income, the primary source of revenue growth for the Company, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Net interest income comprises 75.6% of total revenues for the three months ended March 31, 2004. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Net interest income increased $766,000 or 13.4% to $6.5 million for the three months ended March 31, 2004, compared to $5.7 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.3 million partially offset by a decrease in interest income of $1.5 million. During 2003, the Corporation was affected by unprecedented low interest rates which caused compression of the interest rate margin. The net interest margin expanded during the first quarter of 2004 due to an increase in interest rates from their recent lows. Additionally, the Company further enhanced the margin by the restructuring and redemption of $20.3 million of the Company’s fixed rate trust preferred securities early in the first quarter of 2004. This restructuring coupled with the change in interest rates resulted in a decline in the cost of funds of 88 basis points to 2.81% for the quarter ended March 31, 2004, compared to 3.69% for the same period in the prior year. This decline in the cost of funds offset the decline in the yield on interest earning assets of 64 basis points to 4.93% for the quarter ended March 31, 2004, compared to 5.57% for the same period in the prior year.

Interest income. Interest income decreased $1.5 million or 9.2% to $15.2 million for the three months ended March 31, 2004, compared to $16.7 million for the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, securities available for sale, FHLB stock and cash equivalents of $721,000, $653,000, $164,000 and $10,000, respectively.

Interest earned on loans receivable decreased $721,000 or 12.5% to $5.1 million for the quarter ended March 31, 2004, compared to $5.8 million for the same period in the prior year. This decrease was primarily attributable to a decline in the yield on the loans to 6.13% for the quarter ended March 31, 2004 from 6.83% for the same period in the prior year. The decline in the yield can be attributed to existing loans repricing to lower interest rates during the period as well as new loans being originated at low interest rates. In addition to the decline in the yield on the loans was a decrease in the average balance of loans receivable of $8.9 million or 2.6% to $330.4 million for the three months ended March 31, 2004, as compared to $339.3 million for the same period in the prior year.

Interest earned on securities decreased $653,000 or 6.1% to $10.1 million for the three months ended March 31, 2004, compared to $10.7 million for the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 4.68% from 5.22% for the three months ended March 31, 2003. The decrease to the tax equivalent yield on the securities can be attributed to the reinvestment of cash flows from accelerated prepayments on the investment portfolio into securities with lower yields. Partially offsetting the decline in yield was an increase in the average balance of $45.2 million to $911.1 million for the three months ended March 31, 2004 as compared to $865.9 million for the same period in the prior year.

Interest expense. Interest expense decreased $2.3 million or 21.0% to $8.7 million for the three months ended March 31, 2004, compared to $11.0 million for the same period in the prior year. This decrease in interest expense can be primarily attributed to decreases in interest incurred on deposits and borrowed funds of $978,000 and $1.3 million, respectively.

Interest incurred on deposits decreased $978,000 or 26.5% to $2.7 million for the three months ended March 31, 2004, compared to $3.7 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits of 70 basis points to 1.92% for the quarter ended March 31, 2004, compared to 2.62% for the same period in the prior year and to a lesser extent a decrease in the average balance of deposits of $4.2 million to $568.1 million for the three months ended March 31, 2004 from $572.3 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $1.3 million or 18.2% to $6.0 million for the three months ended March 31, 2004, compared to $7.4 million for the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds of 91 basis points to 3.56% for the three months ended March 31, 2004, compared to 4.47% for the same period in the prior year. Partially offsetting this decrease was an increase in the average balance of borrowed funds of $40.3 million or 6.6% to $648.0 million for the three months ended March 31, 2004, compared to $607.6 million for the same period in the prior year.

Provision (recovery) of loan losses. The Company had a provision for loan losses of $19,000 for the three month period ended March 31, 2004, compared to a recovery of loan losses of $182,000 for the same period in the prior year. The provision for loan losses for the quarter ended March 31, 2004 is the result of normal operations for the quarter. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2004 and December 31, 2003 amounted to $4.1 million or 1.14% and $4.1 million or 1.17%, respectively, of the Company’s total loan portfolio. The Company’s allowance for losses on loans as a percentage of non-performing loans was 223.34% and 228.20% at March 31, 2004 and December 31, 2003, respectively.

Noninterest income. Noninterest income increased $505,000 or 32.4% to $2.1 million for the three months ended March 31, 2004, compared to $1.6 million for the same period in the prior year. This increase can be attributed primarily to increases in fees and service charges and net realized gain on sales of securities available for sale of $190,000 and $508,000, respectively. Partially offsetting these increases was a decrease to net gain on sale of loans of $103,000.

Fees and service charges increased $190,000 or 77.9% to $434,000 for the three months ended March 31, 2004, compared to $244,000 for the same period in the prior year. This increase can primarily be attributable to a decrease in the amortization and impairment valuations of $136,000 and $68,000, respectively, taken on the mortgage servicing asset for the quarter ended March 31, 2004 as well as an increase in fees on NOW accounts of $79,000. The decrease in the amortization on the mortgage servicing asset resulted from the decline in repayments on the mortgage portfolio during the periods. The increase to fees generated from NOW accounts is a result of the Company introducing a new overdraft service in the fourth quarter of 2003. Partially offsetting these increases were decreases in loan servicing fees and late charges on mortgage loans of approximately $45,000 and $19,000, respectively, as well as other less significant declines in various other loan fee categories.

Net realized gain on sales of securities available for sale increased $508,000 to $943,000 for the three months ended March 31, 2004 compared to $435,000 for the same period in the prior year. These proceeds resulted from sales of securities used as a part of the Company’s strategy to restructure a portion of its fixed rate debt to improve the net interest margin.

Income from real estate joint ventures increased $25,000 to $345,000 for the three months ended March 31, 2004, compared to $320,000 for the same period in the prior year. This increase can be attributed to seasonal fluctuations in the sale of units at the three joint ventures in which the Company has a 51% ownership.

Noninterest expense. Noninterest expense increased $1.0 million or 22.8% to $5.6 million for the three months ended March 31, 2004, from $4.5 million for the same period in the prior year. This increase was the result of increases in compensation and employee benefits, data processing and loss on early extinguishment of debt of $152,000, $67,000 and $844,000, respectively. The increase to compensation and employee benefits is primarily related to increases in health care costs and retirement plans as well as normal salary increases between the periods. The increase to loss on early extinguishment of debt of $844,000 is primarily for a charge that the Company incurred to write-off the remaining unamortized issuance costs on the early extinguishment of debt associated with the redemption of the Company’s fixed rate trust preferred securities in January 2004.

Provision for income taxes. The Company recognized $521,000 in income tax expense which reflected an effective tax rate of 17.6% for the three months ended March 31, 2004, as compared to $557,000 with an effective tax rate of 19.1% for the respective 2003 period.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates involving the more significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2004, have remained unchanged from December 31, 2003.

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

(Dollar amounts in thousands)	Three months ended March 31, 2004			Three months ended March 31, 2003
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$764,391	$8,610	4.51%	$726,301	$9,252	5.10%
Taxable corporate bonds available for sale	51,235	251	1.94%	51,220	284	2.22%
Tax-exempt securities available for sale	95,493	1,806	7.56%	88,422	1,774	8.03%

	911,119	10,667	4.68%	865,943	11,310	5.22%

Mortgage loans	258,013	3,982	6.17%	264,733	4,564	6.90%
Other loans	72,341	1,071	5.95%	74,536	1,210	6.58%

	330,354	5,053	6.13%	339,269	5,774	6.83%

Cash equivalents	10,719	16	0.60%	12,404	26	0.85%
FHLB stock	31,130	77	0.99%	30,059	241	3.25%

	41,849	93	0.89%	42,463	267	2.52%

Total interest-earning assets	1,283,322	15,813	4.93%	1,247,675	17,351	5.57%
Other noninterest-earning assets	85,055	—	—	89,620	—	—

Total assets	$1,368,377	$15,813	4.62%	$1,337,295	$17,351	5.19%

Interest-bearing liabilities:
Interest-bearing demand deposits	$220,670	$270	0.49%	$210,782	$508	0.98%
Time deposits	347,433	2,442	2.83%	361,501	3,183	3.57%

	568,103	2,712	1.92%	572,283	3,691	2.62%

FHLB advances	593,655	5,319	3.54%	568,338	6,419	4.52%
Repurchase agreements	41,667	242	2.30%	37,017	346	3.74%
Other borrowings	12,651	201	6.29%	2,291	30	5.24%

	647,973	5,762	3.56%	607,646	6,795	4.47%

Preferred securities - fixed	3,342	69	8.26%	24,208	557	9.20%
Preferred securities - adjustable	15,146	185	4.91%	—	—	—

Total interest-bearing liabilities	1,234,564	8,728	2.81%	1,204,137	11,043	3.69%
Noninterest-bearing demand deposits	22,825	—	—	23,113	—	—
Other noninterest-bearing liabilities	10,746	—	—	10,961	—	—

Total liabilities	1,268,135	8,728	2.74%	1,238,211	11,043	3.58%
Stockholders’ equity	100,242	—	—	99,084	—	—

Total liabilities and equity	$1,368,377	$8,728	2.54%	$1,337,295	$11,043	3.32%

Net interest income		$7,085			$6,308

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.12%			1.88%

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.22%			2.02%

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the quarters ended March 31, 2004 and 2003, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	2004 versus 2003 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$570	$(1,213)	$(643)
Loans	(149)	(572)	(721)
Cash equivalents	(3)	(7)	(10)
FHLB stock	8	(172)	(164)

Total interest-earning assets	426	(1,964)	(1,538)

Interest expense:
Deposits	(27)	(952)	(979)
FHLB advances	275	(1,375)	(1,100)
Repurchase agreements	39	(143)	(104)
Other borrowings	163	8	171
Preferred securities	(112)	(191)	(303)

Total interest-bearing liabilities	338	(2,653)	(2,315)

Net interest income	$88	$689	$777

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of four outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements; and (iv) the purchase of off-balance sheet interest rate caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of March 31, 2004, the implementation of these asset and liability initiatives resulted in the following: (i) $158.3 million, or 44.5%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $44.5 million, or 37.7%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $359.4 million, or 50.6%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2004, the Company’s interest-earning assets maturing or repricing within one year totaled $485.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $573.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $88.7 million, or a negative 6.5%, of total assets. At March 31, 2004, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 84.5%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2004 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2004 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2004 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	0.50%	0.15%	(4.85)%	N/A
Return on average equity - increase (decrease)	0.90%	0.38%	(8.18)%	N/A
Diluted earnings per share - increase (decrease)	1.85%	0.00%	(11.85)%	N/A
Portfolio equity - increase (decrease)	(17.79)%	(42.16)%	(3.61)%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2003 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2003 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2003 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.10%	1.08%	(3.56)%	N/A
Return on average equity - increase (decrease)	1.90%	1.94%	(5.96)%	N/A
Diluted earnings per share - increase (decrease)	1.98%	2.08%	(6.13)	N/A
Portfolio equity - increase (decrease)	(10.91)%	(30.83)%	(4.72)%	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. While payments of principal and interest on loans and other investments are relatively predictable sources of funds, deposit flows are much less predictable since they are greatly influenced by the level of interest rates, the state of the economy, competition and industry conditions. For a complete discussion on issues that may affect the liquidity of the Company, including outstanding commitments, contingent liabilities, legal actions and off balance sheet items, please refer to notes 12 and 13 of the consolidated financial statements. During the three months ended March 31, 2004, the Company used its sources of funds primarily to purchase securities and to a lesser extent, fund the loan commitments. At March 31, 2004, the Company had outstanding loan commitments totaling $24.1 million, unused lines of credit totaling $28.3 million and $22.9 million of undisbursed loans in process.

At March 31, 2004, certificates of deposit amounted to $343.1 million or 58.9% of the Company’s total consolidated deposits, including $198.7 million which were scheduled to mature by March 31, 2005. At the same date, the total amount of FHLB advances, repurchase agreements and other borrowings, which were scheduled to mature by March 31, 2005, was $291.5 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by March 31, 2005 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2004, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 6.7% and 15.9%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2004. Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the first quarter of 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) – (d) Not applicable

(e) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2004	—	$—	—	239,342
February 1-29, 2004	4,582	14.62	4,582	234,760
March 1-31, 2004	49,239	14.18	49,239	185,521

(1)	On October 15, 2002, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 439,911 shares. The program does not have an expiration date and all shares are purchased in the open market.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 23, 2004, ESB Bank converted from a federal savings bank to a Pennsylvania chartered savings bank.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Form 8-K - The Company filed a Form 8-K dated February 5, 2004 to announce 2003 earnings.

Form 8-K - The Company filed a Form 8-K dated March 17, 2004 to report a $0.10 per share quarterly cash dividend payable on April 23, 2004 to stockholders of record at the close of business on March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 10, 2004	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer