Form 10-Q
period 2004-06-30
ESB FINANCIAL CORP
filed 2004-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

Number of shares of common stock outstanding as of July 31, 2004:

Common Stock, $0.01 par value	10,707,221 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2004 (Unaudited) and December 31, 2003

(Dollar amounts in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash on hand and in banks	$7,738	$6,351
Interest-earning deposits	8,260	7,472
Federal funds sold	2,883	1,507

Cash and cash equivalents	18,881	15,330
Securities available for sale; cost of $904,836 and $914,459	905,134	928,936
Loans receivable, net of allowance for loan losses of $4,033 and $4,062	331,185	322,454
Loans held for sale	101	—
Accrued interest receivable	7,533	7,630
Federal Home Loan Bank (FHLB) stock	32,196	30,678
Premises and equipment, net	9,728	9,476
Real estate acquired through foreclosure, net	1,215	1,164
Real estate held for investment	11,343	11,429
Goodwill	7,127	7,127
Intangible assets	595	705
Prepaid expenses and other assets	11,636	6,206
Bank owned life insurance	25,110	24,645

Total assets	$1,361,784	$1,365,780

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$585,618	$603,046
FHLB advances	596,802	570,240
Repurchase agreements	47,000	47,000
Other borrowings	15,071	62
Junior subordinated notes	15,174	35,187
Advance payments by borrowers for taxes and insurance	2,076	1,837
Accrued expenses and other liabilities	11,023	11,537

Total liabilities	1,272,764	1,268,909

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized;	109	109
10,930,298 and 10,930,393 shares issued;
10,717,205 and 10,785,399 shares outstanding
Additional paid-in capital	60,605	60,202
Treasury stock, at cost; 213,093 and 144,994 shares	(2,975)	(2,083)
Unearned Employee Stock Ownership Plan (ESOP) shares	(6,006)	(6,504)
Unvested shares held by Management Recognition Plan (MRP)	(377)	(196)
Retained earnings	37,724	35,879
Accumulated other comprehensive (loss) income, net	(60)	9,464

Total stockholders’ equity	89,020	96,871

Total liabilities and stockholders’ equity	$1,361,784	$1,365,780

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$5,107	$5,495	$10,160	$11,269
Taxable securities available for sale	8,363	8,959	17,225	18,496
Tax free securities available for sale	1,228	1,104	2,420	2,275
FHLB stock	108	168	185	408
Deposits with banks and federal funds sold	13	17	29	43

Total interest income	14,819	15,743	30,019	32,491

Interest expense:
Deposits	2,656	3,435	5,369	7,126
Borrowed funds	5,759	6,721	11,522	13,517
Junior subordinated notes and guaranteed preferred
beneficial interest in subordinated debt	183	584	437	1,141

Total interest expense	8,598	10,740	17,328	21,784

Net interest income	6,221	5,003	12,691	10,707
Provision for (recovery of) loan losses	221	152	240	(30)

Net interest income after provision for (recovery of) loan losses	6,000	4,851	12,451	10,737

Noninterest income:
Fees and service charges	765	418	1,199	661
Net gain on sale of loans	20	155	33	272
Increase of cash surrender value of bank owned life insurance	231	233	465	489
Net realized gain on sale of securities available for sale	—	331	943	766
Income from real estate joint ventures	485	771	830	1,091
Other	133	102	226	289

Total noninterest income	1,634	2,010	3,696	3,568

Noninterest expense:
Compensation and employee benefits	2,911	2,826	5,734	5,497
Premises and equipment	445	440	883	888
Federal deposit insurance premiums	23	23	46	49
Data processing	390	337	784	664
Amortization of intangible assets	43	51	86	103
Minority interest	179	334	319	461
Loss on early extinguishment of debt	—	215	844	215
Other	820	721	1,669	1,593

Total noninterest expense	4,811	4,947	10,365	9,470

Income before income taxes	2,823	1,914	5,782	4,835
Provision for income taxes	461	243	982	800

Net income	$2,362	$1,671	$4,800	$4,035

Net income per share
Basic	$0.23	$0.16	$0.47	$0.40
Diluted	$0.22	$0.15	$0.45	$0.38
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	$10,213,291	$10,223,016	$10,215,910	$10,193,894
Weighted average shares and share equivalents outstanding	$10,580,447	$10,794,717	$10,625,428	$10,719,947

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2004 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income (loss) net of tax	Total stockholders’ equity
Balance at January 1, 2004	$109	$60,202	$(2,083)	$(6,504)	$(196)	$35,879	$9,464	$96,871
Comprehensive results:
Net income	—	—	—	—	—	4,800	—	4,800
Other comprehensive results, net	—	—	—	—	—	—	(8,910)	(8,910)
Reclassification adjustment	—	—	—	—	—	—	(614)	(614)

Total comprehensive results	—	—	—	—	—	4,800	(9,524)	(4,724)
Cash dividends at $0.20 per share	—	—	—	—	—	(2,032)	—	(2,032)
Purchase of treasury stock, at cost (154,539 shares)	—	—	(2,098)	—	—	—	—	(2,098)
Reissuance of treasury stock for stock option exercises	—	—	1,206	—	—	(923)	—	283
Principal payments on ESOP debt	—	140	—	498	—	—	—	638
Unvested shares in MRP	—	263	—	—	(263)	—	—	—
Accrued compensation expense MRP	—	—	—	—	82	—	—	82

Balance at June 30, 2004	$109	$60,605	$(2,975)	$(6,006)	$(377)	$37,724	$(60)	$89,020

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2004	2003
Operating activities:
Net income	$4,800	$4,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	282	473
Provision for (recovery of) loan losses	240	(30)
Amortization of premiums and accretion of discounts	1,749	1,953
Origination of loans available for sale	(2,309)	(22,149)
Proceeds from sale of loans available for sale	2,208	22,144
Gain on sale of securities available for sale	(943)	(766)
Amortization of intangible assets	110	456
Compensation expense on ESOP and MRP	720	659
Decrease in accrued interest receivable	97	535
Increase in prepaid expenses and other assets	(561)	(1,631)
(Decrease) increase in accrued expenses and other liabilities	(514)	1,613
Other	(129)	(591)

Net cash provided by operating activities	5,750	6,701

Investing activities:
Loan originations and purchases	(85,522)	(93,239)
Purchases of:
Securities available for sale	(116,737)	(248,492)
Interest Rate Cap Contracts	(215)	—
FHLB Stock	(1,518)	(230)
Fixed Assets	(517)	(492)
Principal repayments of:
Loans receivable	76,550	104,501
Securities available for sale	115,901	199,542
Proceeds from the sale of:
Securities available for sale	9,601	21,551
REO	56	—
Reductions to real estate held for investment	86	65

Net cash used in investing activities	(2,315)	(16,794)

Financing activities:
Net (decrease) increase in deposits	(17,428)	29,824
Proceeds from long-term borrowings	95,000	50,000
Repayments of long-term borrowings	(66,000)	(41,883)
Net decrease (increase) in short-term borrowings	12,571	(27,844)
Issuance of preferred debt	—	9,700
Redemption of guaranteed preferred beneficial interest in subordinated debt	(20,052)	(4,781)
Proceeds received from exercise of stock options	283	452
Dividends paid	(2,160)	(1,754)
Payments to acquire treasury stock	(2,098)	(1,143)

Net cash provided by financing activities	116	12,571

Net increase in cash equivalents	3,551	2,478
Cash equivalents at beginning of period	15,330	15,133

Cash equivalents at end of period	$18,881	$17,611

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2003 and 2002 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2004	2003
Supplemental information:
Interest paid	$17,972	$22,276
Income taxes paid	1,011	446
Supplemental schedule of non-cash investing and financing activities:

See accompanying notes to unaudited consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as contained in the 2003 Annual Report to Stockholders.

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In preparing the consolidated financial statements management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Statement of Financial Condition date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2004, the Company was doing business through 16 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Valuation Model with the following weighted-average assumptions for 2003: risk-free interest rates of 6.80%, dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. There were no options issued during the six months ended June 30, 2004. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands, except share data)	2004	2003	2004	2003
Net income, as reported	$2,362	$1,671	$4,800	$4,035
Compensation expense, under FAS 123, net of tax	0	(20)	0	(40)

Pro forma net income	$2,362	$1,651	$4,800	$3,995
Basic net income per share, as reported	$0.23	$0.16	$0.47	$0.40
Pro forma basic net income per share	$0.23	$0.16	$0.47	$0.39
Diluted net income per share, as reported	$0.22	$0.15	$0.45	$0.38
Pro forma diluted net income per share	$0.22	$0.15	$0.45	$0.37

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

As of June 30, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At June 30, 2004, derivatives with a fair value of $948,000 were included in other assets. The change in net unrealized losses during the second quarter and six months ended June 30, 2004 of $133,022 and $251,099, respectively, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 8. No hedge ineffectiveness on cash flow hedges was recognized during the three or six months ended June 30, 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was a nominal amount reclassified out of other comprehensive income into interest expense during the second quarter of 2004. During 2004, the Company estimates that $2,335 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

The Company accounts for interest rate lock commitments (IRLCs) for mortgage loans which it intends to sell as derivatives, in accordance with the requirements of SFAS No. 133. In March 2004, the SEC staff released Staff Accounting Bulletin (SAB) No. 105 that requires all registrants to exclude the future cash flows for servicing loans from the fair value of IRLCs. ESB enters into such commitments with customers in connection with residential mortgage loan applications. This statement delays the recognition of any servicing revenues related to these commitments until such time as the loan is sold, however, the pronouncement would have no effect on the ultimate amount of revenue or cash flows recognized over time. This pronouncement was effective April 1, 2004. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

In January 2003 and December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, (or VIEs) an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and FIN No. 46-R, a revision of FIN No. 46. Both FIN No. 46 and FIN No. 46-R (“the interpretations”) require consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretations, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. During 2004, management evaluated its investments in low income housing partnerships in connection with the criteria established under the interpretations. The Company was not determined to be the primary beneficiary of these projects; therefore the interpretations did not have an impact on the Company’s accounting for these partnerships.

During 2003, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” (VIE’s) which addresses consolidation by business enterprises of variable interest entities. The interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The result of this adoption was the deconsolidation of its subsidiary grantor trusts, as the Company concluded that the primary beneficiaries of the subsidiary grantor trusts were the investors, not the Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employee Disclosures about Pensions and Other Postretirement Benefits”, that improves financial statement disclosures for defined benefit plans. The change replaces existing SFAS No. 132 disclosure requirements for pensions and other postretirement benefits and revises employers’disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. SFAS No. 132 (revised 2003) retains the disclosure requirements contained in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 (revised 2003) is effective for annual and interim periods with fiscal years ending after December 15, 2003. ESB adopted the revised disclosure provisions in the fourth quarter of 2003.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On January 15, 2004, the Company redeemed the remaining $20.3 million (liquidation amount) of the 8.625% Trust Preferred Securities of PennFirst Capital Trust (Trust I) at a redemption price equal to the liquidation amount of $10.00 plus accrued and unpaid distributions thereon to January 15, 2004. The Company also redeemed $20.3 million principal amount of the Subordinated Debt on January 15, 2004. In connection with this redemption the Company took a charge of approximately $844,000, representing unamortized issuance costs on the Company’s trust preferred securities.

On April 10, 2003, ESB Capital Trust II (“the Trust II”), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $225,000 and $255,000 at June 30, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (“the Trust III”), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $66,000 and $73,500 at June 30, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of June 30, 2004:
Trust preferred securities	$500	$—	$(53)	$447
U.S. Government securities	5,984	501	—	6,485
Municipal securities	101,902	3,013	(1,412)	103,503
Equity securities	973	185	—	1,158
Corporate bonds	100,896	2,719	(1,390)	102,225
Mortgage-backed securities	694,581	4,738	(8,003)	691,316

	$904,836	$11,156	$(10,858)	$905,134

As of December 31, 2003:
Trust preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate bonds	112,067	4,973	(3,357)	113,683
Mortgage-backed securities	701,040	9,912	(2,790)	708,162

	$914,459	$21,029	$(6,552)	$928,936

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2004	December 31, 2003
Loans Receivable
Mortgage loans:
Residential - single family	$146,260	$142,244
Residential - multi family	35,664	42,057
Commercial real estate	51,384	46,502
Construction	52,037	46,072

Subtotal Mortgage Loans	285,345	276,875
Other loans:
Consumer loans	58,354	59,222
Commercial business	14,647	10,802

Subtotal Other Loans	73,001	70,024

Total Loans	358,346	346,899
Less:
Allowance for loan losses	4,033	4,062
Deferred loan fees and net discounts	202	150
Loans in process	22,926	20,233

	$331,185	$322,454

Loans Held for Sale
Mortgage loans:
Residential - single family	$101	$—

The following is a summary of the changes in the allowance for loan losses:

Balance, January 1,2003	$4,237
Recovery of loan losses	(106)
Charge offs	(87)
Recoveries	18

Balance, December 31, 2003	4,062
Provision for loan losses	240
Charge offs	(298)
Recoveries	29

Balance, June 30, 2004	$4,033

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2004		December 31, 2003
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$23,792	4.1%	$21,252	3.5%
NOW account deposits	64,078	10.9%	62,780	10.4%
Money Market deposits	52,309	8.9%	57,681	9.6%
Passbook account deposits	98,970	16.9%	100,749	16.7%
Time deposits	346,469	59.2%	360,584	59.8%

	$585,618	100.0%	$603,046	100.0%

Time deposits mature as follows:
Within one year	$213,689	36.5%	$204,688	33.8%
After one year through two years	83,311	14.2%	88,358	14.7%
After two years through three years	26,418	4.5%	39,696	6.6%
After three years through four years	16,781	2.9%	22,667	3.8%
After four years through five years	5,248	0.9%	3,959	0.7%
Thereafter	1,022	0.2%	1,216	0.2%

	$346,469	59.2%	$360,584	59.8%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2004		December 31, 2003
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.15%	$193,272	2.92%	$186,455
Due beyond 12 months but within 2 years	3.80%	139,907	4.16%	103,885
Due beyond 2 years but within 3 years	3.52%	126,765	3.68%	116,607
Due beyond 3 years but within 4 years	3.79%	106,055	3.96%	77,487
Due beyond 4 years but within 5 years	5.23%	560	4.12%	55,560
Due beyond 5 years	5.42%	30,243	5.42%	30,246

		$596,802		$570,240
Repurchase agreements:
Due within 12 months	1.63%	$37,000	3.01%	$37,000
Due beyond 12 months but within 2 years	—	—	1.78%	10,000
Due beyond 3 years but within 4 years	3.81%	10,000	—	—

		$47,000		$47,000

Other borrowings:
Corporate borrowings
Due beyond 4 years but within 5 years	5.55%	$15,000	—	$—

Treasury tax and loan note payable	0.83%	$71	0.82%	$62

Included in the $596.8 million of FHLB advances at June 30, 2004, is approximately $65.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net income	$2,362	$1,671
Weighted-average common shares outstanding	10,213	10,223

Basic earnings per share	$0.23	$0.16

Weighted-average common shares outstanding	10,213	10,223
Common stock equivalents due to effect of stock options	367	572

Total weighted-average common shares and equivalents	10,580	10,795

Diluted earnings per share	$0.22	$0.15

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income	$4,800	$4,035
Weighted-average common shares outstanding	10,216	10,194

Basic earnings per share	$0.47	$0.40

Weighted-average common shares outstanding	10,216	10,194
Common stock equivalents due to effect of stock options	409	526

Total weighted-average common shares and equivalents	10,625	10,720

Diluted earnings per share	$0.45	$0.38

The shares controlled by the ESOP of 593,938 and 343,188 at June 30, 2004 and June 30, 2003, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 94,510 shares of common stock at $15.35 per share were outstanding as of June 30, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire in November 2013. All of the outstanding options at June 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices.

8.	Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and derivatives that qualify as cashflow hedges. Other comprehensive gain (loss) and related tax effects for the quarter and six months ended June 30, consists of:

(Dollar amounts in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net Income:	$2,362	$1,671
Other comprehensive (loss) income - net of tax
Net fair value adjustment on securities available for sale	(12,713)	1,518
Net securities gains reclassified into earnings	—	(244)
Net fair value adjustment on derivatives	133	—

Other comprehensive (loss) income	(12,580)	1,274

Comprehensive (loss) income	$(10,218)	$2,945

(Dollar amounts in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Income:	$4,800	$4,035
Other comprehensive (loss) income - net of tax
Net fair value adjustment on securities available for sale	(8,659)	3,386
Net securities gains reclassified into earnings	(614)	(526)
Net fair value adjustment on derivatives	(251)	—

Other comprehensive (loss) income	(9,524)	2,860

Comprehensive (loss) income	$(4,724)	$6,895

9.	Retirement Plans

Supplemental Executive Retirement Plan and Director’s Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20, this targeted benefit percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2004, the participants in the plan had credited service under the SERP ranging from 13 to 26 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of June 30, 2004:

	SERP
(Dollar amounts in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Components of net periodic pension cost
Service cost	$9	$20
Interest cost	15	34
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	10	20
Amortization of actuarial (gains)/losses	—	—

Net periodic pension cost	$35	$74

	Director's Retirement Plan
(Dollar amounts in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Components of net periodic pension cost
Service cost	$4	$8
Interest cost	7	14
Expected return on plan assets	—	—
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost	15	30
Amortization of actuarial (gains)/losses	—	—

Net periodic pension cost	$26	$52

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

ESB’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2004 have remained unchanged from the disclosures presented in the ESB’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to ESB’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, as well as the Form 10-Q for the prior quarter ended March 31, 2004, which are available at the SEC’s website www.sec.gov or at ESB’s website, www.esb.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties’, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting ESB’s operational and financial performance. ESB does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 16 branches.

During the six months ended June 30, 2004, the Company experienced an increase in earnings over the same period last year, which is a reflection of the Company’s ability to reduce its overall cost of funds due in part to the historically low level of interest rates. The net interest margin was further enhanced by the restructuring and call of a significant portion of the Company’s trust preferred securities in the first quarter of 2004. These factors coupled with the increase in noninterest income have resulted in favorable earnings for the first six months of 2004.

The increase in interest rates in 2004 has had a positive effect on net loans receivable due to significantly lower prepayments which decreased $27.9 million to $76.6 million for the six months ended June 30, 2004 as compared to $104.5 million for the same period in the prior year. Total investment securities decreased primarily due to declines in the market value of the securities and the sale of approximately $8.5 million of fixed rate corporate bonds as part of the restructuring of a portion of the Company’s balance sheet in an effort to further enhance the net interest margin.

The enhancement to the net interest margin was primarily the result of strategies employed by the Company to lower the cost of funds, while stabilizing the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. During the period of low interest rates, the Company was able to reprice a substantial portion of its wholesale borrowings which declined by 108 basis points to 3.52% compared to 4.60% for the six months ended June 30, 2004 and June 30, 2003, respectively. The Company, as part of its interest rate risk strategy, continues to pursue the policy of locking in long-term advances during periods of low interest rates. Management expects that as rates rise at a measured pace, the Company’s wholesale borrowings will rise accordingly and possibly cause some compression to the net interest margin.

The wholesale strategy operates with a lower cost of operations, although with lower interest rate spreads and therefore at a lower margin than the retail operations of the Company. The Company has utilized this strategy since its initial public offering in 1990. The Company manages this strategy through its interest rate risk on a macro level. This strategy historically produces wider margins during periods of lower short-term interest rates, reflected in a steep yield curve and can be susceptible to net interest margin strain in both rapidly rising rates and rapidly declining long-term rates, which can cause compression to the net interest margin.

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) purchasing interest rate caps hedged against short term borrowings; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities;(4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.4 million and $4.8 million for the three and six months ended June 30, 2004, respectively, as compared to net income of $1.7 million and $4.0 million, respectively, for the same periods in the prior year. The $691,000, or 41.4% increase in net income for the quarter ended June 30, 2004, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $1.1 million and a decrease in non-interest expense of $136,000, partially offset by a decrease in non-interest income of $376,000 and an increase in provision for income taxes of $218,000.

The $765,000, or 19.0%, increase in net income for the six months ended June 30, 2004, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses and noninterest income of $1.7 million and $128,000, respectively, partially offset by an increase in non-interest expense and provision for income taxes of $895,000 and $182,000, respectively.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates. Net interest income increased $1.2 million or 24.4% to $6.2 million for the three months ended June 30, 2004, compared to $5.0 million for the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $2.1 million, partially offset by a decrease in interest income of $924,000.

Net interest income increased $2.0 million, or 18.5%, for the six months ended June 30, 2004 compared to the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $4.5 million, partially offset by a decrease in interest income of $2.5 million.

The Company was able to enhance its margin by refinancing borrowings as they matured at lower interest rates. This strategy combined with the redemption of $20.3 million of the Company’s fixed rate trust preferred securities early in the first quarter of 2004 resulted in a decline in the cost of funds of 76 basis points to 2.76% for the quarter ended June 30, 2004 compared to 3.52% for the same period in the prior year and a decline of 82 basis points to 2.78% for the six months ended June 30, 2004 compared to 3.60% for the same period in the prior year. This decline in the cost of funds offset the decrease in the yield on interest earning assets of 38 basis points to 4.80% for the quarter ended June 30, 2004 compared to 5.18% for the same period in the prior year and a decrease of 51 basis points to 4.86% for the six months ended June 30, 2004 compared to 5.37% for the same period in the prior year.

Interest income. Interest income decreased $924,000, or 5.9%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable and securities available for sale of $388,000 and $472,000, respectively.

Interest earned on loans receivable decreased $388,000, or 7.1%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decline in the yield on the loans to 6.03% for the three months ended June 30, 2004 from 6.56% for the same period in the prior year. The decline in the yield was partially offset by an increase in the average balance of loans outstanding of $3.7 million, or 1.1%, to $338.9 million for the three months ended June 30, 2004 compared to $335.2 million for the same period in the prior year.

Interest earned on securities decreased $472,000, or 4.7%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily the result of a decline in the tax equivalent yield on securities to 4.51% for the three months ended June 30, 2004 from 4.81% for the same period in the prior year. This decline was partially offset by an increase of 2.7% in the average balance of the securities portfolio of $23.4 million, or 2.6%, to $906.8 million at June 30, 2004 from $883.3 million for the same period in the prior year.

Interest income decreased $2.5 million, or 7.6%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, securities available for sale and FHLB stock of $1.1 million, $1.1 million and $223,000, respectively.

Interest earned on loans receivable decreased $1.1 million, or 9.8%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable to 6.08% for the six months ended June 30, 2004, compared to 6.70% for the same period in the prior year. In addition to this decrease in the yield was a decrease in average balance of loans outstanding of $2.6 million, or 0.8%, to $334.6 million for the six months ended June 30, 2004 compared to $337.2 million for the same period in the prior year.

Interest earned on securities decreased $1.1 million, or 5.4%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 4.60% for the six months ended June 30, 2004 compared to 5.02% for the same period in the prior year. This decline in yield was partially offset by an increase in the average balance of securities of $34.3 million, or 3.9%, to $908.9 million for the six months ended June 30, 2004, compared to $874.6 million for the same period in the prior year.

Interest expense. Interest expense decreased $2.1 million, or 19.9%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and guaranteed preferred beneficial interest in subordinated debt of $779,000, $962,000 and $401,000, respectively.

Interest incurred on deposits decreased $779,000, or 22.7%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 1.90% from 2.38% for the quarters ended June 30, 2004 and 2003, respectively. Additionally the average balance of interest-bearing deposits decreased by $15.8 million, or 2.7%, to $562.0 million for the three months ended June 30, 2004, compared to $578.0 million for the same period in the prior year. The Company was able to decrease its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently lowering rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $962,000, or 14.3%, for the three months ended June 30, 2004, compared the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.46% from 4.55% for the quarters ended June 30, 2004 and 2003, respectively. Partially offsetting the decrease in the cost of funds was an increase in the average balance of borrowed funds of $43.5 million, or 6.8%, to $679.0 million for the three months ended June 30, 2004, compared to $635.5 million for the same period in the prior year. This decrease is reflected in the quarterly rate volume report presented below which depicts that the decrease to the costs associated with the interest-bearing liabilities, specifically the wholesale borrowings which are part of the Company’s wholesale strategy, was the primary source of the overall increase to net interest income.

Interest expense decreased $4.5 million, or 20.5%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and guaranteed preferred beneficial interest in subordinated debt of $1.8 million, $2.7 million and $704,000 respectively.

Interest incurred on deposits decreased $1.8 million, or 24.7%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 1.91% for the six months ended June 30, 2004 compared to 2.50% for the same period in the prior year. In addition to the decrease in the cost of interest-bearing deposits was a decline in the average balance of interest-bearing deposits of $10.0 million, or 1.7%, to $565.1 million for the six months ended June 30, 2004, compared to $575.1 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $2.7 million, or 18.4%, for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.52% for the six months ended June 30, 2004, compared to 4.60% for the same period in the prior year. Partially offsetting the decrease in the cost of these funds, was an increase in the average balance of borrowed funds of $39.1 million, or 6.2%, to $672.7 million for the six months ended June 30, 2004, compared to $633.7 million for the six months ended June 30, 2003. The Company, as part of its wholesale strategy, was able to minimize its cost of funds through its long-standing policy of laddering the maturities of borrowings up to and over a three to four year period. This strategy allows the Company the flexibility to alter its borrowing structure quarterly. During the period between June 30, 2003 and June 30, 2004, the Bank had maturing long-term borrowings, defined as borrowings with original terms greater than one year, of $165.0 million at an average rate of 4.95% replaced with borrowings of $165.0 million at an average rate of 2.55% and was able to lower the cost of those borrowings by 240 basis points.

In addition to the wholesale strategy at the Bank, the Company aided in minimizing the cost of borrowings by restructuring the debt associated with the preferred securities of PennFirst Capital Trust I (Trust I). In the second quarter of 2003 the Company redeemed $5.0 million of the Preferred Securities of Trust I at a fixed rate of 8.625% and issued $10.0 million of variable rate preferred securities that reset quarterly to the London Interbank Offer Rate Index (LIBOR). Subsequently, in the fourth quarter of 2003 the Company issued an additional $5.0 million of variable rate preferred securities that also reset to LIBOR. In January of 2004 the Company entered into a loan agreement with First Tennessee Bank, National Association to borrow $15.0 million at a fixed interest rate of 5.55% and a stated maturity of five years. The proceeds were used to redeem the remaining $20.3 million of the preferred securities of Trust I, which were at an interest rate of 8.625%. Management’s decision to redeem these securities, over the past year, resulted in a total cost savings at the time of the restructuring of 374 basis points or a potential $660,000 annually.

Average Balance Sheet and Yield/Rate Analysis. The following tables set forth, for periods indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of these tables, average balances are calculated using monthly averages and the average loan balances include non-

accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	Three months ended June 30,
	2004				2003
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$756,251	$8,111	4.29%		$747,888	$8,688	4.65%
Taxable corporate bonds available for sale	51,238	252	1.95%		51,224	271	2.09%
Tax-exempt securities available for sale	99,264	1,228	7.50	% (1)	84,235	1,104	7.94	% (1)

	906,753	9,591	4.51	% (1)	883,347	10,063	4.81	% (1)

Mortgage loans	263,255	4,090	6.12%		260,302	4,334	6.66%
Other loans	75,626	1,017	5.70%		74,912	1,161	6.22%

	338,881	5,107	6.03%		335,214	5,495	6.56%

Cash equivalents	10,133	13	0.52%		11,358	17	0.60%
FHLB stock	32,055	108	1.36%		30,332	168	2.22%

	42,188	121	1.15%		41,690	185	1.78%

Total interest-earning assets	1,287,822	14,819	4.80	% (1)	1,260,251	15,743	5.18	% (1)
Other noninterest-earning assets	79,994	—	—		91,656	—	—

Total assets	$1,367,816	$14,819	4.52	% (1)	$1,351,907	$15,743	4.83	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$222,106	$250	0.45%		$213,568	$450	0.85%
Time deposits	340,092	2,406	2.85%		364,431	2,985	3.29%

	562,198	2,656	1.90%		577,999	3,435	2.38%

FHLB advances	610,043	5,402	3.50%		568,228	6,405	4.46%
Repurchase Agreements	38,667	146	1.49%		36,717	287	3.09%
Other borrowings	15,113	211	5.52%		2,202	29	5.21%
Preferred securities	15,164	183	4.85%		28,321	584	8.25%

	678,987	5,942	3.46%		635,468	7,305	4.55%

Total interest-bearing liabilities	1,241,185	8,598	2.76%		1,213,467	10,740	3.52%
Noninterest-bearing demand deposits	23,811	—	—		25,179	—	—
Other noninterest-bearing liabilities	10,635	—	—		11,503	—	—

Total liabilities	1,275,631	8,598	2.68%		1,250,149	10,740	3.42%
Stockholder’s equity	92,185	—	—		101,758	—	—

Total liabilities and equity	$1,367,816	$8,598	2.50%		$1,351,907	$10,740	3.16%

Net interest income		$6,221				$5,003

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.04	% (1)			1.66	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.14	% (1)			1.79	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Six months ended June 30,
	2004				2003
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$760,321	$16,721	4.40%		$737,094	$17,941	4.87%
Taxable corporate bonds available for sale	51,237	504	1.95%		51,222	555	2.16%
Tax-exempt securities available for sale	97,379	2,420	7.53	%(1)	86,329	2,275	7.99	%(1)

	908,937	19,645	4.60	%(1)	874,645	20,771	5.02	%(1)

Mortgage loans	260,634	8,096	6.14%		262,518	8,898	6.78%
Other loans	73,984	2,064	5.85%		74,724	2,371	6.40%

	334,618	10,160	6.08%		337,242	11,269	6.70%

Cash equivalents	10,426	29	0.56%		11,881	43	0.73%
FHLB stock	31,593	185	1.17%		30,196	408	2.72%

	42,019	214	1.02%		42,077	451	2.16%

Total interest-earning assets	1,285,574	30,019	4.86	%(1)	1,253,964	32,491	5.37	%(1)
Other noninterest-earning assets	82,525	—	—		90,638	—	—

Total assets	$1,368,099	$30,019	4.57	%(1)	$1,344,602	$32,491	5.01	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$221,388	$521	0.47%		$212,176	$958	0.91%
Time deposits	343,762	4,848	2.84%		362,966	6,168	3.43%

	565,150	5,369	1.91%		575,142	7,126	2.50%

FHLB advances	601,849	10,723	3.52%		568,283	12,825	4.49%
Repurchase agreements	40,167	387	1.91%		36,867	633	3.41%
Other borrowings	13,882	412	5.87%		2,247	59	5.22%
Preferred securities	16,826	437	5.22%		26,265	1,141	8.69%

	672,724	11,959	3.52%		633,662	14,658	4.60%

Total interest-bearing liabilities	1,237,874	17,328	2.78%		1,208,804	21,784	3.60%
Noninterest-bearing demand deposits	23,318	—	—		24,146	—	—
Other noninterest-bearing liabilities	10,693	—	—		11,231	—	—

Total liabilities	1,271,885	17,328	2.71%		1,244,181	21,784	3.50%
Stockholder’s equity	96,214	—	—		100,421	—	—

Total liabilities and equity	$1,368,099	$17,328	2.52%		$1,344,602	$21,784	3.24%

Net interest income		$12,691				$10,707

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.08	%(1)			1.77	%(1)

Net interest margin (net interest income income as a percentage of average interest-earning assets)			2.18	%(1)			1.90	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2004 and 2003 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended June 30, 2004 and 2003 is presented as follows:

	Three months ended, June 30, 2004 versus 2003 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$261	$(733)	$(472)
Loans	60	(448)	(388)
Cash equivalents	(2)	(2)	(4)
FHLB stock	9	(69)	(60)

Total interest-earning assets	328	(1,252)	(924)

Interest expense:
Deposits	(92)	(687)	(779)
FHLB advances	446	(1,449)	(1,003)
Repurchase agreements	15	(156)	(141)
Other borrowings	180	2	182
Preferred securities	(212)	(189)	(401)

Total interest-bearing liabilities	337	(2,479)	(2,142)

Net interest income	$(9)	$1,227	$1,218

The table analyzing changes in interest income between the six months ended June 30, 2004 and 2003 is presented as follows:

	Six months ended, June 30 2004 versus 2003 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$792	$(1,918)	$(1,126)
Loans	(87)	(1,022)	(1,109)
Cash equivalents	(5)	(9)	(14)
FHLB stock	18	(241)	(223)

Total interest-earning assets	718	(3,190)	(2,472)

Interest expense:
Deposits	(122)	(1,635)	(1,757)
FHLB advances	723	(2,825)	(2,102)
Repurchase agreements	52	(298)	(246)
Other borrowings	344	9	353
Preferred securities	(332)	(372)	(704)

Total interest-bearing liabilities	665	(5,121)	(4,456)

Net interest income	$53	$1,931	$1,984

Provision for (recovery of) loan losses. The provision for loan losses increased $69,000 for the quarter ended June 30, 2004 compared to the same period last year. The provision for loan losses increased $270,000 to $240,000 for the six months ended June 30, 2004, compared to a recovery of loan losses of $30,000 for the same period in the prior year. These provisions were part of the normal operations of the Company for the first and second quarters of 2004. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2004 amounted to $4.0 million, or 1.13% of the Company’s total loan portfolio, as compared to $4.1 million, or 1.17%, at December 31, 2003. The Company’s allowance for losses on loans as a percentage of non-performing loans was 235.4% and 228.2% at June 30, 2004 and December 31, 2003, respectively.

Non-interest income. Non-interest income decreased $376,000, or 18.7%, for the three months ended June 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in the net gain on sale of loans, net realized gain on sale of securities available for sale and income from real estate joint ventures of $135,000, $331,000 and $286,000, respectively. These decreases were partially offset by an increase in fees and service charges of $347,000.

Non-interest income increased $128,000, or 3.6%, for the six months ended June 30, 2004, compared to the same period in the prior year. This increase can be attributed to increases in fees and service charges and net realized gain on sale of securities available for sale of $538,000 and $177,000, respectively. These increases were partially offset by decreases in net gain on sale of loans, income from joint ventures and other income of $239,000, $261,000 and $63,000, respectively, between periods.

Fees and service charges increased $347,000, or 83.0%, for the three months ended June 30, 2004 compared to the same period in the prior year. This increase can primarily be attributable to a reduction in the amortization taken on mortgage servicing assets for the quarter ended June 30, 2004 of $127,000 compared to June 30, 2003, increases in net loan fees earned on mortgage loans and fees on NOW accounts of $217,000 and $100,000, respectively. For the six months ended June 30, 2004, fees and service charges increased $538,000, or 81.4%, to $1.2 million compared to $661,000 for the same period in the prior year. This increase can primarily be attributable to a reduction in the amortization taken on the mortgage servicing asset for the period ended June 30, 2004 of $331,000, compared to the same period in the prior year and increases to net loan fees earned on mortgages and fees on NOW accounts of $217,000 and $180,000, respectively. The decrease in the amortization on the mortgage servicing asset for the quarter and six months ended June 30, 2004 resulted from the recent increase to mid-term interest rates. The increase to net loan fees earned on mortgage loans for the periods is the result of prepayment penalties on two commercial real estate loans that prepaid during the second quarter. The increase to fees generated from NOW accounts for the periods is a result of the Company introducing a new overdraft service in the fourth quarter of 2003.

Net gain on sale of loans decreased $135,000, or 87.1%, for the three months ended June 30, 2004 compared to the same period in the prior year. Net gain on sale of loans decreased $239,000, or 87.9%, for the six months ended June 30, 2004 as compared to the same period in the prior year. The decreases to the gain on sale of loans is a result of the recent increase in interest rates which has slowed down originations of mortgage loans available for sale to $2.3 million for the six months ended June 30, 2004, compared to $22.1 million for the same period in the prior year.

Net realized gain on sales of securities available for sale decreased $331,000 for the three months ended June 30, 2004 compared to the same period in the prior year and increased $177,000 for the six months ended June 30, 2004 as compared to the same period in the prior year. During 2003, the gains were the result of the transactions completed in the historically low interest rate environment. The securities sold during 2003 were bonds that had a significant possibility of being called or experiencing increased principal repayments as a result of the low interest rate environment. These bonds were a part of the securitization of a portion of the Company’s loan portfolio that occurred in 2002. During 2003, in a historically low interest rate environment, management decided that it was in the best interest of the Company to sell such securities to take advantage of gains before they dissipated. During 2004, the proceeds from the sales of these securities were used as a part of the Company’s strategy to restructure a portion of its fixed rate debt to improve the net interest margin.

Income from real estate joint ventures decreased $286,000 to $485,000 for the three months ended June 30, 2004, compared to $771,000 for the same period in the prior year. Income from real estate joint ventures decreased $261,000 to $830,000 for the six months ended June 30, 2004 compared to $1.1 million for the same period in the prior year. The Company has a 51% ownership in three real estate joint ventures. In two of the joint ventures the Company participates in developing the land as well as constructing and selling duplexes and quad homes. A complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2003. This decrease over the same period last year is a result of units with higher profit margins being sold in the six months ended June 30, 2003 versus June 30, 2004. The higher profit margins that we recognized in 2003 were primarily due to sales of a limited number of duplexes at one of the Company’s real estate joint ventures.

Non-interest expense. Non-interest expense decreased $136,000, or 2.7%, for the three months ended June 30, 2004, as compared to the same period in the prior year. This decrease was primarily the result of a decrease to minority interest and loss on early extinguishment of debt of $155,000 and $215,000, respectively, partially offset by increases in compensation and employee benefits, data processing and other expenses of $85,000, $53,000 and $99,000, respectively. Non-interest expense increased $895,000, or 9.5%, to $10.4 million for the six months ended June 30, 2004, from $9.5 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, data processing and loss on early extinguishment of debt of $237,000, $120,000 and $629,000, respectively, partially offset by a decrease in minority interest of $142,000. The minority interest represents the partner’s share of income in the Company’s three joint ventures in which the Company has a 51% ownership. This decrease corresponds to the decrease in income from joint ventures between the periods.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense increased by $85,000, or 3.0%, and $237,000, or 4.3%, for the three and six months ended June 30, 2004. The increase was primarily related to rising health care costs, compensation expense related to the Company’s Management Recognition Program (MRP) and normal salary increases between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and staffing changes. The average number of full-time equivalent employees declined to 212 at June 30, 2004 compared to 221 at June 30, 2003.

Data processing expenses increased by $53,000, or 15.7%, for the quarter ended June 30, 2004 as compared to the same period in the prior year. Data processing expenses also increased by $120,000, or 18.1%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. These increases are primarily related to new web-based services being offered to customers of the Bank, such as internet banking, bill pay and mortgage originations, as well as enhancements to applications utilized to manage the daily operations of the Company. The implementation of these enhancements will provide the customer 24 hour access to their accounts and provide a competitive edge to the Company. Additionally, after the completion of a technology review, the Company accelerated the depreciation on some of its data processing equipment and software applications to position itself for future technology enhancements that will be available through our data processing provider.

Loss on early extinguishment of debt decreased $215,000 for the quarter ended June 30, 2004. The quarter ended June 30, 2003 included an expense to write off the deferred debt issuance costs associated with $5.0 million trust preferred debt of PennFirst Capital Trust I. Loss on early extinguishment of debt increased $629,000 for the six month ended June 30, 2004. This expense was incurred to write off the deferred debt issuance costs associated with the remaining $20.3 million trust preferred debt of PennFirst Capital Trust I in January 2004.

Miscellaneous other expenses, which consist primarily of professional fees, advertising, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned increased by $99,000, or 13.7%, for the quarter ended June 30, 2004 and by $77,000, or 4.8% for the six months ended June 30, 2004 as compared to the same periods in the prior year. Included in this category are increases to audit and accounting fees related to the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

Provision for income taxes. The provision for income taxes increased $218,000, or 89.7%, for the three months ended June 30, 2004 and $182,000, or 22.8%, to $982,000 for the six months ended June 30, 2004 compared to $243,000 and $800,000, respectively, for the prior year periods. These increases in the provision for income taxes are primarily attributable to fluctuations in pre-taxable income for the quarter and year to date as compared to the same periods in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets remained relatively unchanged at $1.4 billion at June 30, 2004. Securities available for sale and intangible assets decreased $23.8 million and $110,000, respectively, partially offset by increases to cash and cash equivalents, loans receivable, FHLB stock, prepaid expenses and other assets and bank owned life insurance (BOLI) of $3.6 million, $8.7 million, $1.5 million, $5.4 million and $465,000, respectively. Total liabilities increased $3.9 million, or 0.3%, and stockholders’ equity decreased $7.9 million, or 8.1%. The increase in total liabilities was primarily the result of increases in borrowed funds of $21.6 million, partially offset by a decrease in deposits and accrued expenses and other liabilities of $17.4 million and $514,000, respectively. The decrease to stockholders’ equity was the result of a decrease to accumulated other comprehensive income of $9.5 million and increases to treasury stock, unvested shares held by management recognition plan of $892,000 and $181,000, respectively, partially offset by an increase to additional paid in capital and retained earnings of $403,000 and $1.8 million and a decrease to unearned employee stock ownership plan of $498,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $3.6 million, or 23.2%, to $18.9 million at June 30, 2004 from $15.3 million at December 31, 2003. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $23.8 million, or 2.6%, to $905.1 million at June 30, 2004 from $928.9 million at December 31, 2003. During the six months ended June 30, 2004, the Company recorded purchases of available for sale securities of $116.7 million, consisting of purchases of adjustable rate mortgage-backed securities of $53.4 million, fixed rate mortgage-backed securities of $42.3 million, collateralized mortgage obligations of $11.1 million and municipal bonds of $9.7 million. Offsetting the purchases of securities during the six months ended June 30, 2004 were sales of available for sale securities of $9.6 million, consisting of sales of corporate bonds of $9.5 million and equity securities of $125,000 and repayments and maturities of securities of $115.9 million. In addition, the securities portfolio decreased approximately $14.2 million due to decreases in the market value of the securities and decreased by $800,000 due to amortization of premiums. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during the first quarter of 2004 was primarily focused on the purchasing of adjustable rate securities as the ten year treasury bond declined 57 basis points from 4.27% at December 31, 2003 to its low point of 3.70% in March of 2004. During the second quarter as the ten year treasury bond retracted from its low and increased 119 basis points to reach a high of 4.89% during the quarter, the Company as part of its wholesale strategy began to purchase some fixed rate mortgage backed securities with terms from 15 to 20 years. Throughout this rate cycle the Company continued to purchase municipal bonds which add structure to the portfolio in the event that rates decline to previous low levels.

The securities portfolio is primarily funded by the Company’s borrowings. In the second quarter of 2004, this wholesale leverage strategy accounted for $1.8 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $6.9 million. For the six months ended June 30, 2004, the wholesale leverage strategy accounted for $3.7 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $13.9 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $8.7 million, or 2.7%, to $331.2 million at June 30, 2004 from $322.5 million at December 31, 2003. Included in this increase were increases in mortgage loans of $8.5 million, or 3.1%, and other loans of $3.0 million, or 4.3%, partially offset by increases in allowance for loan losses, deferred loan fees and loans in process of a combined $2.7 million, or 11.1%, during the six months ended June 30, 2004. The increase to loans receivable during the period is reflected in originations for the six-month period ended June 30, 2004 of $85.5 million offset by repayments of $76.6 million. A portion of the growth is in the construction lending portfolio as a result of a strategic, service-oriented marketing approach taken by management to increase this business line, continued customer referrals and competitive rates. During the six month period ended June 30, 2003 the Company had loan originations of $93.2 million offset by repayments of $104.5 million. The reduction to the loan repayments between the periods is a reflection of the recent retraction of interest rates from the 50-year lows experienced in 2003.

Loans held for sale. Loans held for sale totaled approximately $101,000 at June 30, 2004 compared to $0 at December 31, 2003. The Company originated approximately $2.3 million of loans held for sale for the six months ended June 30, 2004. The Company sold approximately $2.2 million of loans held for sale with a resulting gain of $33,000, for the six months ended June 30, 2004.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $2.9 million, or 0.22%, of total assets at both June 30, 2004 and December 31, 2003, respectively.

FHLB Stock. FHLB stock increased $1.5 million, or 5.0%, to $32.2 million at June 30, 2004 compared to $30.7 million at December 31, 2003. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment slightly decreased by $86,000, or 0.8%, to $11.3 million during the six months ended June 30, 2004. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $110,000, or 15.6%, to $595,000 at June 30, 2004 from $705,000 at December 31, 2003. The decrease primarily resulted from the normal amortization on the mortgage servicing asset, resulting from the loan sale in 2002, of $74,000, partially offset by a recovery of the impairment valuation recognized on the mortgage servicing asset of $51,000. In addition to the activity on the mortgage servicing asset there was amortization of $86,000 in core deposit intangible, resulting from the acquisition of Workingmen’s Savings Bank in 2001.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds totaling $585.6 million, or 46.0%, of the Company’s total funding sources at June 30, 2004. Total deposits decreased $17.4 million, or 2.9%, to $585.6 million at June 30, 2004 from $603.0 million at December 31, 2003. The decrease in deposits is primarily related to the Company’s Jumbo CD product. During 2004, one of the Company’s more significant Jumbo CD customers reduced their outstanding balance with the Company due to their own regulatory requirements from $39.8 million at December 31, 2003 to $21.2 million at June 30, 2004. Non-interest bearing deposits increased $2.5 million while interest-bearing demand deposits and time deposits decreased $5.9 million and $14.1 million, respectively, during the six months ended June 30, 2004.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds increased $41.6 million, or 6.7%, to $658.9 million at June 30, 2004 from $617.3 million at December 31, 2003. FHLB advances increased $26.6 million, or 4.7%, while repurchase agreements remained the same during the six months ended June 30, 2004. Borrowed funds and deposits are two of the primary sources of funds for the Company. The increase in FHLB advances is a result of the decrease in the Company’s deposits. Other borrowings increased $15.0 million at June 30, 2004 and resulted from the Company entering into a loan agreement with First Tennessee Bank National Association to borrow $15.0 million at an interest rate of 5.55% with a stated maturity of 5 years. The proceeds were used to redeem the remaining $20.3 million of the outstanding preferred securities of PennFirst Capital Trust I.

Stockholders’ equity. The decrease to stockholders’ equity was the result of decreases to accumulated other comprehensive income (loss) of $9.5 million, as well as increases to treasury stock and unvested shares held by management recognition plan of $892,000 and $181,000, respectively. These decreases were partially offset by increases to additional paid in capital and retained earnings of $403,000 and $1.8 million, respectively, partially offset by a decrease to unearned employee stock ownership plan of $498,000. Due to interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for each interim and year end period depending on economic and interest rate conditions.

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

As of June 30, 2004, the implementation of these asset and liability initiatives resulted in the following: (i) $167.0 million, or 46.6%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $71.0 million, or 40.2%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; and (iii) $344.4 million, or 49.8%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 2004, the Company’s interest-earning assets maturing or repricing within one year totaled $453.8 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $585.1 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $131.3 million, or a negative 9.6%, of total assets. At June 30, 2004, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 77.6%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2004 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2004 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2004 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.08%)	(0.36%)	(6.70%)	N/A
Return on average equity - increase (decrease)	(0.09%)	(0.59%)	(11.01%)	N/A
Diluted earnings per share - increase (decrease)	(0.12%)	(0.60%)	(12.71%)	N/A
Portfolio equity - increase (decrease)	(22.21%)	(48.64%)	4.71%	N/A

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.10%	1.08%	(3.56%)	N/A
Return on average equity - increase (decrease)	1.90%	1.94%	(5.96%)	N/A
Diluted earnings per share - increase (decrease)	1.98%	2.08%	(6.13%)	N/A
Portfolio equity - increase (decrease)	(10.91%)	(30.83%)	(4.27%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the six months ended June 30, 2003, the Company used its sources of funds primarily to purchase securities and, to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $21.9 million, unused lines of credit totaling $29.9 million and $22.9 million of undisbursed loans in process.

At June 30, 2004, certificates of deposit amounted to $346.5 million, or 59.2%, of the Company’s total consolidated deposits, including $213.7 million which were scheduled to mature by June 30, 2005. At the same date, the total amount of borrowed funds which were scheduled to mature by June 30, 2005 was $230.3 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by June 30, 2005 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2004, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.5% and 16.6%, respectively.

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2004	4,272	$14.15	4,272	181,249
May 1-31, 2004	31,984	13.43	31,984	149,265
June 1-30, 2004	64,462	13.07	64,462	84,803

Totals	100,718	$13.23	100,718	84,803

(1)	On October 15, 2002, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 439,911 shares. The program does not have an expiration date and all shares are purchased in the open market

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 21, 2004, the Company held its Annual Meeting of Stockholders. Nominees for two director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Not Voted	Term/Expiration
Lloyd L. Kildoo	9,097,558	113,634	1,612,256	Three year term/2007
Mario J. Manna	9,086,551	124,641	1,612,256	Three year term/2007

Proposal to ratify the appointment of Ernst & Young, LLP as the Company’s independent auditors for the year ended December 31, 2004.

For	Against	Abstain
9,177,662	28,962	4,568

There were no broker non-votes at the annual meeting. No other proposals were considered at the annual meeting

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K – The Company filed a Form 8-K dated April 19, 2004, under item 12, to announce its results of operations for the quarter ended March 31, 2004.

The Company filed a Form 8-K dated June 16, 2004, under item 5, to report a quarterly cash dividend of $0.10 per share on the common stock, payable July 23, 2004 to the stockholders of record at the close of business on June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date:	August 9, 2004	By:	/s/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag
President and Chief Executive Officer

Date:	August 9, 2004	By:	/s/ CHARLES P. EVANOSKI
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer