Form 10-Q
period 2004-09-30
ESB FINANCIAL CORP
filed 2004-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of October 31, 2004:

Common Stock, $0.01 par value	10,707,269 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2004 (Unaudited) and December 31, 2003

(Dollar amounts in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Cash on hand and in banks	$6,428	$6,351
Interest-earning deposits	8,365	7,472
Federal funds sold	1,360	1,507

Cash and cash equivalents	16,153	15,330
Securities available for sale; cost of $919,017 and $914,459	930,161	928,936
Loans receivable, net of allowance for loan losses of $4,068 and $4,062	341,672	322,454
Accrued interest receivable	7,223	7,630
Federal Home Loan Bank (FHLB) stock	31,486	30,678
Premises and equipment, net	9,751	9,476
Real estate acquired through foreclosure, net	1,443	1,164
Real estate held for investment	10,725	11,429
Goodwill	7,127	7,127
Intangible assets	523	705
Prepaid expenses and other assets	7,097	6,206
Bank owned life insurance	25,347	24,645

Total assets	$1,388,708	$1,365,780

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$575,441	$603,046
FHLB advances	616,525	570,240
Repurchase agreements	57,000	47,000
Other borrowings	15,069	62
Junior subordinated notes	15,193	35,187
Advance payments by borrowers for taxes and insurance	893	1,837
Accrued expenses and other liabilities	10,820	11,537

Total liabilities	1,290,941	1,268,909

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized;	109	109
10,930,298 and 10,930,393 shares issued;
10,710,020 and 10,785,399 shares outstanding
Additional paid-in capital	60,841	60,202
Treasury stock, at cost; 220,278 and 144,994 shares	(3,019)	(2,083)
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,761)	(6,504)
Unvested shares held by Management Recognition Plan (MRP)	(355)	(196)
Retained earnings	39,100	35,879
Accumulated other comprehensive income, net	6,852	9,464

Total stockholders’ equity	97,767	96,871

Total liabilities and stockholders’ equity	$1,388,708	$1,365,780

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$5,060	$5,223	$15,220	$16,492
Taxable securities available for sale	8,671	8,178	25,896	26,673
Tax-exempt securities available for sale	1,282	1,075	3,702	3,351
FHLB stock	108	153	293	562
Interest-earning deposits and federal funds sold	22	18	51	61

Total interest income	15,143	14,647	45,162	47,139

Interest expense:
Deposits	2,732	3,086	8,101	10,213
Borrowed funds	6,110	6,095	17,632	19,612
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	200	574	637	1,715

Total interest expense	9,042	9,755	26,370	31,540

Net interest income	6,101	4,892	18,792	15,599
Provision for (recovery of) loan losses	57	(237)	298	(267)

Net interest income after provision for (recovery of) loan losses	6,044	5,129	18,494	15,866

Noninterest income:
Fees and service charges	551	564	1,750	1,225
Net gain on sale of loans	7	153	40	425
Increase of cash surrender value of bank owned life insurance	237	230	702	719
Net realized gain on sale of securities available for sale	—	460	943	1,226
Income from real estate joint ventures	642	815	1,472	1,906
Other	125	155	350	443

Total noninterest income	1,562	2,377	5,257	5,944

Noninterest expense:
Compensation and employee benefits	2,855	2,812	8,589	8,309
Premises and equipment	497	433	1,380	1,321
Federal deposit insurance premiums	21	24	67	73
Data processing	393	358	1,176	1,022
Amortization of intangible assets	43	51	129	154
Minority interest	267	369	585	830
Loss on early extinguishment of debt	—	—	844	215
Other	725	816	2,394	2,409

Total noninterest expense	4,801	4,863	15,164	14,333

Income before income taxes	2,805	2,643	8,587	7,477
Provision for income taxes	205	478	1,187	1,278

Net income	$2,600	$2,165	$7,400	$6,199

Net income per share
Basic	$0.26	$0.21	$0.73	$0.61
Diluted	$0.25	$0.20	$0.70	$0.58
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	10,154,736	10,156,814	10,195,370	10,181,395
Weighted average shares and share equivalents outstanding	10,496,428	10,662,533	10,582,279	10,700,670

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2004 (Unaudited)

(Dollar amounts in thousands)

	Common Stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive income net of tax	Total stockholders’ equity
Balance at January 1, 2004	$109	$60,202	$(2,083)	$(6,504)	$(196)	$35,879	$9,464	$96,871
Comprehensive results:
Net income	—	—	—	—	—	7,400	—	7,400
Other comprehensive results, net	—	—	—	—	—	—	(1,998)	(1,998)
Reclassification adjustment	—	—	—	—	—	—	(614)	(614)

Total comprehensive results	—	—	—	—	—	7,400	(2,612)	4,788
Cash dividends at $0.30 per share	—	—	—	—	—	(3,045)	—	(3,045)
Purchase of treasury stock, at cost (183,491 shares)	—	—	(2,464)	—	—	—	—	(2,464)
Reissuance of treasury stock for stock option exercises	—	—	1,528	—	—	(1,134)	—	394
Principal payments on ESOP debt	—	181	—	743	—	—	—	924
Unvested shares in MRP	—	458	—	—	(263)	—	—	195
Accrued compensation expense MRP	—	—	—	—	104	—	—	104

Balance at September 30, 2004	$109	$60,841	$(3,019)	$(5,761)	$(355)	$39,100	$6,852	$97,767

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$7,400	$6,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	427	721
Provision for (recovery of) loan losses	298	(267)
Amortization of premiums and accretion of discounts	2,477	3,573
Origination of loans available for sale	(2,494)	(33,267)
Proceeds from sale of loans available for sale	2,494	34,497
Gain on sale of securities available for sale	(943)	(1,226)
Amortization of intangible assets	183	529
Compensation expense on ESOP and MRP	1,028	997
Decrease in accrued interest receivable	407	1,303
Decrease (increase) in prepaid expenses and other assets	43	(2,128)
(Decrease) increase in accrued expenses and other liabilities	(717)	964
Other	(1,281)	(1,865)

Net cash provided by operating activities	9,322	10,030

Investing activities:
Loan originations and purchases	(120,964)	(161,066)
Purchases of:
Securities available for sale	(184,516)	(412,881)
Interest Rate Cap Contracts	(215)	—
FHLB stock	(808)	(1,058)
Fixed assets	(689)	(874)
Principal repayments of:
Loans receivable	101,160	180,239
Securities available for sale	168,774	322,611
Proceeds from the sale of:
Securities available for sale	9,601	31,572
REO	120	126
Reductions to real estate held for investment	704	638

Net cash used in investing activities	(26,833)	(40,693)

Financing activities:
Net (decrease) increase in deposits	(27,605)	15,550
Proceeds from long-term borrowings	135,000	95,000
Repayments of long-term borrowings	(86,055)	(81,982)
Net decrease in short-term borrowings	22,347	3,679
Issuance of preferred debt	—	9,700
Redemption of guaranteed preferred beneficial interest in subordinated debt	(20,052)	(4,781)
Proceeds received from exercise of stock options	394	613
Dividends paid	(3,231)	(2,806)
Payments to acquire treasury stock	(2,464)	(2,759)
Proceeds from the sale of treasury stock	—	5,000
Stock purchased by ESOP	—	(5,000)

Net cash provided by financing activities	18,334	32,214

Net increase in cash equivalents	823	1,551
Cash equivalents at beginning of period	15,330	15,133

Cash equivalents at end of period	$16,153	$16,684

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2004 and 2003 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2004	2003
Supplemental information:
Interest paid	$25,147	$31,973
Income taxes paid	1,398	1,237
Supplemental schedule of non-cash investing and financing activities:
Dividends declared but not paid	1,071	1,079

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Three of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The three joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as contained in the 2003 Annual Report to Stockholders.

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

The accounting principles followed by the Company and the methods of applying these principles conform with U.S. generally accepted accounting principles and with general practice within the banking industry. In preparing the consolidated financial statements management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Statement of Financial Condition date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2004, the Company was doing business through 17 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the time of grant. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The fair value of these options was estimated at the date of grant using the Black-Scholes Option Valuation Model with the following weighted-average assumptions for 2003: risk-free interest rates of 6.80%, dividend yields of 2.80%; volatility factors of the expected market price of the Company’s stock of 19.2%; a weighted average life of the option of 9.5 years. There were no options issued during the nine months ended September 30, 2004. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands, except share data)	2004	2003	2004	2003
Net income, as reported	$2,600	$2,165	$7,400	$6,199
Compensation expense, under FAS 123, net of tax	0	0	0	(40)

Pro forma net income	$2,600	$2,165	$7,400	$6,159
Basic net income per share, as reported	$0.26	$0.21	$0.73	$0.61
Pro forma basic net income per share	$0.26	$0.21	$0.73	$0.60
Diluted net income per share, as reported	$0.25	$0.20	$0.70	$0.58
Pro forma diluted net income per share	$0.25	$0.20	$0.70	$0.58

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

As of September 30, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At September 30, 2004, derivatives with a fair value of $575,000 were included in other assets. The change in net unrealized losses during the quarter and nine months ended September 30, 2004 of $374,000 and $625,000, respectively, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three or nine months ended September 30, 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was a nominal amount reclassified out of other comprehensive income into interest expense during the third quarter of 2004. During 2004, the Company estimates that $2,335 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

During 2003, the Company adopted FIN No. 46. The result of this adoption was the deconsolidation of its subsidiary grantor trusts, as the Company concluded that the primary beneficiaries of the subsidiary grantor trusts were the investors, not the Company. During 2004, management evaluated its investments in low income housing partnerships in connection with the criteria established under the interpretations. The Company was not determined to be the primary beneficiary of these projects; therefore the interpretations did not have an impact on the Company’s accounting for these partnerships.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. SOP 03-3 prohibits the carrying over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. As such SOP 03-3 will affect the Company in the first quarter or 2005 with the acquisition of loans from PHSB Financial Corporation (PHSB).

FASB has issued its exposure draft, “Share-Based Payment”, which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Generally the approach in the exposure draft is similar to the approach described in Statement 123. The exposure draft utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting criteria. That fair value is recognized (generally amortized as compensation expense) for all awards that vest. For awards that do not vest because of employment or performance vesting conditions are not achieved, no compensation is recognized. The exposure draft does not prescribe the use of a specific option-pricing model, but does require that companies use an option-pricing model that takes various inputs into account. The FASB expects to issue a final standard late in 2004 that would be effective for the Company in the first interim period beginning after June 15, 2005.

2.	Merger Agreement

On August 12, 2004, the Company entered into an agreement to acquire PHSB Financial Corporation (PHSB), with the Company as the surviving company. Peoples Home Savings Bank, PHSB’s Banking Subsidiary, will be merged into the Company’s subsidiary, ESB Bank. The merger, which is subject to regulatory approvals, the approval of both Company’s shareholders and other customary conditions, is anticipated to be completed in the first quarter of 2005. The merger agreement provides, among other things, that upon consummation of the merger each outstanding share of common stock of PHSB shall by virtue of the merger, and without any further action by the holder thereof, be converted into the right to receive $27.00 in cash or common stock of ESB Financial Corporation at the election of the holder thereof, subject to an overall requirement that 50% of the total outstanding PHSB common stock be exchanged for ESB Financial Corporation’s common stock and 50% for cash. At June 30, 2004, PHSB had approximately $340 million in assets and 10 branch locations.

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On January 15, 2004, the Company redeemed the remaining $20.3 million (liquidation amount) outstanding of the 8.625% Trust Preferred Securities of PennFirst Capital Trust (Trust I) at a redemption price equal to the liquidation amount of $10.00 plus accrued and unpaid distributions thereon. The Company also redeemed $20.3 million principal amount of the related Subordinated Debt. In connection with this redemption the Company took a charge of approximately $844,000, representing unamortized issuance costs on the Company’s trust preferred securities.

On April 10, 2003, ESB Capital Trust II (the Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $210,000 and $255,000 at September 30, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (the Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $62,500 and $73,750 at September 30, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of September 30, 2004:
Trust preferred securities	$500	$—	$(29)	$471
U.S. Government securities	5,985	554	—	6,539
Municipal securities	101,966	6,138	(162)	107,942
Equity securities	973	224	—	1,197
Corporate bonds	99,318	2,552	(1,641)	100,229
Mortgage-backed securities	710,275	6,352	(2,844)	713,783

	$919,017	$15,820	$(4,676)	$930,161

As of December 31, 2003:
Trust preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate bonds	112,067	4,973	(3,357)	113,683
Mortgage-backed securities	701,040	9,912	(2,790)	708,162

	$914,459	$21,029	$(6,552)	$928,936

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Municipal securities	2	$1,813	$31	11	$8,239	$131	13	$10,052	$162

Corporate bonds

Trust Preferred Securities	1	2,494	6	10	47,580	1,664	11	50,074	1,670

Non Agency

Mortgage-backed securities	1	7,889	14	—	—	—	1	7,889	14

Mortgage-backed securities	46	208,940	1,062	23	133,531	1,768	69	342,471	2,830

	50	$221,136	$1,113	44	$189,350	$3,563	94	$410,486	$4,676

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2004	December 31, 2003
Loans Receivable

Mortgage loans:
Residential - single family	$152,125	$142,244
Residential - multi family	35,784	42,057
Commercial real estate	53,089	46,502
Construction	56,371	46,072

Subtotal mortgage loans	297,369	276,875
Other loans:
Consumer loans	59,081	59,222
Commercial business	14,143	10,802

Subtotal other loans	73,224	70,024

Total loans	370,593	346,899
Less:
Allowance for loan losses	4,068	4,062
Deferred loan fees and net discounts	221	150
Loans in process	24,632	20,233

	$341,672	$322,454

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2003	$4,237
Recovery of loan losses	(106)
Charge offs	(87)
Recoveries	18

Balance, December 31, 2003	4,062
Provision for loan losses	298
Charge offs	(328)
Recoveries	36

Balance, September 30, 2004	$4,068

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2004		December 31, 2003
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$22,916	4.0%	$21,252	3.5%
NOW account deposits	59,109	10.3%	62,780	10.4%
Money Market deposits	53,124	9.2%	57,681	9.6%
Passbook account deposits	95,958	16.7%	100,749	16.7%
Time deposits	344,334	59.8%	360,584	59.8%

	$575,441	100.0%	$603,046	100.0%

Time deposits mature as follows:

Within one year	$222,823	38.7%	$204,688	33.8%
After one year through two years	68,660	11.9%	88,358	14.7%
After two years through three years	35,219	6.1%	39,696	6.6%
After three years through four years	9,693	1.7%	22,667	3.8%
After four years through five years	6,281	1.1%	3,959	0.7%
Thereafter	1,658	0.3%	1,216	0.2%

	$344,334	59.8%	$360,584	59.8%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2004		December 31, 2003
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.15%	$218,593	2.92%	$186,455
Due beyond 12 months but within 2 years	4.05%	134,654	4.16%	103,885
Due beyond 2 years but within 3 years	3.53%	126,476	3.68%	116,607
Due beyond 3 years but within 4 years	3.76%	106,060	3.96%	77,487
Due beyond 4 years but within 5 years	5.80%	680	4.12%	55,560
Due beyond 5 years	5.40%	30,062	5.42%	30,246

		$616,525		$570,240

Repurchase agreements:
Due within 12 months	1.93%	$47,000	3.01%	$37,000
Due beyond 12 months but within 2 years	—	—	1.78%	10,000
Due beyond 3 years but within 4 years	3.81%	10,000	—	—

		$57,000		$47,000

Other borrowings:

Corporate borrowings
Due beyond 4 years but within 5 years	5.55%	$15,000	—	$—

Treasury tax and loan note payable	1.40%	$69	0.82%	$62

Included in the $616.5 million of FHLB advances at September 30, 2004 is approximately $65.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net income	$2,600	$2,165
Weighted-average common shares outstanding	10,155	10,157

Basic earnings per share	$0.26	$0.21

Weighted-average common shares outstanding	10,155	10,157
Common stock equivalents due to effect of stock options	341	506

Total weighted-average common shares and equivalents	10,496	10,663

Diluted earnings per share	$0.25	$0.20

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income	$7,400	$6,199

Weighted-average common shares outstanding	10,195	10,181

Basic earnings per share	$0.73	$0.61

Weighted-average common shares outstanding	10,195	10,181

Common stock equivalents due to effect of stock options	387	520

Total weighted-average common shares and equivalents	10,582	10,701

Diluted earnings per share	$0.70	$0.58

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 593,938 and 685,653 at September 30, 2004 and September 30, 2003, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 94,510 shares of common stock at $15.35 per share were outstanding as of September 30, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire in November 2013. All of the outstanding options at September 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options’ exercise prices.

9.	Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and derivatives that qualify as cashflow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net income:	$2,600	$2,165
Other comprehensive income (loss) - net of tax
Net fair value adjustment on securities available for sale	7,286	(3,780)
Net securities gains reclassified into earnings	—	(584)
Net fair value adjustment on derivatives	(374)	—

Other comprehensive income (loss)	6,912	(4,364)

Comprehensive income (loss)	$9,512	$(2,199)

(Dollar amounts in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Income:	$7,400	$6,199
Other comprehensive loss - net of tax
Net fair value adjustment on securities available for sale	(1,372)	(394)
Net securities gains reclassified into earnings	(614)	(1,110)
Net fair value adjustment on derivatives	(626)	—

Other comprehensive loss	(2,612)	(1,504)

Comprehensive income	$4,788	$4,695

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20, this targeted benefit percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2004, the participants in the plan had credited service under the SERP ranging from 13 to 26 years.

The Company and the Bank have adopted the ESB Financial Corporation Directors’ Retirement Plan and entered into director retirement agreements with each director of the Company and the Bank. The plan provides that any retiring director with a minimum of 5 or more years of service with the Company or the Bank and a minimum of 10 total years of service, including years of service with any bank acquired by the

Company or the Bank, that remains in continuous service as a board member until age 75 will be entitled to receive an annual retirement benefit equal to his or her director’s fees earned during the last full calendar year prior to his or her retirement date, multiplied by a ratio, ranging from 25% to 50%, based on the director’s total years of service. The maximum ratio of 50% of fees requires 20 or more years of service and the minimum ratio of 25% of fees requires 10 years of service. Retirement benefits may also be payable under the plan if a director retires from service as a director prior to attaining age 75. Two retired directors are currently receiving monthly benefits under the plan.

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of September 30, 2004:

	SERP
(Dollar amounts in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Components of net periodic pension cost
Service cost	$10	$9	$30	$28
Interest cost	17	15	51	51
Amortization of prior service cost	10	10	31	31

Net periodic pension cost	$37	$34	$112	$110

	Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Components of net periodic pension cost
Service cost	$4	$4	$12	$12
Interest cost	7	7	20	21
Amortization of prior service cost	15	15	44	44

Net periodic pension cost	$26	$26	$76	$77

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

ESB’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2004 have remained unchanged from the disclosures presented in the ESB’s Annual Report on Form 10-K for the year ended December 31, 2003 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to ESB’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003, as well as the Form 10-Q for the prior quarter ended June 30, 2004, which are available at the SEC’s website www.sec.gov or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting ESB’s operational and financial performance. ESB does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 17 branches.

During the nine months ended September 30, 2004, the Company experienced a 19.4% increase in earnings over the same period last year, which is a reflection of the Company’s ability to reduce its overall cost of funds due in part to the historically low level of interest rates. The net interest margin was further enhanced by the restructuring and call of a significant portion of the Company’s trust preferred securities in the first quarter of 2004.

The increase in interest rates in 2004 has had a positive effect on net loans receivable due to significantly lower prepayments which decreased $79.0 million to $101.2 million for the nine months ended September 30, 2004 as compared to $180.2 million for the same period in the prior year.

The enhancement to the net interest margin was primarily the result of strategies employed by the Company to lower the cost of funds, while stabilizing the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. During the period of low interest rates, the Company was able to reprice a substantial portion of its wholesale borrowings which declined by 90 basis points to 3.54% compared to 4.44% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The Company, as part of its interest rate risk strategy, continues to pursue the policy of locking in long-term advances during periods of low interest rates. Management expects that as rates rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause some compression to the net interest margin.

The wholesale strategy operates with a lower cost of operations, although with lower interest rate spreads and therefore at a lower margin than the retail operations of the Company. The Company has utilized this strategy since its initial public offering in 1990. The Company manages this strategy through its interest rate risk management on a macro level. This strategy historically produces wider margins during periods of lower short-term interest rates, reflected in a steep yield curve and can be susceptible to net interest margin strain in both rapidly rising rates and rapidly declining long-term rates, which can cause compression to the net interest margin.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.6 million and $7.4 million for the three and nine months ended September 30, 2004, respectively, as compared to net income of $2.2 million and $6.2 million, respectively, for the same periods in the prior year. The $435,000, or 20.1%, increase in net income for the quarter ended September 30, 2004, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $915,000, and decreases in non-interest expense and provision for income taxes of $62,000 and $273,000, respectively, which were partially offset by a decrease in non-interest income of $815,000.

The $1.2 million, or 19.4%, increase in net income for the nine months ended September 30, 2004, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $2.6 million and a decrease in provision for income taxes of $91,000, which were partially offset by a decrease in non-interest income of $687,000 and an increase in non-interest expense of $831,000.

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

Net interest income increased $1.2 million, or 24.7%, to $6.1 million for the three months ended September 30, 2004, compared to $4.9 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $496,000 and a decrease in interest expense of $713,000.

Net interest income increased $3.2 million, or 20.5%, for the nine months ended September 30, 2004 compared to the same period in the prior year. This increase in net interest income can be attributed to a decrease in interest expense of $5.2 million, partially offset by a decrease in interest income of $2.0 million.

The Company was able to enhance its margin during the three and nine month periods by refinancing borrowings as they matured at lower interest rates. This strategy combined with the redemption of $20.3 million of the Company’s fixed rate trust preferred securities early in the first quarter of 2004 resulted in a decline in the cost of funds of 29 basis points to 2.85% for the quarter ended September 30, 2004 compared to 3.14% for the same period in the prior year and a decline of 64 basis points to 2.81% for the nine months ended September 30, 2004 compared to 3.45%

for the same period in the prior year. In addition to the decline in cost of funds was an increase to the yield on interest earning assets of 7 basis points to 4.87% for the quarter ended September 30, 2004 compared to 4.80% for the same period in the prior year. For the nine months ended September 30, 2004 the decline in the cost of funds offset the decrease in the yield on interest earning assets of 31 basis points to 4.87% compared to 5.18% for the same period in the prior year.

Interest income. Interest income increased $496,000, or 3.4%, for the three months ended September 30, 2004, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on securities available for sale of $700,000, which was partially offset by decreases in interest earned on loans receivable and Federal Home Loan Bank stock of $163,000 and $45,000, respectively.

Interest earned on loans receivable decreased $163,000, or 3.1%, for the three months ended September 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decline in the yield on the loans to 5.94% for the three months ended September 30, 2004 from 6.35% for the same period in the prior year. The decline in the yield was partially offset by an increase in the average balance of loans outstanding of $12.5 million, or 3.8%, to $340.6 million for the three months ended September 30, 2004 compared to $328.1 million for the same period in the prior year.

Interest earned on securities increased $700,000, or 7.6%, for the three months ended September 30, 2004, compared to the same period in the prior year. This increase was primarily the result of an increase in tax equivalent yield on securities to 4.65% for the three months ended September 30, 2004 from 4.39% for the same period in the prior year and, to a lesser extent, to the increase in the average balance of the securities portfolio of $20.2 million, or 2.3%, to $912.8 million at September 30, 2004 from $892.6 million for the same period in the prior year.

Interest income decreased $2.0 million, or 4.2%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in interest earned on loans receivable, securities available for sale and FHLB stock of $1.3 million, $426,000 and $269,000, respectively.

Interest earned on loans receivable decreased $1.3 million, or 7.7%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable to 6.03% for the nine months ended September 30, 2004 compared to 6.58% for the same period in the prior year. Partially offsetting the decrease in the yield was an increase in average balance of loans outstanding of $2.4 million, or 0.7%, to $336.6 million for the nine months ended September 30, 2004 compared to $334.2 million for the same period in the prior year.

Interest earned on securities decreased $426,000, or 1.4%, for the nine months ended September 30, 2004 compared to the same period in the prior year. This decrease was primarily attributable to a decline in the tax equivalent yield on securities to 4.61% for the nine months ended September 30, 2004 compared to 4.81% for the same period in the prior year. This decline in yield was partially offset by an increase in the average balance of securities of $29.6 million, or 3.4%, to $910.2 million for the nine months ended September 30, 2004 compared to $880.6 million for the same period in the prior year.

Interest expense. Interest expense decreased $713,000, or 7.3%, for the three months ended September 30, 2004, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and guaranteed preferred beneficial interest in subordinated debt of $354,000 and $374,000, respectively.

Interest incurred on deposits decreased $354,000, or 11.5%, for the three months ended September 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decline in the cost of interest-bearing deposits to 1.94% from 2.08% for the quarters ended September 30, 2004 and 2003, respectively. Additionally the average balance of interest-bearing deposits decreased by $29.4 million, or 5.0%, to $559.5 million for the three months ended September 30, 2004, compared to $588.9 million for the same period in the prior year. The Company was able to decrease its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently lowering rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $359,000, or 5.4%, for the three months ended September 30, 2004 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.59% from 4.13% for the quarters ended September 30, 2004 and 2003, respectively. Partially offsetting the decrease in the cost of funds was an increase in the average balance of borrowed funds of $55.3 million, or 8.7%, to $688.4 million for the three months ended September 30, 2004 compared to $633.1 million for the same period in the prior year. This decrease is reflected in the quarterly rate volume report presented below which depicts that the decrease to the costs associated with the interest-bearing liabilities, specifically the wholesale borrowings which are part of the Company’s wholesale strategy, was the primary source of the overall increase to net interest income.

Interest expense decreased $5.2 million, or 16.4%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and guaranteed preferred beneficial interest in subordinated debt related to trust preferred securities of $2.1 million, $2.0 million and $1.1 million respectively.

Interest incurred on deposits decreased $2.1 million, or 20.7%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of interest-bearing deposits to 1.92% for the nine months ended September 30, 2004 compared to 2.36% for the same period in the prior year. In addition to the decrease in the cost of interest-bearing deposits was a decline in the average balance of interest-bearing deposits of $16.4 million, or 2.8%, to $563.3 million for the nine months ended September 30, 2004, compared to $579.7 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $3.1million, or 14.3%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.54% for the nine months ended September 30, 2004, compared to 4.44% for the same period in the prior year. Partially offsetting the decrease in the cost of these funds, was an increase in the average balance of borrowed funds of $44.5 million, or 7.0%, to $678.0 million for the nine months ended September 30, 2004, compared to $633.5 million for the nine months ended September 30, 2003. The Company, as part of its wholesale strategy, was able to minimize its cost of funds through its long-standing policy of laddering the maturities of borrowings up to and over a three to four year period. This strategy allows the Company the flexibility to alter its borrowing structure quarterly. During the period between September 30, 2003 and September 30, 2004, the Bank had maturing long-term borrowings, defined as borrowings with original terms greater than one year, of $175.0 million at an average rate of 3.97% replaced with borrowings of $175.0 million at an average rate of 2.73% and was able to lower the cost of those borrowings by 124 basis points.

In addition to the wholesale strategy at the Bank, the Company aided in minimizing the cost of borrowings by restructuring the debt associated with the trust preferred securities of the Trust I. In the second quarter of 2003 the Company redeemed $5.0 million of the Preferred Securities of Trust I at a fixed rate of 8.625% and issued $10.0 million of variable rate preferred securities that reset quarterly to the London Interbank Offer Rate Index (LIBOR). Subsequently, in the fourth quarter of 2003 the Company issued an additional $5.0 million of variable rate preferred securities that also reset to LIBOR. In January of 2004 the Company entered into a loan agreement with First Tennessee Bank, National Association to borrow $15.0 million at a fixed interest rate of 5.55% and a stated maturity of five years. The proceeds were used to redeem the remaining $20.3 million of the preferred securities of Trust I, which were at an interest rate of 8.625%. Management’s decision to redeem these securities, over the past year, resulted in a total cost savings at the time of the restructuring of 374 basis points or a potential $660,000 annually.

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

	Three months ended September 30,
	2004				2003
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$759,332	$8,369	4.41%		$756,471	$7,922	4.19%
Taxable corporate bonds available for sale	51,242	302	2.31%		51,227	256	1.96%
Tax-exempt securities available for sale	102,261	1,282	7.60	%(1)	84,871	1,075	7.68	%(1)

	912,835	9,953	4.65	%(1)	892,569	9,253	4.39	%(1)

Mortgage loans	267,772	4,096	6.12%		253,459	4,100	6.47%
Other loans	72,785	964	5.27%		74,683	1,122	5.96%

	340,557	5,060	5.94%		328,142	5,223	6.35%

Cash equivalents	11,464	22	0.76%		15,137	18	0.47%
FHLB stock	32,078	108	1.34%		30,593	153	1.98%

	43,542	130	1.19%		45,730	171	1.48%

Total interest-earning assets	1,296,934	15,143	4.87	%(1)	1,266,441	14,647	4.80	%(1)
Other noninterest-earning assets	80,652	—	—		84,774	—	—

Total assets	$1,377,586	$15,143	4.58	%(1)	$1,351,215	$14,647	4.50	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$214,299	$257	0.48%		$223,230	$374	0.66%
Time deposits	345,216	2,475	2.85%		365,659	2,712	2.94%

	559,515	2,732	1.94%		588,889	3,086	2.08%

FHLB advances	602,847	5,598	3.63%		563,190	5,808	4.04%
Repurchase Agreements	55,333	299	2.11%		40,333	280	2.72%
Other borrowings	15,054	213	5.54%		443	7	6.18%
Preferred securities- fixed	—	—	—		19,442	447	9.20%
Preferred securities- adjustable	15,183	200	5.24%		9,723	127	5.18%

	688,417	6,310	3.59%		633,131	6,669	4.13%

Total interest-bearing liabilities	1,247,932	9,042	2.85%		1,222,020	9,755	3.14%
Noninterest-bearing demand deposits	24,414	—	—		25,057	—	—
Other noninterest-bearing liabilities	10,862	—	—		11,316	—	—

Total liabilities	1,283,208	9,042	2.77%		1,258,393	9,755	3.05%
Stockholders’ equity	94,378	—	—		92,822	—	—

Total liabilities and equity	$1,377,586	$9,042	2.58%		$1,351,215	$9,755	2.84%

Net interest income		$6,101				$4,892

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.02	%(1)			1.66	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.13	%(1)			1.77	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine months ended September 30,
(Dollar amounts in thousands)	2004				2003
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$759,992	$25,090	4.40%		$743,553	$25,862	4.64%
Taxable corporate bonds available for sale	51,238	806	2.07%		51,224	811	2.09%
Tax-exempt securities available for sale	99,006	3,702	7.55	%(1)	85,843	3,351	7.89	%(1)

	910,236	29,598	4.61	%(1)	880,620	30,024	4.81	%(1)

Mortgage loans	265,184	12,120	6.09%		259,498	12,999	6.68%
Other loans	71,414	3,100	5.78%		74,711	3,493	6.25%

	336,598	15,220	6.03%		334,209	16,492	6.58%

Cash equivalents	10,772	51	0.63%		12,966	61	0.63%
FHLB stock	31,754	293	1.23%		30,328	562	2.48%

	42,526	344	1.08%		43,294	623	1.92%

Total interest-earning assets	1,289,360	45,162	4.87	%(1)	1,258,123	47,139	5.18	%(1)
Other noninterest-earning assets	81,901	—	—		88,683	—	—

Total assets	$1,371,261	$45,162	4.58	%(1)	$1,346,806	$47,139	4.84	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$219,026	$778	0.47%		$215,860	$1,333	0.83%
Time deposits	344,247	7,323	2.84%		363,863	8,880	3.26%

	563,273	8,101	1.92%		579,723	10,213	2.36%

FHLB advances	602,182	16,321	3.56%		566,585	18,633	4.34%
Repurchase agreements	45,222	686	1.99%		38,022	913	3.17%
Other borrowings	14,273	625	5.75%		1,645	66	5.29%
Preferred securities - fixed	1,114	69	8.26%		21,293	1,469	9.20%
Preferred securities - adjustable	15,164	568	5.00%		5,938	246	5.54%

	677,955	18,269	3.54%		633,483	21,327	4.44%

Total interest-bearing liabilities	1,241,228	26,370	2.81%		1,213,206	31,540	3.45%
Noninterest-bearing demand deposits	23,683	—	—		24,450	—	—
Other noninterest-bearing liabilities	10,748	—	—		11,262	—	—

Total liabilities	1,275,659	26,370	2.73%		1,248,918	31,540	3.35%
Stockholders’ equity	95,602	—	—		97,888	—	—

Total liabilities and equity	$1,371,261	$26,370	2.54%		$1,346,806	$31,540	3.10%

Net interest income		$18,792				$15,599

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.06	%(1)			1.73	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.16	%(1)			1.86	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2004 and 2003 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended September 30, 2004 and 2003 is presented as follows:

(Dollar amounts in thousands)	Three months ended, September 30, 2004 versus 2003 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$213	$487	$700
Loans	193	(356)	(163)
Cash equivalents	(5)	9	4
FHLB stock	7	(52)	(45)

Total interest-earning assets	408	88	496

Interest expense:
Deposits	(149)	(205)	(354)
FHLB advances	392	(602)	(210)
Repurchase agreements	90	(71)	19
Other borrowings	207	(1)	206
Preferred securities	(221)	(153)	(374)

Total interest-bearing liabilities	319	(1,032)	(713)

Net interest income	$89	$1,120	$1,209

The table analyzing changes in interest income between the nine months ended September 30, 2004 and 2003 is presented as follows:

(Dollar amounts in thousands)	Nine months ended, September 30 2004 versus 2003 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$990	$(1,416)	$(426)
Loans	117	(1,389)	(1,272)
Cash equivalents	(10)	—	(10)
FHLB stock	25	(294)	(269)

Total interest-earning assets	1,122	(3,099)	(1,977)

Interest expense:
Deposits	(283)	(1,829)	(2,112)
FHLB advances	1,116	(3,428)	(2,312)
Repurchase agreements	151	(378)	(227)
Other borrowings	552	7	559
Preferred securities	(555)	(523)	(1,078)

Total interest-bearing liabilities	981	(6,151)	(5,170)

Net interest income	$141	$3,052	$3,193

Provision for (recovery of) loan losses. The provision for loan losses increased $294,000 to $57,000 for the quarter ended September 30, 2004, compared to a recovery of loan losses of $237,000 the same period last year. The provision for loan losses increased $565,000 to $298,000 for the nine months ended September 30, 2004, compared to a recovery of loan losses of $267,000 for the same period in the prior year. These provisions were part of the normal operations of the Company for the first three quarters of 2004. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2004 amounted to $4.1 million, or 1.10%, of the Company’s total loan portfolio, as compared to $4.1 million, or 1.17%, at December 31, 2003. The Company’s allowance for losses on loans as a percentage of non-performing loans was 263.0% and 228.2% at September 30, 2004 and December 31, 2003, respectively.

Non-interest income. Non-interest income decreased $815,000, or 34.3%, for the three months ended September 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in the net gain on sale of loans, net realized gain on sale of securities available for sale and income from real estate joint ventures of $146,000, $460,000 and $173,000, respectively.

Non-interest income decreased $687,000, or 11.6%, for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease can be attributed to decreases in net gain on sale of loans, net realized gain on sale of securities available for sale and income from joint ventures of $385,000, $283,000 and $434,000, respectively. These decreases were partially offset by an increase in fees and service charges of $525,000.

Fees and service charges remained relatively stable for the three months ended September 30, 2004 compared to the same period in the prior year. For the nine months ended September 30, 2004, fees and service charges increased $525,000, or 42.9%, to $1.8 million compared to $1.2 million for the same period in the prior year. This increase can primarily be attributable to a reduction in the amortization taken on the mortgage servicing asset for the period ended September 30, 2004 of $323,000, compared to the same period in the prior year and increases to net loan fees earned on mortgages and fees on NOW accounts of $218,000 and $189,000, respectively. The decrease in the amortization on the mortgage servicing asset for the quarter and nine months ended September 30, 2004 resulted from the year to date increase to mid-term interest rates which has resulted in a decline in the refinancing of 1-4 family mortgages. During the third quarter mid-term rates experienced a slight decrease, however, this did not affect the refinancing of mortgages and subsequently the servicing amortization. The increase to net loan fees earned on mortgage loans for the nine month-period is the result of prepayment penalties on two commercial real estate loans that prepaid during the second quarter. The increase to fees generated from NOW accounts for the periods is a result of the Company introducing a new overdraft service in the fourth quarter of 2003. These increases were partially offset by decreases to various loan fee accounts of approximately $172,000 due to decreased loan volumes as compared to the same period in the prior year.

Net gain on sale of loans decreased $146,000, or 95.4%, for the three months ended September 30, 2004 compared to the same period in the prior year. Net gain on sale of loans decreased 385,000, or 90.6%, for the nine months ended September 30, 2004 as compared to the same period in the prior year. The decreases to the gain on sale of loans is a result of the recent increase in interest rates which has slowed down originations of mortgage loans available for sale to $2.5 million for the nine months ended September 30, 2004, compared to $33.3 million for the same period in the prior year.

Net realized gain on sales of securities available for sale decreased $460,000 for the three months ended September 30, 2004 compared to the same period in the prior year and decreased $283,000 for the nine months ended September 30, 2004 as compared to the same period in the prior year. During 2003, the gains were the result of the transactions completed in the historically low interest rate environment. The securities sold during 2003 were bonds that had a significant possibility of being called or experiencing increased principal repayments as a result of the low interest rate environment. These bonds were a part of the securitization of a portion of the Company’s loan portfolio that occurred in 2002. During 2003, in a historically low interest rate environment, management decided that it was in the best interest of the Company to sell such securities to take advantage of gains before they dissipated. During 2004, the proceeds from the sales of these securities were used as a part of the Company’s strategy to restructure a portion of its fixed rate debt to improve the net interest margin.

Income from real estate joint ventures decreased $173,000 to $642,000 for the three months ended September 30, 2004, compared to $815,000 for the same period in the prior year. Income from real estate joint ventures decreased $434,000 to $1.5 million for the nine months ended September 30, 2004 compared to $1.9 million for the same period in the prior year. The Company has a 51% ownership in three real estate joint ventures. In two of the joint ventures the Company participates in developing the land as well as constructing and selling duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2003. This decrease over the same period last year is a result of units with higher profit margins being sold in the nine months ended September 30, 2003 versus September 30, 2004. The higher profit margins that the Company recognized in 2003 were primarily due to sales of a limited number of duplexes at one of the Company’s real estate joint ventures.

Non-interest expense. Non-interest expense decreased $62,000, or 1.3%, for the three months ended September 30, 2004, as compared to the same period in the prior year. This decrease was primarily the result of a decrease to minority interest and other expenses of $102,000 and $91,000, respectively, partially offset by increases in compensation and employee benefits, premises and equipment and data processing $43,000, $64,000 and $35,000, respectively. Non-interest expense increased $831,000, or 5.8%, to $15.2 million for the nine months ended September 30, 2004, from $14.3 million for the same period in the prior year. This increase was primarily the result of increases in compensation and employee benefits, premises and equipment, data processing and loss on early extinguishment of debt of $280,000, $59,000, $154,000 and $629,000, respectively, which were partially offset by a decrease in minority interest of $245,000. The minority interest represents the partner’s share of income in the Company’s three joint ventures in which the Company has a 51% ownership. These decreases correspond to the decreases in income from joint ventures between the periods.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense increased by $43,000, or 1.5%, and $280,000, or 3.4%, for the three and nine months ended September 30, 2004. The increase was primarily related to rising health care costs, compensation expense related to the Company’s Management Recognition Program (MRP) and normal salary increases between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and staffing changes. The average number of full-time equivalent employees declined to 215 at September 30, 2004 compared to 226 at September 30, 2003.

Data processing expenses increased by $35,000, or 9.8%, for the quarter ended September 30, 2004 as compared to the same period in the prior year. Data processing expenses also increased by $154,000, or 15.1%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. These increases are primarily related to new web-based services being offered to customers of the Bank, such as internet banking, bill pay and mortgage originations, as well as enhancements to applications utilized to manage the daily operations of the Company. The implementation of these enhancements will provide the customer 24 hour access to their accounts and provide a competitive edge to the Company. Additionally, after the completion of a technology review, the Company accelerated the depreciation on some of its data processing equipment and software applications to position itself for future technology enhancements that will be available through our data processing provider.

Loss on early extinguishment of debt increased $629,000 for the nine months ended September 30, 2004. This expense was incurred to write off the deferred debt issuance costs associated with the remaining $20.3 million trust preferred debt of PennFirst Capital Trust I in January 2004.

The increase to premises and equipment of $64,000 and $59,000, respectively, for the quarter and nine months ended September 30, 2004 is related to a charge of approximately $64,000 that the Company took in the third quarter related to impairment on its Springdale office, which will be closed at December 31, 2004.

Miscellaneous other expenses, which consist primarily of professional fees, advertising, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned decreased by $91,000, or 11.2%, for the quarter ended September 30, 2004 and by $15,000, or 0.6% for the nine months ended September 30, 2004 as compared to the same periods in the prior year. Included in this category are increases to audit and accounting fees related to the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

Provision for income taxes. The provision for income taxes decreased $273,000, or 57.1%, to $205,000 for the three months ended September 30, 2004 and $91,000, or 7.1%, to $1.2 million for the nine months ended

September 30, 2004 compared to $478,000 and $1.3 million, respectively, for the prior year periods. These decreases in the provision for income taxes are primarily attributable to tax benefits the Company realized as a result of amended tax returns that were filed on behalf of the Company. The decrease to the provision lowered the Company’s effective tax rate to 7.3% from 17.7% for the quarter ended September 30, 2004 and to 13.8% from17.2% for the nine months ended September 30, 2004.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $22.9 million, to $1.4 billion at September 30, 2004. Cash and cash equivalents, securities available for sale, loans receivable, Federal Home Loan Bank Stock, premises and equipment, real estate acquired through foreclosure, prepaid expenses and other assets and bank owned life insurance (BOLI) increased by $823,000, $1.2 million, $19.2 million, $808,000, $275,000,$279,000, $891,000 and $702,000, respectively. These increases were offset by decreases to accrued interest receivable, real estate held for investment and intangible assets of $407,000, $704,000 and $182,000, respectively. Total liabilities increased $22.0 million, or 1.7%, and stockholders’ equity increased $896,000, or 0.9%. The increase in total liabilities was primarily the result of increases in borrowed funds of $51.3 million, partially offset by a decrease in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $27.6 million, $944,000 and $717,000, respectively. The increase to stockholders’ equity was the result of increases to additional paid in capital and retained earnings of $639,000 and $3.2 million, respectively, as well as a decrease to unearned employee stock ownership plan shares of $743,000. These increases to stockholders’ equity were partially offset by increases to treasury stock and unvested shares held by the management recognition plan of $936,000 and $159,000, respectively, and a decrease to accumulated other comprehensive income of $2.6 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $823,000, or 5.4%, to $16.2 million at September 30, 2004 from $15.3 million at December 31, 2003. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $1.2 million, or 0.1%, to $930.2 million at September 30, 2004 from $928.9 million at December 31, 2003. During the nine months ended September 30, 2004, the Company recorded purchases of available for sale securities of $184.5 million, consisting of purchases of adjustable rate mortgage-backed securities of $80.5 million, fixed rate mortgage-backed securities of $68.0 million, collateralized mortgage obligations of $24.1 million and municipal bonds of $12.0 million. Offsetting the purchases of securities during the nine months ended September 30, 2004 were sales of available for sale securities of $9.6 million, consisting of sales of corporate bonds of $9.5 million and equity securities of $125,000 and repayments and maturities of securities of $168.8 million. In addition, the securities portfolio decreased approximately $3.6 million due to decreases in the market value of the securities and also decreased by $1.9 million due to amortization of premiums. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during the first quarter of 2004 was primarily focused on the purchasing of adjustable rate securities as the ten year treasury bond declined 57 basis points from 4.27% at December 31, 2003 to its low point of 3.70% in March of 2004. During the second quarter as the ten year treasury bond retracted from its low and increased 119 basis points to reach a high of 4.89% during the quarter, the Company as part of its wholesale strategy began to purchase some fixed rate mortgage backed securities with terms from 15 to 20 years. During the third quarter the ten year treasury bond declined approximately 89 basis points from its high of 4.89% to reach 4.00% late in the third quarter. The Company continued its practice of primarily purchasing adjustable rate securities in the third quarter. Throughout this rate cycle the Company continued to purchase municipal bonds which add structure to the portfolio in the event that rates decline to previous low levels.

The securities portfolio is primarily funded by the Company’s borrowings. In the third quarter of 2004, this wholesale leverage strategy accounted for $1.8 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $6.8 million. For the nine months ended September 30, 2004, the wholesale leverage strategy accounted for $6.2 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $20.7 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $19.2 million, or 6.0%, to $341.7 million at September 30, 2004 from $322.5 million at December 31, 2003. Included in this increase were increases in mortgage loans of $20.5 million, or 7.4%, and other loans of $3.2 million, or 4.6%, partially offset by increases in allowance for loan losses, deferred loan fees and loans in process of a combined $4.5 million, or 18.3%, during the nine months ended September 30, 2004. The increase to loans receivable during the period is reflected in originations for the nine-month period ended September 30, 2004 of $121.0 million offset by repayments of $101.2 million. A portion of the growth is in the construction lending portfolio as a result of a strategic, service-oriented marketing approach taken by management to increase this business line, continued customer referrals and competitive rates. During the nine month period ended September 30, 2003 the Company had loan originations of $161.1 million which were offset by repayments of $180.2 million. The reduction to the loan repayments between the periods is a reflection of the recent retraction of interest rates from the 50-year lows experienced in 2003.

Loans held for sale. The Company did not have any loans held for sale during either the nine months ended September 30, 2004 or the year ended December 31, 2003. The Company originated approximately $2.5 million of loans held for sale for the nine months ended September 30, 2004. The Company sold all of the loans originated in this period with a resulting gain of $40,000, during the nine months ended September 30, 2004.

Non-performing assets. Non-performing assets include non-accrual loans and real estate acquired through foreclosure. Non-performing assets amounted to $3.0 million, or 0.22%, of total assets at September 30, 2004 and $2.9 million, or 0.22%, of total assets at December 31, 2003.

FHLB Stock. FHLB stock increased $808,000, or 2.6%, to $31.5 million at September 30, 2004 compared to $30.7 million at December 31, 2003. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $704,000, or 6.2%, to $10.7 million during the nine months ended September 30, 2004. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $182,000, or 25.8%, to $523,000 at September 30, 2004 from $705,000 at December 31, 2003. The decrease primarily resulted from the normal amortization on the mortgage servicing asset, resulting from the loan sale in 2002, of $96,000, partially offset by a recovery of the impairment valuation recognized on the mortgage servicing asset of $42,000. In addition to the activity on the mortgage servicing asset there was amortization of $129,000 in core deposit intangible, resulting from the acquisition of Workingmen’s Savings Bank in 2001.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, totaling $575.4 million, or 44.9%, of the Company’s total funding sources at September 30, 2004. Total deposits decreased $27.6 million, or 4.6%, to $575.4 million at September 30, 2004 from $603.0 million at December 31, 2003. The decrease in deposits is primarily related to the Company’s Jumbo CD product. During 2004, one of the Company’s more significant Jumbo CD customers reduced their outstanding balance with the Company due to their own regulatory requirements from $39.8 million at December 31, 2003 to $18.8 million at September 30, 2004. Non-interest-bearing deposits increased $1.7 million while interest-bearing demand deposits and time deposits decreased $13.0 million and $16.3 million, respectively, during the nine months ended September 30, 2004.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings primarily include FHLB advances and repurchase agreements. Borrowed funds increased $56.3 million, or 9.1%, to $673.5 million at September 30, 2004 from $617.2 million at December 31, 2003. FHLB advances increased $46.3 million, or 8.1% and repurchase agreements increased $10.0 million, or 21.3%, during the nine months ended September 30, 2004. Borrowed funds and deposits are two of the primary sources of funds for the Company. The increases in FHLB advances and repurchase agreements are a result of the decrease in the Company’s deposits. Other borrowings increased $15.0 million at September 30, 2004 and resulted from the Company entering into a loan agreement with First Tennessee Bank National Association to borrow $15.0 million at an interest rate of 5.55% with a stated maturity of 5 years. The proceeds were used to redeem the remaining $20.3 million of the outstanding preferred securities of PennFirst Capital Trust I.

Stockholders’ equity. The increase to stockholders’ equity was the result of increases to additional paid in capital and retained earnings of $639,000 and $3.2 million, respectively, as well as a decrease to unearned ESOP shares of $743,000. These increases to stockholders’ equity were partially offset by increases to treasury stock and unvested shares held by the MRP of $936,000 and $159,000, respectively and a decrease to accumulated other comprehensive income of $2.6 million. Due to interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for each interim and year end period depending on economic and interest rate conditions.

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

As of September 30, 2004, the implementation of these asset and liability initiatives resulted in the following: (i) $174.4 million, or 47.1%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $74.5 million, or 40.6%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $353.5 million, or 49.5%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2004, the Company’s interest-earning assets maturing or repricing within one year totaled $475.5 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $630.0 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $154.5 million, or a negative 11.1%, of total assets. At September 30, 2004, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 75.5%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2004 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2004 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2004 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	0.46%	1.10%	(8.90)	N/A
Return on average equity - increase (decrease)	0.90%	2.09%	(16.47)%	N/A
Diluted earnings per share - increase (decrease)	0.97%	2.29%	(17.03)%	N/A
Portfolio equity - increase (decrease)	(19.64)%	(44.01)%	1.91%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2003 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2003 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2003 for portfolio equity:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.10%	1.08%	(3.56)%	N/A
Return on average equity - increase (decrease)	1.90%	1.94%	(5.96)%	N/A
Diluted earnings per share - increase (decrease)	1.98%	2.08%	(6.13)%	N/A
Portfolio equity - increase (decrease)	(10.91)%	(30.83)%	(4.72)%	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities. During the nine months ended September 30, 2004, the Company used its sources of funds primarily to purchase securities and, to a lesser extent, fund loan commitments. As of such date, the Company had outstanding loan commitments totaling $25.3 million, unused lines of credit totaling $31.3 million and $24.6 million of undisbursed loans in process.

At September 30, 2004, certificates of deposit amounted to $344.3 million, or 59.8%, of the Company’s total consolidated deposits, including $222.8 million which were scheduled to mature by September 30, 2005. At the same date, the total amount of borrowed funds which were scheduled to mature by September 30, 2005 was $265.6 million. Management of the Company believes that it has adequate resources to fund all of its commitments, that all of its commitments will be funded by September 30, 2005 and that, based upon past experience and current pricing policies, it can adjust the rates of savings certificates to retain a substantial portion of its maturing certificates and also, to the extent deemed necessary, refinance the maturing FHLB advances and repurchase agreements.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2004, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.4% and 16.5%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2003 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2004. Management believes there have been no material changes in the Company’s market risk since December 31, 2003.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2004	21,150	$12.62	21,150	63,653
August 1-31, 2004	6,044	12.58	6,044	57,609
September 1-30, 2004	1,758	13.31	1,758	55,851

Totals	28,952	$13.23	28,952	55,851

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

ESB FINANCIAL CORPORATION

Date: November 9, 2004	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer

1