Form 10-K
period 2004-12-31
ESB FINANCIAL CORP
filed 2005-03-16
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate value of the 9,246,688 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,470,517 shares held by all directors and officers of the Registrant as a group, was approximately $115.9 million. This amount is based on the closing sales price of $12.53 per share of the Registrant’s Common Stock on June 30, 2004.

Number of shares of Common Stock outstanding as of March 4, 2005: 13,537,345

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated
1. Portions of the 2004 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 20, 2005 Annual Meeting of Stockholders	Parts II and III

ESB FINANCIAL CORPORATION

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, ESB Capital Trust II (the Trust II) and ESB Statutory Trust III (the Trust III) are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title closing services.

As of December 31, 2004, the Company had consolidated total assets of $1.4 billion and stockholders’ equity of $97.8 million. For the year ended December 31, 2004, the Company realized consolidated net income and diluted net income per share of $10.0 million and $0.94, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 16 offices, as of December 31, 2004, in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

On August 12, 2004, the Company entered into an Agreement and Plan of Reorganization with PHSB Financial Corporation (PHSB), the parent company of Peoples Home Savings Bank, pursuant to which PHSB was merged with and into the Company in February 2005. Under the terms of the agreement, each stockholder of PHSB had the right to elect to receive either $27.00 in cash or 1.966 shares of Company common stock for each share of PHSB common stock owned. The total merger consideration was payable 50% in Company common stock and 50% cash.

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

Lending Activities

General. As of December 31, 2004, the Company’s net loans receivable amounted to $343.5 million or 24.6% of the Company’s total assets. Loans secured by real estate amounted to $306.0 million or 82.2% of total loans receivable. Consumer loans and commercial business loans amounted to $58.1 million or 15.6% and $8.3 million or 2.2%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2004		2003		2002		2001		2000
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Real estate loans:
Residential - single family	$155,971	41.8%	$142,244	41.0%	$154,438	43.4%	$335,838	62.1%	$333,726	61.8%
Residential - multi family	35,565	9.6%	42,057	12.2%	31,661	8.9%	29,154	5.4%	26,998	5.0%
Commercial	53,446	14.4%	46,502	13.4%	51,495	14.5%	48,869	9.0%	48,633	9.0%
Construction	61,061	16.4%	46,072	13.3%	40,778	11.5%	46,072	8.5%	51,523	9.5%

Total real estate loans	306,043	82.2%	276,875	79.8%	278,372	78.3%	459,933	85.0%	460,880	85.4%

Other loans:
Consumer loans	58,066	15.6%	59,222	17.1%	61,087	17.2%	65,815	12.2%	68,099	12.6%
Commercial business loans	8,271	2.2%	10,802	3.1%	16,080	4.5%	15,264	2.8%	10,692	2.0%

Total other loans	66,337	17.8%	70,024	20.2%	77,167	21.7%	81,079	15.0%	78,791	14.6%

Total loans receivable	372,380	100.0%	346,899	100.0%	355,539	100.0%	541,012	100.0%	539,671	100.0%

Less:
Allowance for loan losses	3,940		4,062		4,237		5,147		4,981
Net deferred fees/discounts	248		150		88		483		1,380
Loans in process	24,668		20,233		11,890		14,309		21,557

Net loans receivable	$343,524		$322,454		$339,324		$521,073		$511,753

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2004. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$23,050	$58,881	$56,269	$167,843	$306,043
Consumer loans	9,912	26,528	17,177	4,449	58,066
Commercial business loans	4,473	3,510	212	76	8,271

	$37,435	$88,919	$73,658	$172,368	$372,380

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2004:

(Dollar amounts in thousands)	Fixed rates	Adjustable rates
Real estate loans	$213,793	$69,200
Consumer loans	31,127	17,027
Commercial business loans	1,292	2,506

	$246,212	$88,733

Fixed and adjustable rate loans represented $271.3 million or 72.9% and $101.0 million or 27.1%, respectively, of the Company’s total loan portfolio as of December 31, 2004.

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

As of December 31, 2004, $7.9 million or 2.3% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions. These loans are secured by real estate properties located within the U.S. and most were acquired by the Company in conjunction with the Company’s four acquisitions of financial institutions. There was one loan participation purchased by the Company during year ended December 31, 2004.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2004, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2004	2003	2002
Net loans receivable at beginning of period	$322,454	$339,324	$521,073

Originations:
Single-family residential real estate	66,664	90,668	83,594
Multi-familiy residential and commercial real estate	21,608	33,441	22,735
Construction	35,935	22,235	18,107
Consumer	26,780	36,971	32,745
Commercial business	7,103	5,271	6,066

	158,090	188,586	163,247
Repayments on loans	(136,307)	(205,733)	(177,947)
Loans Securitized	—	—	(134,300)
Loans transferred from loans receivable to loans held for sale	—	—	(33,100)
Transfers to real estate acquired through foreclosure	(598)	(275)	(26)
Other changes	(115)	552	377

Net loans receivable at end of period	$343,524	$322,454	$339,324

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, including new construction, and permits LTV ratios of up to 95% provided that private mortgage insurance is obtained. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. The Company has also offered products for low- and moderate-income borrowers which can exceed the 80% LTV ratio. These low- and moderate-income borrower programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2004, ESB was permitted to lend approximately $15.2 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $10.0 million. As of December 31, 2004, the Company did not have any lending relationships that exceeded the Bank’s internal lending limit or the regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2004, $156.0 million or 41.8% of the total loan portfolio consisted of single-family residential mortgage loans.

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

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30-year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. The Company at times has offered one-year ARMs that have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five and seven-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five or seven years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company’s five and seven-year products is capped at a 6.0% increase. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2.0% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2004, the Company had $61.1 million or 16.4% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2004, acquisition and development loans were extended on 16 projects with $10.0 million outstanding under commitments approved in the aggregate amount of $19.9 million and builder lines-of-credit were extended to 21 builders with $14.0 million outstanding under lines approved in the aggregate amount of $34.9 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2004, the Company had $89.0 million, or 24.0% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

Commercial real estate and multi-family mortgage loans are generally priced at prevailing market interest rates at the time of origination. The commercial real estate loans in the Company’s portfolio are generally secured by apartment buildings, office buildings, small retail shopping centers and other income-producing properties in the Company’s primary market area.

The Company generally will not originate a commercial real estate or multi-family mortgage loan with a loan balance of greater than 80% of the appraised value of the property. The Company generally requires a positive cash flow at least sufficient to cover the debt service by 1.2 times on all commercial real estate loans.

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

Consumer Lending. As of December 31, 2004, the Company’s consumer loan portfolio totaled $58.1 million or 15.6% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2004, the Company’s largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 20 years. As of December 31, 2004, $42.8 million or 73.7% of the Company’s consumer loan portfolio was made up of home equity loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2004, commercial business loans amounted to $8.3 million or 2.2% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2004, the Company had $38.7 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2004, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $3.7 million or 0.26% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2004, the Company’s classified and criticized assets amounted to $5.9 million with $3.3 million classified as substandard, $9,100 classified as doubtful, $386,000 classified as loss and $2.2 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2004	2003	2002	2001	2000
Non-accrual loans:
Real estate loans	$1,283	$1,471	$2,137	$1,344	$1,470
Consumer and commercial business	187	309	405	1,158	1,165

Total non-accrual loans	1,470	1,780	2,542	2,502	2,635

Total as a percentage of total assets	0.11%	0.13%	0.19%	0.20%	0.22%

Real estate acquired through foreclosure	1,303	1,164	1,092	1,590	1,817

Total as a percentage of total assets	0.09%	0.09%	0.08%	0.13%	0.15%

Troubled debt restructuring	915	—	—	—	—

Total as a percentage of total assets	0.07%	—	—	—	—

Total non-performing assets	$3,688	$2,944	$3,634	$4,092	$4,452

Total non-performing assets as a percentage of total assets	0.26%	0.22%	0.28%	0.32%	0.37%

As of December 31, 2004, REO included a property valued at $1.1 million. This REO was originated as a commercial mortgage loan on a medical office building. The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building. In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings. The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated costs to carry and dispose of the property. An appraisal in January of 2002 indicated the value of the property to be approximately $1.3 million and the Bank wrote down the property to a value of approximately $1.1 million. During 2003, the Bank was successful in leasing a portion of the building and is currently actively attempting to lease the remainder of the building to realize its market value and enhance its marketability. An appraisal in September 2004 indicated the value of the property to be approximately $1.1 million, which is currently the value the Bank has on the property.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. Loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as a group. The Company allocates allowances based on the factors described above, which conform to the Company’s asset classification policy. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2004 of $3.9 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2004	2003	2002	2001	2000
Balance at beginning of period	$4,062	$4,237	$5,147	$4,981	$4,823

Allowance for loan losses of acquired companies	—	—	—	154	544

Provision for (recovery of) loan losses	206	(106)	(410)	47	(55)

Charge-offs
Real estate loans	(223)	—	(15)	(2)	(352)
Consumer and commercial business loans	(161)	(87)	(527)	(42)	(57)

	(384)	(87)	(542)	(44)	(409)

Recoveries	56	18	42	9	78

Balance at end of period	$3,940	$4,062	$4,237	$5,147	$4,981

Ratio of net charge-offs to average loans outstanding	0.10%	0.02%	0.12%	0.01%	0.07%

Ratio of allowance to total loans at end of period	1.06%	1.17%	1.19%	0.95%	0.92%

Balance at end of period applicable to:
Real estate loans	$3,002	$2,682	$3,031	$3,141	$2,974
Consumer and commercial business loans	938	1,380	1,206	2,006	2,007

Balance at end of period	$3,940	$4,062	$4,237	$5,147	$4,981

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $7.2 million as of December 31, 2004.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2004:
Trust Preferred securities	$500	$—	$(18)	$482
U.S. Government securities	5,986	487	—	6,473
Municipal securities	106,622	6,012	(193)	112,441
Equity securities	973	352	—	1,325
Corporate Bonds	99,290	1,948	(1,769)	99,469

	$213,371	$8,799	$(1,980)	$220,190

December 31, 2003:
Trust Preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate Bonds	112,067	4,973	(3,357)	113,683

	$213,419	$11,117	$(3,762)	$220,774

December 31, 2002:
Trust Preferred securities	$1,467	$21	$(68)	$1,420
U.S. Government securities	5,978	818	—	6,796
Municipal securities	94,357	3,249	(62)	97,544
Equity securities	1,313	100	(5)	1,408
Corporate Bonds	112,187	4,754	(6,730)	110,211

	$215,302	$8,942	$(6,865)	$217,379

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:

December 31, 2004
GNMA	$40,881	$1,319	$(4)	$42,196
FNMA	392,698	1,938	(2,965)	391,671
FHLMC	235,749	2,927	(569)	238,107
Collateralized mortgage obligations	37,744	102	(216)	37,630

	$707,072	$6,286	$(3,754)	$709,604

December 31, 2003
GNMA	$66,304	$2,410	$(40)	$68,674
FNMA	384,537	3,012	(2,426)	385,123
FHLMC	227,275	4,410	(276)	231,409
Collateralized mortgage obligations	22,924	80	(48)	22,956

	$701,040	$9,912	$(2,790)	$708,162

December 31, 2002
GNMA	$138,598	$5,333	$—	$143,931
FNMA	241,106	4,470	(35)	245,541
FHLMC	220,166	7,147	—	227,313
Collateralized mortgage obligations	30,534	450	(13)	30,971

	$630,404	$17,400	$(48)	$647,756

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2004	2003	2002
Mortgage-backed securities at the beginning of period	$708,162	$647,756	$427,396

Purchases	214,330	462,467	340,039
Securitization	—	—	134,300
Sales	—	(19,561)	(34,895)
Repayments	(205,167)	(367,859)	(230,020)
Net (amortization) of premium and accretion of discount	(3,133)	(4,410)	(1,561)
Change in unrealized gain on mortgage-backed securities available for sale	(4,588)	(10,231)	12,497

Mortgage-backed securities at the end of period	$709,604	$708,162	$647,756

Weighted average yield at the end of the period	4.04%	4.16%	5.38%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands) Type of Account	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$23,563	4.1%	$21,252	3.5%	$19,039	3.2%
NOW account deposits	58,553	10.1%	62,780	10.4%	45,854	7.8%
Money Market deposits	49,332	8.5%	57,681	9.6%	71,124	12.1%
Passbook account deposits	94,439	16.3%	100,749	16.7%	93,271	15.8%
Time deposits	354,459	61.0%	360,584	59.8%	360,538	61.1%

	$580,346	100.0%	$603,046	100.0%	$589,826	100.0%

The Company had a total of $70.5 million, $82.3 million and $66.3 million in time deposits of $100,000 or more as of December 31, 2004, 2003 and 2002, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2004, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 2.49%	$121,357	$10,226	$1,325	$536	$3,314	$—	$136,758
2.50% to 4.49%	94,601	31,494	44,974	3,557	3,844	2,657	181,127
4.50% to 6.49%	7,674	22,326	1,874	574	326	371	33,145
6.50% to 8.49%	3,094	335	—	—	—	—	3,429

	$226,726	$64,381	$48,173	$4,667	$7,484	$3,028	$354,459

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2004	2003	2002
0.00% to 2.49%	$136,758	$165,715	$113,487
2.50% to 4.49%	181,127	166,873	142,495
4.50% to 6.49%	33,145	23,732	59,098
6.50% to 8.49%	3,429	4,264	45,458

	$354,459	$360,584	$360,538

As of December 31, 2004, the Company had jumbo certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$10,564
More than three through six months	11,759
More than six through twelve months	2,134
More than twelve months	802

$25,259

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2004	2003	2002
(Decrease) increase before interest credited and acquisition	$(33,616)	$(12)	$(20,606)
Interest credited	10,916	13,232	18,433

Net deposit (decrease) increase	$(22,700)	$13,220	$(2,173)

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

The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2004, the Company had outstanding advances with the FHLB of $601.2 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2004	2003	2002
FHLB advances	$601,242	$570,240	$549,274
Repurchase agreements	67,000	47,000	45,600
ESOP borrowings	5,670	—	2,261
Corporate borrowings	13,500	—	—
Treasury tax and loan note payable	150	62	188

	$687,562	$617,302	$597,323

Included in the $601.2 million of FHLB advances at December 31, 2004, is approximately $65.5 million of convertible select advances. These advances reset to the 3-month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2004	2003	2002
FHLB advances:
Average balance outstanding for the year	$267,250	$270,395	$196,683
Maximum amount outstanding at any month end during the year	290,012	292,737	253,449
Balance outstanding at year end	256,718	261,955	253,449
Weighted average interest rate during the year	3.50%	4.10%	5.35%
Weighted average interest rate at year end	3.63%	3.51%	4.74%

Repurchase agreements:
Average balance outstanding for the year	$41,083	$42,325	$79,457
Maximum amount outstanding at any month end during the year	57,000	77,000	108,640
Balance outstanding at year end	57,000	37,000	34,600
Weighted average interest rate during the year	1.81%	2.64%	4.93%
Weighted average interest rate at year end	2.14%	3.01%	3.12%

Treasury tax and loan note:
Average balance outstanding for the year	$100	$86	$161
Maximum amount outstanding at any month end during the year	181	181	188
Balance outstanding at year end	150	62	188
Weighted average interest rate during the year	1.11%	0.96%	1.48%
Weighted average interest rate at year end	2.03%	0.82%	1.09%

Total short term borrowings:
Average balance outstanding for the year	$308,433	$312,806	$276,301
Maximum amount outstanding at any month end during the year	347,193	369,918	362,277
Balance outstanding at year end	313,868	299,017	288,237
Weighted average interest rate during the year	3.28%	3.90%	5.23%
Weighted average interest rate at year end	3.36%	3.45%	4.54%

Guaranteed Preferred Beneficial Interest in Subordinated Debt.

On January 15, 2004, the Company redeemed the remaining $20.3 million (liquidation amount) outstanding of the 8.625% Trust Preferred Securities of PennFirst Capital Trust (Trust I) at a redemption price equal to the liquidation amount of $10.00, plus accrued and unpaid distributions thereon. The Company also redeemed $20.3 million principal amount of the related Subordinated Debt. In connection with this redemption, the Company took a charge of approximately $844,000, representing unamortized issuance costs on the Company’s 8.625% Trust Preferred Securities.

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

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $195,000 and $255,000 at December 31, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

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

Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $58,750 and $73,750 at December 31, 2004 and December 31, 2003, respectively, and are amortized on a level yield basis.

Subsidiaries

As of December 31, 2004, the Company had investments in PennFirst Financial Services, Inc. (PFSI), ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III) and THF, Inc., totaling approximately $38.4 million. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust II and Trust III are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2004, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $9.7 million in service corporations. On that date, ESB had a $5.1 million investment in AMSCO, Inc. (AMSCO), one of its two wholly owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Four of the existing joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The four joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2004, AMSCO had total assets, consisting primarily of investments in six joint ventures, of $15.4 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from ESB Bank Building Associates. As of December 31, 2004, AMSCO had a $255,000 investment in ESB Bank Building Associates.

The second joint venture, Madison Woods, consists of a 40% interest in a partnership with two local developers. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2004, 10 of the 56 lots remain unsold. On that date, AMSCO had a $260,000 investment in Madison Woods. The Company accounts for the operating results in Madison Woods using the equity method.

The third joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 28 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2004, The Links at Deer Run had outstanding loans with ESB in the amount of $1.5 million and development costs of $3.8 million. As of December 31, 2004, 65 units were closed and 49 units remained in various stages of planning or construction. On that date, AMSCO had a $1.6 million investment in The Links at Deer Run.

The fourth joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2004, McCormick Farms had outstanding loans with ESB in the amount of $899,000 and development costs of $2.9 million. As of December 31, 2004, 24 lots were closed and 52 remain in various stages of planning or development. On that date, AMSCO had a $1.5 million investment in McCormick Farms.

The fifth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2004, Brandy One had outstanding loans with ESB in the amount of $1.9 million and development costs $3.4 million. As of December 31, 2004, 70 units were closed and 42 remain in various stages of planning or construction. On that date, AMSCO had a $1.3 million investment in Brandy One.

The sixth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited liability partnership (LLP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LLP has begun development work for the purpose of developing 75 single-family home lots and constructing single-family detached homes thereon. ESB Bank is providing financing for the project. As of December 31, 2004, The Vineyards at Brandywine had outstanding loans with ESB in the amount of $390,000 and development costs $2.9 million. As of December 31, 2004, there had been no sales activity. On that date, AMSCO had a $100,000 investment in The Vineyards at Brandywine.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2004, the Bank was in compliance with the above restrictions.

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

Under current FDIC regulations, SAIF insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital – “well capitalized”, “adequately capitalized” and “undercapitalized”- which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero for well capitalized, healthy institutions, such as ESB Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0144% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2004, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings association shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At December 31, 2004, ESB was in the “well capitalized” category.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2003 (the most recent date for which a tax return has been filed) include approximately $15.2 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2003, the Company has a minimum tax credit carry forward of $1,346,000.

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 0.699% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2001, 2002 and 2003 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2004, the Company had 179 full-time and 59 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2004:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Corporate Headquarters and ESB Main Office:
Ellwood City Office 600 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$1,723,863	22.8%
ESB Branch Offices:
Aliquippa Office 2301 Sheffield Road, Aliquippa, PA 15001	Owned	—	$65,023	7.4%
Ambridge Office 506 Merchant Street, Ambridge, PA 15003	Owned	—	$76,243	8.6%
Baldwin Office 5035 Curry Road, Pittsburgh, PA 15236	Owned	—	$712,322	5.5%
Beechview Office 1609 Broadway Avenue, Pittsburgh, PA 15216	Owned	—	$127,103	3.0%
Center Township Office 3531 Brodhead Road, Monaca, PA 15061	Owned	—	$775,859	3.6%
Coraopolis Office 900 Fifth Avenue, Coraopolis, PA 15108	Owned	—	$67,281	2.6%
Fox Chapel Office 1060 Freeport Road, Pittsburgh, PA 15238	Owned	—	$201,790	8.0%
Franklin Township Office 1793 Mercer Road, Ellwood City, PA 16117	Owned	—	$523,145	6.2%
Neshannock Office 3360 Wilmington Road, New Castle, PA 16105	Owned	—	$1,408,736	0.5%
North Shore Office 807 Middle Street, Pittsburgh, PA 15212	Owned	—	$46,403	3.4%
Shenango Township Office 2656 Ellwood Road, New Castle, PA 16101	Leased	04/30/07	$55,440	9.0%
Spring Hill Office Itin & Rhine Streets, Pittsburgh, PA 15212	Owned	—	$411,067	4.2%
Troy Hill Office 1706 Lowrie Street, Pittsburgh, PA 15212	Owned	—	$385,474	6.7%
Wexford Office 101 Wexford Bayne Road, Wexford, PA 15090	Owned	—	$1,238,551	4.1%
Zelienople Office Northgate Plaza, Zelienople, PA 16063	Leased	11/30/07	$18,000	4.4%
Other Properties:
Drive-through Facility 618 Beaver Avenue, Ellwood City, PA 16117	Owned	—	$23,518	NA
North Shore Property One North Shore, Suite 120, Pittsburgh PA 15212	Leased	11/30/10	$79,580	NA
Springdale Office 849 Pittsburgh Street, Springdale, PA 15144	Owned	—	$188,201	NA
Parking Lot 611 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$17,639	NA
Findlay Township Property Route 30, Clinton, PA 15026	Owned	—	$54,000	NA

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

On December 23, 2004, the Company held a special meeting of stockholders. At the special meeting a proposal to consider an agreement and plan of reorganization between ESB Financial Corporation and PHSB Financial Corporation was approved. Stockholder votes thereon are summarized as follows:

Proposal	For	Withheld	Not Voted
Agreement and Plan of Reorganization	7,954,242	128,069	2,624,939

There were no broker non-votes and no other proposals were considered at the meeting.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2004 Annual Report to Stockholders attached hereto as Exhibit 13 (2004 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2004	17,555	$14.01	17,555	38,296
November 1-30, 2004	500	14.85	500	37,796
December 1-31, 2004	29,412	14.32	29,412	542,084

Totals	47,467	$14.21	47,467	542,084

(1)	On October 15, 2002, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 439,911 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

On December 23, 2004, the Company announced its new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 533,700 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2004 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the Company’s 2004 Annual Report.

The “Consolidated Financial Statements,” the “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” are set forth on pages 26 to 64 of the Annual Report and incorporated herein by reference in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required herein in incorporated by reference from the selection titled “Ratification of Selection of Independent Registered Public Accounting Firm – Change in Auditors” of the Company’s Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on April 20, 2005.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2004 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included in Item 8.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Election of Directors” of the Company’s Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on April 20, 2005.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership” and “Executive Compensation – Equity Compensation Plan Information” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the subsection captioned “Executive Compensation – Indebtedness of Management” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Selection of Independent Registered Public Accounting Firm – Audit Fees” of the Proxy Statement

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

(1)	The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3) (a) The	following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits
3 (a)	Amended and Restated Articles of Incorporation (1)

3 (b)	Bylaws(1)

4	Specimen Common Stock Certificate (2)

10(a)	1990 Stock Option Plan (2)(8)

10(b)	Employee Stock Ownership Plan (2)(8)

10(c)	Management Development and Recognition Plan and Trust Agreement (2)(8)

10(d)	1992 Stock Incentive Plan (3)(8)

10(e)	1997 Stock Option Plan (4)(8)

10(f)	2001 Stock Option Plan (5)(8)

10(g)	2005 Stock Incentive Plan (8)(9)

10(h)	Amended Employment Agreement between the Company and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)

10(i)	Amended Employment Agreement between the Bank and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)

10(j)	Amended Change in Control Agreement among the Company and the Bank and Charles P. Evanoski dated December 1, 2002 (6)(8)

10(k)	Amended Change in Control Agreement among the Company and the Bank and Frank D. Martz dated December 1, 2002 (6)(8)

10(l)	Amended Change in Control Agreement among the Company and the Bank and Todd F. Palkovich dated December 1, 2002 (6)(8)

10(m)	Amended Change in Control Agreement among the Company and the Bank and Robert C. Hilliard dated December 1, 2002 (6)(8)

10(n)	Amended Change in Control Agreement among the Company and the Bank and Thomas F. Angotti dated December 1, 2002 (6)(8)

10(o)	Change in Control Agreement among the Company and the Bank and Bonita L. Wadding dated January 1, 2004 (7)(8)

10(p)	Change in Control Agreement among the Company and the Bank and Richard E. Canonge dated February 11, 2005 (7)(8)

10(q)	Supplemental Executive Retirement Plan (6)(8)

10(r)	Excess Benefit Plan (6)(8)

10(s)	Director’s Retirement Plan (6)(8)

13	2004 Annual Report to Stockholders (7)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business—Subsidiaries” for the required information.

23	Consent of Ernst & Young LLP (7)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
(2)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
(5)	Incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on March 16, 2001.
(6)	Incorporated by reference from the annual report on Form 10K filed by the Company with the SEC on March 27, 2003.
(7)	Filed herewith
(8)	Management contract or compensatory plan or arrangement.
(9)	Incorporated by reference from the definitive Proxy Statement to be filed by the Company with the SEC for the 2004 annual meeting of stockholders

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2004 Annual Report, which are required to be included herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 11, 2005	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 11, 2005
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 11, 2005
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 11, 2005
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 11, 2005
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Charles Delman	Date: March 11, 2005
Charles Delman- Director

By:	/s/ Lloyd L. Kildoo	Date: March 11, 2005
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date: March 11, 2005
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 11, 2005
James P. Wetzel, Jr. – Director