Form 10-Q
period 2005-03-31
ESB FINANCIAL CORP
filed 2005-05-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of April 30, 2005:

Common Stock, $0.01 par value	13,500,786 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2005 and December 31, 2004 (Unaudited)

(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
Assets
Cash on hand and in banks	$9,902	$6,100
Interest-earning deposits	15,413	7,470
Federal funds sold	1,733	4,133

Cash and cash equivalents	27,048	17,703
Securities available for sale; cost of $1.1 billion and $920,443	1,094,690	929,794
Loans receivable, net of allowance for loan losses of $5,316 and $3,940	497,107	343,524
Accrued interest receivable	9,329	7,843
Federal Home Loan Bank (FHLB) stock	33,967	31,607
Premises and equipment, net	13,954	9,592
Real estate acquired through foreclosure, net	1,234	1,303
Real estate held for investment	12,474	12,612
Goodwill	41,086	7,127
Intangible assets	4,825	500
Bank owned life insurance	25,814	25,586
Prepaid expenses and other assets	16,717	7,324

Total assets	$1,778,245	$1,394,515

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$825,817	$580,346
FHLB advances	643,265	601,242
Repurchase agreements	87,000	67,000
Other borrowings	19,106	19,320
Junior subordinated notes	51,313	15,211
Advance payments by borrowers for taxes and insurance	2,039	1,642
Accrued expenses and other liabilities	20,405	11,953

Total liabilities	1,648,945	1,296,714

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value, 30,000,000 shares authorized; 13,807,318 and 10,930,281 shares issued; 13,514,689 and 10,682,556 shares outstanding	138	109
Additional paid-in capital	100,479	60,940
Treasury stock, at cost; 292,629 and 247,725 shares	(3,997)	(3,394)
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,259)	(5,518)
Unvested shares held by Management Recognition Plan (MRP)	(309)	(332)
Retained earnings	41,245	40,408
Accumulated other comprehensive (loss) income, net	(2,997)	5,588

Total stockholders’ equity	129,300	97,801

Total liabilities and stockholders’ equity	$1,778,245	$1,394,515

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans receivable	$6,292	$5,053
Taxable securities available for sale	9,897	8,862
Tax-exempt securities available for sale	1,323	1,192
FHLB stock	185	77
Interest-earning deposits and federal funds sold	25	16

Total interest income	17,722	15,200

Interest expense:
Deposits	3,383	2,713
Borrowed funds	6,326	5,762
Junior subordinated notes	537	254

Total interest expense	10,246	8,729

Net interest income	7,476	6,471
(Recovery of) provision for loan losses	(16)	19

Net interest income after (recovery of) provision for loan losses	7,492	6,452

Noninterest income:
Fees and service charges	647	434
Net gain on sale of loans	2	13
Increase of cash surrender value of bank owned life insurance	228	234
Net realized gain on sale of securities available for sale	—	943
Income from real estate joint ventures	229	345
Other	204	93

Total noninterest income	1,310	2,062

Noninterest expense:
Compensation and employee benefits	3,065	2,823
Premises and equipment	571	438
Data processing	421	394
Amortization of intangible assets	144	43
Minority interest	79	140
Loss on early extinguishment of debt	—	844
Advertising	143	72
Other	921	801

Total noninterest expense	5,344	5,555

Income before income taxes	3,458	2,959
Provision for income taxes	597	521

Net income	$2,861	$2,438

Net income per share
Basic	$0.24	$0.24
Diluted	$0.24	$0.23
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	11,716,903	10,218,532
Weighted average shares and share equivalents outstanding	12,036,600	10,670,413

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2005 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) income net of tax	Total stockholders’ equity
Balance at January 1, 2005	$109	$60,940	$(3,394)	$(5,518)	$(332)	$40,408	$5,588	$97,801

Comprehensive results:
Net income	—	—	—	—	—	2,861	—	2,861
Other comprehensive results, net	—	—	—	—	—	—	(8,634)	(8,634)
Reclassification adjustment	—	—	—	—	—	—	49	49

Total comprehensive results	—	—	—	—	—	2,861	(8,585)	(5,724)

Common stock issued as a result of the acquisition of PHSB Financial Corp.	29	39,473	—	—	—	—	—	39,502
Cash dividends at $0.10 per share	—	—	—	—	—	(1,301)	—	(1,301)
Purchase of treasury stock, at cost (107,519 shares)	—	—	(1,510)	—	—	—	—	(1,510)
Reissuance of treasury stock for stock option exercises	—	—	907	—	—	(723)	—	184
Principal payments on ESOP debt	—	66	—	259	—	—	—	325
Accrued compensation expense MRP	—	—	—	—	23	—	—	23

Balance at March 31, 2005	$138	$100,479	$(3,997)	$(5,259)	$(309)	$41,245	$(2,997)	$129,300

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2005	2004
Operating activities:
Net income	$2,861	$2,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization for premises and equipment	277	250
(Recovery of) provision for loan losses	(16)	19
Amortization of premiums and accretion of discounts	764	772
Origination of loans available for sale	(170)	(731)
Proceeds from sale of loans available for sale	170	731
Loss on sale of securities available for sale	—	(943)
Amortization of intangible assets	176	137
Compensation expense on ESOP and MRP	348	346
(Increase) decrease in goodwill	(33,959)	—
(Increase) decrease in accrued interest receivable	(1,486)	608
(Increase) decrease in prepaid expenses and other assets	(9,365)	101
Increase (decrease) in accrued expenses and other liabilities	8,452	(327)
Other	(37)	(409)

Net cash (used in) provided by operating activities	(31,985)	2,992

Investing activities:
Loan originations and purchases	(28,404)	(39,724)
Purchases of:
Securities available for sale	(152,620)	(49,314)
Interest Rate Cap Contracts	—	(215)
FHLB stock	(2,360)	(1,074)
Fixed assets	(877)	(284)
Principal repayments of:
Loans receivable	20,600	30,887
Securities available for sale	47,208	48,321
Proceeds from the sale of:
Securities available for sale	70,066	9,601
REO	62	56
Acquisition of assets from PHSB
Loans	(145,929)	—
Fixed assets	(3,762)	—
Securities	(143,260)	—
Reductions to real estate held for investment	138	481
Payment for purchase of PHSB	39,502	—

Net cash used in investing activities	(299,636)	(1,265)

Financing activities:
Net increase (decrease) in deposits	14,039	(19,805)
Net deposits from PHSB	231,432	—
Proceeds from long-term borrowings	85,140	60,000
Repayments of long-term borrowings	(31,236)	(31,000)
Net decrease in short-term borrowings	7,905	13,475
Issuance of preferred debt	36,083	—
Redemption of guaranteed preferred beneficial interest in subordinated debt	—	(20,052)
Proceeds received from exercise of stock options	184	254
Dividends paid	(1,071)	(1,079)
Payments to acquire treasury stock	(1,510)	(765)
Proceeds from the sale of treasury stock	—	—
Stock purchased by ESOP	—	—

Net cash provided by financing activities	340,966	1,028

Net increase in cash equivalents	9,345	2,755
Cash equivalents at beginning of period	17,703	15,330

Cash equivalents at end of period	$27,048	$18,085

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2005	2004
Supplemental information:

Interest paid	$12,317	$8,953
Income taxes paid	136	23

Supplemental schedule of non-cash investing and financing activities:

Dividends declared but not paid	1,349	1,081

The Company purchased all of the common stock of PHSB for $39.5 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	338,659	—
Stock issued for the purchase of PHSB common stock	—	—
Cash paid for PHSB common stock	(79,740)	—
Liabilities assumed	(292,878)	—

	(33,959)	—

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank (ESB or the Bank), PennFirst Financial Services, Inc. (PFSI), THF, Inc. (THF), ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO). ESB is a Pennsylvania chartered Federal Deposit Insurance Corporation (FDIC) insured stock savings bank.

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Four of the joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The four joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as contained in the 2004 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2005 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2005, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the time of grant. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2005 and March 31, 2004. There were no options issued during the three months ended March 31, 2005 and March 31, 2004. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

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

As of March 31, 2005, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2005, derivatives with a fair value of $525,000 were included in other assets. The change in net unrealized losses during the quarter ended March 31, 2005, of $74,000, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $7,000 reclassified out of other comprehensive income into interest expense during the first quarter of 2005. During the remainder of 2005, the Company estimates that approximately $83,000 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (Revised 2004), “Share Based Payment”. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued, FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123 (Revised 2004) the Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Acquisition of PHSB

Effective February 11, 2005, the Company completed its acquisition of PHSB Financial Corporation (PHSB), a Pennsylvania corporation and bank holding company for Peoples Home Savings Bank. PHSB was primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products, commercial loans and consumer loans, which primarily consist of automobile loans. The merger created a resultant banking institution with increased presence in Lawrence and Beaver counties in western Pennsylvania. Each share of PHSB common stock was exchanged for either $27.00 in cash or 1.966 shares of Company common stock. The total merger consideration was paid 50% in Company common stock and 50% in cash. In exchange for all of the outstanding common stock of PHSB, the Company paid approximately $79.0 million in cash and issued approximately 2.9 million shares. The transaction was funded primarily through the issuance of $35.0 million fixed rate Preferred Securities. The transaction was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of PHSB were recorded at their fair values as of the acquisition date. The amount of contractual obligations, severance or other plan payments, which are estimated to be $4.9 million, are expected to be capitalized and included in the calculation of goodwill associated with the acquisition. The goodwill and core deposit intangible recorded in the transaction were approximately $34.0 million and $4.5 million, respectively. As prescribed under the purchase method of accounting, the results of operations of PHSB from the date of acquisition were included in the Company’s financial statements for the first quarter of 2005.

The following Unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the merger taken place at January 1, 2005.

	Three Months Ended March 31,
	2005	2004
Interest Income	19,453	19,168
Interest Expense	11,279	11,074

Net Interest Income	8,174	8,094
Provision for loan losses	44	139

Net Interest Income after provision for loan losses	8,130	7,955
Non Interest Income	1,439	3,115
Non Interest Expense	16,069	17,518

Income before income taxes	(6,500)	(6,448)
Provision for income taxes	(2,878)	(2,306)

Net income (loss) including restructuring charges of	(3,622)	(4,142)

Restructuring charges of $9,844, net of tax benefit of $2,958	6,886	6,886

Net income (loss) excluding restructuring charges	3,264	2,744

Net income per share including restructuring charges
Basic	$(0.25)	$(0.32)
Diluted	$(0.24)	$(0.31)

Net income per share excluding restructuring charges
Basic	$0.22	$0.21
Diluted	$0.22	$0.20

Merger and restructuring charges are recorded in the Consolidated Statement of Income, and include incremental costs to integrate PHSB with the Company’s operations. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization. These one-time charges, as shown in the table below, were expensed as incurred.

(Dollar amounts in thousands)	Three Months Ended March 31, 2005
Compensation and benefits	6,358
Depreciation expense	76
Professional fees	825
Early extinguishment of debt	2,333
Acceleration of contracts	252

9,844

In addition, as anticipated the merger has provided the combined company with financial benefits, including reduced operating expenses. The pro forma information, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of the cost savings or opportunities to earn additional revenue and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had our companies been combined during these periods.

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (the Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate Preferred Securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The Preferred Securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Subordinated Debt primarily represents the sole assets of the Trust II. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the Subordinated Debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the Subordinated Debt would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Subordinated Debt redeemed. Unamortized deferred debt issuance costs associated with the Preferred Securities amounted to $180,000 and $195,000 at March 31, 2005 and December 31, 2004, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (the Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $55,000 and $58,750 at March 31, 2005 and December 31, 2004, respectively, and are amortized on a level yield basis.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed/floating rate Preferred Securities. The Company purchased $1.1 million of common securities of the Trust IV. The Preferred Securities are fixed at a rate of 6.03% for six years and then are variable at three month London Interbank Offer Rate Index (LIBOR) plus 1.82%. The Preferred Securities have a stated maturity of thirty years. The Trust IV’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2005:
Trust preferred securities	$500	$—	$(20)	$480
U.S. Government securities	6,986	361	—	7,347
Municipal securities	113,204	4,356	(602)	116,958
Equity securities	1,598	289	(11)	1,876
Corporate bonds	94,307	1,246	(1,799)	93,754
Mortgage-backed securities	881,837	3,214	(10,776)	874,275

	$1,098,432	$9,466	$(13,208)	$1,094,690

December 31, 2004:
Trust Preferred securities	$500	$—	$(18)	$482
U.S. Government securities	5,986	487	—	6,473
Municipal securities	106,622	6,012	(193)	112,441
Equity securities	973	352	—	1,325
Corporate bonds	99,290	1,948	(1,770)	99,468
Mortgage-backed securities	707,072	6,287	(3,754)	709,605

	$920,443	$15,086	$(5,735)	$929,794

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

As of March 31, 2005

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Equity Securities	2	$394	$11	0	$—	$—	2	$394	$11
Trust Preferred Securities	—	—	—	1	480	20	1	480	20
Municipal securities	19	15,370	240	16	11,989	362	35	27,359	602
Corporate bonds	1	2,035	10	9	46,963	1,789	10	48,998	1,799
Mortgage-backed securities	107	404,959	4,522	62	263,459	6,214	169	668,418	10,736

	129	$422,758	$4,783	88	$322,891	$8,385	217	$745,649	$13,168

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2005	December 31, 2004
Loans Receivable

Mortgage loans:
Residential - single family	$200,656	$155,971
Residential - multi family	36,806	35,565
Commercial real estate	64,097	53,446
Construction	60,883	61,061

Subtotal mortgage loans	362,442	306,043
Other loans:
Consumer loans	127,512	58,066
Commercial business	33,333	8,271

Subtotal other loans	160,845	66,337

Total loans	523,287	372,380
Less:
Allowance for loan losses	5,316	3,940
Deferred loan fees and net discounts	(2,599)	248
Loans in process	23,463	24,668

	$497,107	$343,524

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2005	$3,940
Addition of PHSB allowance for loan losses	1,406
(Recovery of) provision for loan losses	(16)
Charge offs	(29)
Recoveries	15

Balance, March 31, 2005	$5,316

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands) Type of accounts	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
Noninterest-bearing deposits	$49,399	6.0%	$23,563	4.1%
NOW account deposits	81,390	9.9%	58,553	10.1%
Money Market deposits	69,346	8.4%	49,332	8.5%
Passbook account deposits	129,410	15.7%	94,439	16.3%
Time deposits	496,272	60.0%	354,459	61.0%

	$825,817	100.0%	$580,346	100.0%

Time deposits mature as follows:

Within one year	$319,423	38.7%	$226,726	39.0%
After one year through two years	77,564	9.4%	64,381	11.1%
After two years through three years	72,232	8.7%	48,173	8.3%
After three years through four years	10,034	1.2%	4,667	0.8%
After four years through five years	11,916	1.4%	7,484	1.3%
Thereafter	5,103	0.6%	3,028	0.5%

	$496,272	60.0%	$354,459	61.0%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2005		December 31, 2004
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.26%	$230,258	3.63%	$256,718
Due beyond 12 months but within 2 years	3.74%	178,501	3.77%	136,491
Due beyond 2 years but within 3 years	3.67%	183,706	3.47%	147,732
Due beyond 3 years but within 4 years	3.81%	20,560	3.35%	60,060
Due beyond 4 years but within 5 years	6.64%	10,180	8.39%	180
Due beyond 5 years	4.80%	20,060	1.00%	61

		$643,265		$601,242

Repurchase agreements:
Due within 12 months	2.92%	$67,000	2.14%	$57,000
Due beyond 12 months but within 2 years	—	—	—	—
Due beyond 2 years but within 3 years	3.81%	10,000
Due beyond 3 years but within 4 years	4.39%	10,000	3.81%	10,000

		$87,000		$67,000

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	945	5.25%	945
Due beyond 4 years but within 5 years	5.25%	945	5.25%	945
Due beyond 5 years	5.25%	708	5.25%	945

		$5,433		$5,670

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	1,500	5.55%	1,500
Due beyond 2 years but within 3 years	5.55%	1,500	5.55%	1,500
Due beyond 3 years but within 4 years	5.55%	9,000	5.55%	9,000

		$13,500		$13,500

Treasury tax and loan note payable	2.43%	$172	2.03%	$150

Included in the $643.3 million of FHLB advances at March 31, 2005 is approximately $55.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income	$2,861	$2,438
Weighted-average common shares outstanding	11,717	10,219

Basic earnings per share	$0.24	$0.24

Weighted-average common shares outstanding	11,717	10,219
Common stock equivalents due to effect of stock options	320	451

Total weighted-average common shares and equivalents	12,037	10,670

Diluted earnings per share	$0.24	$0.23

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 503,929 and 593,938 at March 31, 2005 and March 31, 2004, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 94,310 and 90,220 shares of common stock at $15.35 and $14.50 per share, respectively, were outstanding as of March 31, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options expire in November of 2013 and 2014, respectively. Options to purchase 94,510 shares of common stock at $15.35 per share were outstanding as of March 31, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options expire in November of 2013.

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

(Dollar amounts in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net Income:	$2,861	$2,438
Other Comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of ($4,448) in 2005, $2,021 in 2004	(8,634)	3,923
Securities gains reclassified into earnings, net of tax benefit of ($316) in 2004	—	(614)
Fair value adjustment on derivatives, net of tax (benefit) expense of $25 in 2005, ($130) in 2004	49	(253)

Other Comprehensive (loss) income	(8,585)	3,056

Comprehensive Income	$(5,724)	$5,494

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20, this targeted benefit percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2005, the participants in the plan had credited service under the SERP ranging from 14 to 27 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of March 31, 2005:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Components of net periodic pension cost
Service cost	$11	$10
Interest cost	19	17
Amortization of prior service cost	10	11

Net periodic pension cost	$40	$38

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2005
Components of net periodic pension cost
Service cost	$4	$4
Interest cost	7	7
Amortization of prior service cost	15	15

Net periodic pension cost	$26	$26

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2005 have remained unchanged from the disclosures presented in the ESB’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to ESB’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004, which is available at the SEC’s website www.sec.gov or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting ESB’s operational and financial performance. ESB does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2005, the Company experienced a 17.4% increase in earnings over the same period last year, which is a reflection of the Company’s ability to grow its balance sheet through acquisition while stabilizing its net interest margin.

During the first quarter of 2005 short and mid-term interest rates rose slightly causing some downward pressure on net interest income. The Company was able to offset that decrease by successfully integrating Peoples Home Savings Bank into the Company and achieving some cost savings by combining three of the PHSB branches into ESB and closing the Springdale office of ESB Bank.

The stabilization of the net interest margin was primarily the result of strategies employed by the Company to maintain the cost of funds, while stabilizing the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. During the first quarter of 2005, the Company was able to reprice approximately $30.0 million its wholesale borrowings which declined by 121 basis points to 3.80% compared to 5.01% for the quarter ended March 31, 2005. The Company, as part of its interest rate risk strategy, continues to pursue the policy of locking in long-term advances during periods of low interest rates. Management expects that as rates rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause some compression to the net interest margin.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) purchasing interest rate caps hedged against short term borrowings; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.9 million for the three months ended March 31, 2005, as compared to net income of $2.4 million for the same period in the prior year. The $423,000, or 17.4%, increase in net income for the quarter ended March 31, 2005, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after recovery of loan losses of $1.0 million, and a decrease in non-interest expense of $211,000, partially offset by a decrease in non-interest income of $752,000 and an increase in provision for income taxes of $76,000.

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

Net interest income increased $1.0 million, or 16.1%, to $7.5 million for the three months ended March 31, 2005, compared to $6.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $2.5 million, partially offset by an increase in interest expense of $1.5 million.

The Company was able to maintain its margin during the three month period by refinancing borrowings as they matured at lower interest rates. This strategy, offset by the increase in volume, resulted in the cost of the borrowings remaining steady at 3.56% for the quarters ended March 31, 2005 and 2004, while the overall cost of funds increased 9 basis points to 2.85% for the quarter ended March 31, 2005 as compared to 2.76% for the same period in the prior year. In addition to the increase in cost of funds there was an increase to the yield on interest earning assets of 11 basis points to 5.04% for the quarter ended March 31, 2005 compared to 4.93% for the same period in the prior year.

Interest income. Interest income increased $2.5 million, or 16.6%, for the three months ended March 31, 2005, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and Federal Home Loan Bank stock of $1.2 million, $1.2 million and $108,000, respectively.

Interest earned on loans receivable increased $1.2 million, or 24.5%, for the three months ended March 31, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $93.0 million, or 28.2%, to $423.3 million for the three months ended March 31, 2005 compared to $330.4 million for the same period in the prior year. This increase was partially offset by a decline in the yield on the loans to 6.03% for the three months ended March 31, 2005 from 6.12% for the same period in the prior year. The increase in the average balance of loans outstanding is primarily attributable to the acquisition of Peoples Home Savings Bank (PHSB) in February 2005 in which the Company acquired approximately $146.0 million in loans receivable.

Interest earned on securities increased $1.2 million, or 11.6%, for the three months ended March 31, 2005, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $87.3 million, or 9.6%, to $998.4 million at March 31, 2005 from $911.1 million for the same period in the prior year, and to a lesser extent an increase in the tax equivalent yield on securities to 4.77% for the three months ended March 31, 2005 from 4.68% for the same period in the prior year. The increase in the average balance of securities between the periods was primarily related to the acquisition of PHSB in February 2005.

This is reflected in the quarterly rate volume report presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $1.5 million, or 17.4%, for the three months ended March 31, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes of $670,000, $564,000 and $283,000, respectively.

Interest incurred on deposits increased $670,000, or 24.7%, for the three months ended March 31, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $98.8 million, or 17.4%, to $666.9 million for the three months ended March 31, 2005, compared to $568.1 million for the same period in the prior year. This increase is primarily due to the acquisition of PHSB in February 2005 which increased the Company’s deposits by approximately $231.0 million. Additionally the cost of interest-bearing deposits increased to 2.06% from 1.92% for the quarters ended March 31, 2005 and 2004, respectively. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently lowering rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $564,000, or 9.8%, for the three months ended March 31, 2005 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $63.3 million, or 9.8%, to $711.3 million for the three months ended March 31, 2005 compared to $648.0 million for the same period in the prior year. The cost of funds these funds remained steady between the periods at 3.56%.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the trust preferred securities and corporate debt. In January 2004, the Company entered into a loan agreement with First Tennessee Bank, National Association to borrow $15.0 million at a fixed interest rate of 5.55% and a stated maturity of five years. The proceeds were used to redeem the remaining $20.3 million of the preferred securities of Trust I, which were at an interest rate of 8.625%. In February 2005, the Company issued $35.0 million fixed/floating rate Preferred Securities at a rate of 6.03% in conjunction with the acquisition of PHSB. This caused the interest incurred on these borrowings to increase by $283,000 due primarily to an increase in the average balance of $14.8 million to $33.3 million for the three months ended March 31, 2005 compared to $18.5 million for the same period in the prior year and to a lesser extent to an increase in the cost of these funds to 6.50% for the quarter ended March 31, 2005 from 5.52% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2005				2004
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$839,608	$9,467	4.51%		$764,391	$8,610	4.51%
Taxable corporate bonds available for sale	51,250	430	3.36%		51,235	251	1.94%
Tax-exempt securities available for sale	107,570	1,323	7.46	%(1)	95,493	1,192	7.56	%(1)

	998,428	11,220	4.77	% (1)	911,119	10,053	4.68	%(1)

Mortgage loans	309,206	4,616	5.97%		258,013	3,982	6.17%
Tax-exempt loans	11,017	124	6.92	%(1)
Other loans	103,112	1,552	6.10%		72,341	1,071	5.95%

	423,335	6,292	6.03	%(1)	330,354	5,053	6.13%

Cash equivalents	14,822	25	0.68%		10,719	16	0.60%
FHLB stock	32,454	185	2.31%		31,130	77	0.99%

	47,276	210	1.80%		41,849	93	0.89%

Total interest-earning assets	1,469,039	17,722	5.04	%(1)	1,283,322	15,199	4.93	%(1)
Other noninterest-earning assets	108,000	—	—		85,055	—	—

Total assets	$1,577,039	$17,722	4.69	%(1)	$1,368,377	$15,199	4.62	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$243,737	$274	0.46%		$220,670	$270	0.49%
Time deposits	423,131	3,109	2.98%		347,433	2,442	2.83%

	666,868	3,383	2.06%		568,103	2,712	1.92%

FHLB advances	621,696	5,588	3.60%		593,655	5,319	3.54%
Repurchase Agreements	70,333	476	2.71%		41,667	242	2.30%
Other borrowings	19,285	262	5.43%		12,651	201	6.29%

	711,314	6,326	3.56%		647,973	5,762	3.56%

Preferred securities- fixed	18,042	302	6.70%		3,342	69	8.26%
Preferred securities- adjustable	15,221	235	6.26%		15,146	185	4.91%

Total interest-bearing liabilities	1,411,445	10,246	2.92%		1,234,564	8,728	2.81%
Noninterest-bearing demand deposits	35,577	—	—		22,825	—	—
Other noninterest-bearing liabilities	14,134	—	—		10,746	—	—

Total liabilities	1,461,156	10,246	2.82%		1,268,135	8,728	2.74%
Stockholders’ equity	115,883	—	—		100,242	—	—

Total liabilities and equity	$1,577,039	$10,246	2.61%		$1,368,377	$8,728	2.54%

Net interest income		$7,476				$6,471

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.12	%(1)			2.12	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.23	%(1)			2.22	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three month periods ended March 31, 2005 and 2004 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended March 31, 2005 and 2004 is presented as follows:

(Dollar amounts in thousands)	Three months ended, March 31, 2005 versus 2004 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$978	$189	$1,167
Loans	1,386	(147)	1,239
Cash equivalents	7	2	9
FHLB stock	3	105	108

Total interest-earning assets	2,374	149	2,523

Interest expense:
Deposits	493	178	671
FHLB advances	252	17	269
Repurchase agreements	189	45	234
Other borrowings	93	(32)	61
Preferred securities	232	51	283

Total interest-bearing liabilities	1,259	259	1,518

Net interest income	$1,115	$(110)	$1,005

(Recovery of) provision for loan losses. The recovery of loan losses increased $35,000 to $16,000 for the quarter ended March 31, 2005, compared to a provision for loan losses of $19,000 the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2005. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2005 amounted to $5.3 million, or 1.02%, of the Company’s total loan portfolio, as compared to $4.1 million, or 1.06%, at December 31, 2004. The Company’s allowance for losses on loans as a percentage of non-performing loans was 165.7% and 165.2% at March 31, 2005 and December 31, 2004, respectively.

Non-interest income. Non-interest income decreased $752,000, or 36.5%, for the three months ended March 31, 2005, compared to the same period in the prior year. This decrease can be attributed to decreases in the net realized gain on sale of securities available for sale and income from real estate joint ventures of $943,000 and $116,000, respectively, partially offset by increases in fees and charges and other income of $213,000 and $111,000, respectively.

Fees and service charges increased $213,000, or 49.0%, for the three months ended March 31, 2005 compared to the same period in the prior year. This increase can primarily be attributable to fees earned on NOW accounts, fees on consumer loans and service fees on ATM machines of $86,000, $36,000 and $34,000, respectively, and a reduction in the amortization taken on the mortgage servicing asset for the period ended March 31, 2005 of $41,000, compared to the same period in the prior year. The decrease in the amortization on the mortgage servicing asset for the quarter ended March 31, 2005 resulted from the decline in the refinancing of 1-4 family mortgages.

Net realized gain on sales of securities available for sale decreased $943,000 for the three months ended March 31, 2005 compared to the same period in the prior year. The Company did not sell any securities available for sale during the first quarter of 2005. During 2004, the proceeds from the sales of these securities were used as a part of the Company’s strategy to restructure a portion of its fixed rate debt to improve the net interest margin.

Income from real estate joint ventures decreased $116,000, or 33.6%, to $229,000 for the four months ended March 31, 2005, compared to $345,000 for the same period in the prior year. The Company has a 51% ownership in three real estate joint ventures. In two of the joint ventures the Company participates in developing the land as well as constructing and selling duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the first quarter of 2005, the Company experienced decreased sales and therefore decreased income over the same period last year.

Non-interest expense. Non-interest expense decreased $211,000, or 3.8%, for the three months ended March 31, 2005, as compared to the same period in the prior year. This decrease was primarily the result of a decrease to minority interest and loss on early extinguishment of debt of $61,000 and $844,000, respectively, partially offset by increases in compensation and employee benefits, premises and equipment, data processing, amortization of intangible assets, advertising and other expenses of $242,000, $133,000, $27,000, $101,000, $71,000 and $118,000, respectively. The minority interest represents the partner’s share of income in the Company’s four joint ventures in which the Company has a 51% ownership. These decreases correspond to the decreases in income from joint ventures between the periods.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $242,000, or 8.6% for the three months ended March 31, 2005. The increase was primarily related to increases to compensation expense and related taxes between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP). The average number of full-time equivalent employees increased to 227 at March 31, 2005 compared to 212 at March 31, 2004.

Data processing expenses increased by $27,000, or 6.9%, for the quarter ended March 31, 2005 as compared to the same period in the prior year. These increases are primarily related to the implementation in the latter part of 2004 of new web-based services being offered to customers of the Bank, such as internet banking, bill pay and mortgage originations, as well as enhancements to applications utilized to manage the daily operations of the Company. The implementation of these enhancements will provide the customer 24 hour access to their accounts and provide a competitive edge to the Company. Additionally, data processing costs increased due to the acquisition of PHSB in February 2005.

Loss on early extinguishment of debt decreased $844,000 for the three months ended March 31, 2005. The Company did not incur any costs in 2005 and in the first quarter of 2004 this expense was incurred to write off the deferred debt issuance costs associated with the remaining $20.3 million trust preferred debt of PennFirst Capital Trust I.

The increase to premises and equipment of $133,000, or 30.4%, for the quarter ended March 31, 2005 is primarily due to increases related to the acquisition of PHSB in February 2005.

Miscellaneous other expenses, which consist primarily of professional fees, advertising, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned increased by $118,000, or 15.2%, for the quarter ended March 31, 2005 as compared to the same periods in the prior year. Included in this category are increases to audit and accounting fees related to the Company’s compliance with the provisions of the Sarbanes-Oxley Act and various increases related to the implementation of the acquisition of PHSB in February 2005.

Provision for income taxes. The provision for income taxes increased $76,000, or 14.6%, to $597,000 for the three months ended March 31, 2005, compared to $521,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income between the periods and reflects an effective tax rate of 17.3% for the quarter ended March 31, 2005 as compared to 17.6% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $383.7 million, to $1.8 billion at March 31, 2005, from $1.4 billion at December 31, 2004. Cash and cash equivalents, securities available for sale, loans receivable, accrued interest receivable, Federal Home Loan Bank Stock, premises and equipment, goodwill, intangible assets, prepaid expenses and other assets and bank owned life insurance (BOLI) increased by $9.3 million, $164.8 million, $153.6 million, $1.5 million, $2.4 million, $4.4 million, $34.0 million, $4.3 million, $9.4 million and $228,000, respectively. These increases were offset by decreases to real estate acquired through foreclosure and real estate held for investment of $69,000 and $138,000, respectively. Total liabilities increased $352.2 million, or 27.2%, and stockholders’ equity increased $31.5 million, or 32.2%. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds, junior subordinated notes, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $245.5 million, $61.8 million, $36.1 million, $397,000 and $8.5 million, respectively. The increase to stockholders’ equity was primarily the result of common stock (and the related paid-in capital) issued in connection with the acquisition of PHSB in the amount of $39.5 million, partially offset by a decrease in accumulated other comprehensive income (loss) of $8.6 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $9.3 million, or 52.8%, to $27.0 million at March 31, 2005 from $17.7 million at December 31, 2004. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $164.9 million, or 17.7%, to $1.1 billion at March 31, 2005 from $929.8 million at December 31, 2004. During the three months ended March 31, 2005, the Company recorded approximately $143.3 million in additional securities as a result of the acquisition of PHSB. As part of the purchase accounting of the transaction, management restructured approximately $70.0 million of those securities, with no resulting gain or loss, by purchasing fixed and adjustable rate mortgage backed securities and municipal bonds. The total purchases for the quarter were $152.6 million consisting of $2.1 million in corporate bonds, $67.4 million in adjustable rate mortgage-backed securities, $75.5 million of fixed rate mortgage-backed securities and $7.6 million of municipal bonds. Partially offsetting the purchases were $47.2 million of maturities and repayments of principal and a decrease in the market value on securities available for sale approximately $13.8 million due to decreases in the market value of the securities and amortization of premiums. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during the first quarter of 2005 was primarily focused on the purchasing of fixed rate securities as the ten year treasury bond rose 40 basis points from 4.24% at December 31, 2004 to its high point of 4.64% in March of 2005 and then declined slightly to end the quarter at 4.50%. The Company continued to purchase some adjustable rate bonds and municipal bonds which add structure to the portfolio in the event that rates decline to previous low levels.

The securities portfolio is primarily funded by the Company’s borrowings. In the first quarter of 2005, this wholesale leverage strategy accounted for $1.4 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $2.9 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $153.6 million, or 44.7%, to $497.1 million at March 31, 2005 from $343.5 million at December 31, 2004. Included in this increase were increases in mortgage loans of $56.4 million, or 18.4%, and other loans of $94.5 million, or 142.5%, as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $2.7 million, or 9.3%, during the three months ended March 31, 2005. The increase to total loans receivable during the period is primarily due to the acquisition of PHSB resulting in an increase in the Company’s total loan portfolio of approximately $146.0 million. Approximately $43.7 million of the increase to other loans is related to the Company acquiring a new indirect auto loan portfolio in the PHSB acquisition.

Loans held for sale. The Company did not have any loans held for sale at March 31, 2005 or March 31, 2004. The Company originated approximately $170,000 of loans held for sale for the three months ended March 31, 2005. The Company sold all of the loans originated in this period with a resulting gain of $2,000, during the three months ended March 31, 2005.

Non-performing assets. Non-performing assets include non-accrual loans, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). Non-performing assets amounted to $3.5 million, or 0.25%, of total assets at March 31, 2005 and $2.8 million, or 0.26%, of total assets at December 31, 2004.

FHLB Stock. FHLB stock increased $2.4 million, or 7.5%, to $34.0 million at March 31, 2005 compared to $31.6 million at December 31, 2004. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $138,000, or 1.1%, to $12.5 million during the three months ended March 31, 2005. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership.

Premises and Equipment. The Company’s premises and equipment increased $4.4 million, or 45.5%, to $14.0 million at March 31, 2005 compared to $9.6 million at December 31, 2004. This is primarily due to the acquisition of the fixed assets of PHSB of approximately $3.8 million as well as an adjustment recorded during purchase accounting of $588,000 that reflects the current market value of the PHSB offices that were closed and are scheduled to be sold.

Goodwill and Intangible assets. Goodwill and intangible assets increased $38.3 million to $45.9 million at March 31, 2005 from $7.6 million at December 31, 2004. The increase primarily resulted from the recording of goodwill of $34.0 million and a core deposit intangible of $4.5 million as a result of the acquisition of PHSB in February 2005, partially offset by normal amortization of the core deposit intangible of PHSB and prior acquisitions of approximately $142,000. The core deposit intangible resulting from the acquisition of PHSB will be amortized on a sum of the year’s digit basis over the estimated useful life of ten years. Amortization is expected to total $813,000, $732,000, $650,000, $569,000, $488,000 and $1.2 million for the years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively. Additionally, the mortgage servicing asset, resulting from the loan sale and securitization in 2002 experienced amortization of approximately $13,000, partially offset by a recovery of the impairment valuation recognized on the mortgage servicing asset of $12,000.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $9.4 million to $16.7 million at March 31, 2005 from $7.3 million at December 31, 2004. The increase primarily resulted from the recording of an investment in tax credits and deferred tax asset from the acquisition of PHSB of $1.4 million and $2.7 million, respectively, as well as the investment in ESB Capital Trust IV of $1.1 million. ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed/floating rate Preferred Securities in conjunction with the financing of the acquisition of PHSB.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds, deposits totaled $825.8 million, or 50.8%, of the Company’s total funding sources at March 31, 2005. Total deposits increased $245.5 million, or 42.3%, to $825.8 million at March 31, 2005 from $580.3 million at December 31, 2004. The increase in deposits is primarily related to the acquisition of PHSB which resulted in an increase to the Company’s deposits of approximately $231.0 million. Non-interest-bearing deposits increased $25.8 million while interest-bearing demand deposits and time deposits increased $77.8 million and $141.8 million, respectively, during the three months ended March 31, 2005.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $97.9 million, or 13.9%, to $800.7 million at March 31, 2005 from $702.8 million at December 31, 2004. FHLB advances increased $42.0 million, or 7.0%, repurchase agreements increased $20.0 million, or 29.9%, and other borrowings increased $35.9 million, or 103.9% during the three months ended March 31, 2005. Borrowed funds and deposits are two of the primary sources of funds for the Company. The increases in FHLB advances and repurchase agreements are a result of the acquisition of PHSB in February 2005. The increase to other borrowings resulted from the issuance of approximately $35.0 million of trust preferred securities in February 2005.

Stockholders’ equity. Total stockholders’ equity increased $31.5 million, or 32.2%, to $129.3 million at March 31, 2005, from $97.8 million at December 31, 2004. The increase to stockholders’ equity was primarily the result of common stock (and the related paid-in capital) issued in connection with the acquisition of PHSB in the amount of $39.5 million, partially offset by a decrease in accumulated other comprehensive income (loss) of $8.6 million.

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

As of March 31, 2005, the implementation of these asset and liability initiatives resulted in the following: (i) $209.5 million, or 40.0%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $74.6 million, or 32.1%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $434.3 million, or 49.7%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2005, the Company’s interest-earning assets maturing or repricing within one year totaled $569.2 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $782.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $213.7 million, or a negative 12.0%, of total assets. At March 31, 2005, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 72.7%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

As with gap analysis and earnings simulation modeling, assumptions about the timing and variability of cash flows are critical in economic value of equity (EVE) valuation analysis. Particularly important are the assumptions driving mortgage prepayments and the assumptions about expected attrition of the core deposit portfolios. These assumptions are based on the Company’s historical experience and industry standards and are applied consistently across the different rate risk measures.

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point parallel and gradual increase or decrease in market interest rates, net interest income may not change by more than 10% for a one-year period.

Economic Value of Equity (EVE). EVE is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, portfolio equity may not correspondingly decrease or increase by more than 50% of stockholders’ equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2005 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2005 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2005 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.88)%	(2.07)%	(2.13)%	N/A
Return on average equity - increase (decrease)	(1.32)%	(3.17)%	(3.75)%	N/A
Diluted earnings per share - increase (decrease)	(1.05)%	(3.16)%	(4.21)%	N/A
EVE - increase (decrease)	(25.53)%	(55.63)%	2.57%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2004 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2004 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2004 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.76)%	(1.74)%	(2.32)%	N/A
Return on average equity - increase (decrease)	(1.21)%	(2.79)%	(3.87)%	N/A
Diluted earnings per share - increase (decrease)	(1.16)%	(2.84)%	(3.99)%	N/A
EVE - increase (decrease)	(26.90)%	(56.62)%	6.34%	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities

Net cash used in operating activities totaled $32.0 million during the three months ended March 31, 2005. Net cash used in operating activities was primarily comprised of $34.0 million of goodwill, arising from the acquisition of PHSB, and $9.4 million of prepaid expenses and other assets partially offset by an increase in accrued expenses and other liabilities of $8.5 million and net income of $2.9 million.

Funds used in investing activities totaled $299.6 million during the three months ended March 31, 2005. Primary uses of funds during the three months ended March 31, 2005, included $293.0 million for the acquisition of assets from Peoples Home Savings Bank, $152.6 million for purchases securities available for sale and $28.4 million for loan originations and purchases. These uses were partially offset by proceeds from the sale of securities available for sale of $70.1 million, principal repayments of loans and securities available for sale of $67.8 million and payment for the purchase of PHSB of $39.5 million.

Funds provided by financing activities totaled $341.0 million for the three months ended March 31, 2005. The primary sources of funds included a net increase in deposits of $245.5 million, of which $231.4 million were deposits acquired from PHSB, $85.1 million in proceeds from long-term borrowings, $36.1 million in proceeds from the issuance of trust preferred debt used to finance the acquisition of PHSB and $7.9 million from the decrease in short-term borrowings. These sources were partially offset by uses of $31.2 million for the repayment of long-term borrowings, $1.5 million for the acquisition of treasury stock and $1.1 million for the payments of dividends. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended March 31, 2005, the Company incurred $57.0 million in long-term borrowings with a weighted average rate of 3.80% and the Company repaid $30.0 million of long-term borrowings with a weighted average rate of 5.01%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2005, the total approved loan commitments outstanding amounted to $28.2 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $54.0 million and the unadvanced portion of construction loans approximated $23.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $319.4 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On March 15, 2005, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable April 25, 2005, to shareholders of record at the close of business on March 31, 2005. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Nonperforming assets consist of nonaccrual loans; real estate owned and troubled debt restructuring. A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company does not accrue interest on loans past due 90 days or more.

The Company’s nonperforming assets at March 31, 2005 totaled approximately $4.4 million or 0.25% of total assets as compared to $3.7 million or 0.26% of total assets at December 31, 2004.

The $754,000 increase in nonperforming assets during the three months ended March 31, 2005 was primarily attributable to an increase in nonperforming loans of $823,000 partially offset by a decrease in real estate owned of $69 thousand.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2005, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 8.9% and 16.3%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2005. Management believes there have been no material changes in the Company’s market risk since December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2005	32,139	$14.55	32,139	509,945
February 1-28, 2005	34,968	13.93	34,968	474,977
March 1-31, 2005	40,412	13.74	40,412	434,565

Totals	107,519	$14.04	107,519	434,565

(1)	On October 15, 2002, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 439,911 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant. This program was completed in January 2005.

On December 23, 2004, the Company announced its new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 533,708 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2005, the Company held its Annual Meeting of Stockholders. Nominees for two director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Term/Expiration
Herbert Skuba	9,622,860	334,262	Three year term/2008
Charles Delman	9,736,435	220,687	Three year term/2008

Proposal to approve the ESB Financial Corporation 2005 Stock Incentive Plan;

For	Against	Withheld
8,204,145	347,710	122.780

Proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent auditors for the year ended December 31, 2005.

For	Against	Abstain
9,870,668	58,881	27,573

Item 5. Other Information

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed/floating rate Preferred Securities. The Company purchased $1.1 million of common securities of the Trust IV. The Preferred Securities are fixed at a rate of 6.03% for six years and then are variable at three month London Interbank Offer Rate Index (LIBOR) plus 1.82%. The Preferred Securities have a stated maturity of thirty years. The Trust IV’s obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

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

ESB FINANCIAL CORPORATION

Date: May 9, 2005	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer