Form 10-Q
period 2005-09-30
ESB FINANCIAL CORP
filed 2005-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2005:

Common Stock, $0.01 par value	13,806,992 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2005 and December 31, 2004 (Unaudited)

(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
Assets
Cash on hand and in banks	$9,502	$6,100
Interest-earning deposits	11,905	7,470
Federal funds sold	2,460	4,133

Cash and cash equivalents	23,867	17,703
Securities available for sale; cost of $1.1 billion and $920.4 million	1,125,190	929,794
Loans receivable, net of allowance for loan losses of $4,612 and $3,940	518,501	343,524
Accrued interest receivable	9,241	7,843
Federal Home Loan Bank (FHLB) stock	37,175	31,607
Premises and equipment, net	11,509	9,592
Real estate acquired through foreclosure, net	1,175	1,303
Real estate held for investment	14,000	12,612
Goodwill	41,682	7,127
Intangible assets	4,319	500
Bank owned life insurance	26,280	25,586
Prepaid expenses and other assets	18,966	7,324

Total assets	$1,831,905	$1,394,515

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$829,613	$580,346
FHLB advances	702,343	601,242
Repurchase agreements	82,000	67,000
Other borrowings	18,641	19,320
Junior subordinated notes	51,351	15,211
Advance payments by borrowers for taxes and insurance	1,116	1,642
Accrued expenses and other liabilities	16,087	11,953

Total liabilities	1,701,151	1,296,714

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value, 30,000,000 shares authorized;	138	109
13,807,318 and 10,930,281 shares issued;
13,318,539 and 10,682,556 shares outstanding
Additional paid-in capital	100,669	60,940
Treasury stock, at cost; 488,779 and 247,725 shares	(6,551)	(3,394)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,746)	(5,518)
Unvested shares held by Management Recognition Plan (MRP)	(254)	(332)
Retained earnings	44,594	40,408
Accumulated other comprehensive (loss) income, net	(3,096)	5,588

Total stockholders’ equity	130,754	97,801

Total liabilities and stockholders’ equity	$1,831,905	$1,394,515

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$7,696	$5,060	$21,459	$15,220
Taxable securities available for sale	11,317	8,671	32,356	25,896
Tax free securities available for sale	1,438	1,282	4,171	3,702
FHLB stock	241	108	701	293
Deposits with banks and federal funds sold	68	22	150	51

Total interest income	20,760	15,143	58,837	45,162

Interest expense:
Deposits	4,564	2,732	12,248	8,101
Borrowed funds	7,808	6,110	21,236	17,632
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	797	200	2,129	637

Total interest expense	13,169	9,042	35,613	26,370

Net interest income	7,591	6,101	23,224	18,792
Provision for loan losses	67	57	69	298

Net interest income after provision for loan losses	7,524	6,044	23,155	18,494

Noninterest income:
Fees and service charges	945	551	2,466	1,750
Net gain on sale of loans	8	7	19	40
Increase of cash surrender value of bank owned life insurance	237	237	695	702
Net realized gain on sale of securities available for sale	129	—	129	943
Income from real estate joint ventures	339	642	1,038	1,472
Other	98	125	467	350

Total noninterest income	1,756	1,562	4,814	5,257

Noninterest expense:
Compensation and employee benefits	3,271	2,855	9,613	8,589
Premises and equipment	647	497	1,867	1,380
Federal deposit insurance premiums	27	21	81	67
Data processing	516	393	1,421	1,176
Amortization of intangible assets	238	43	620	129
Minority interest	118	267	380	585
Loss on early extinguishment of debt	—	—	—	844
Advertising	106	92	375	240
Other	927	633	2,900	2,154

Total noninterest expense	5,850	4,801	17,257	15,164

Income before provision for income taxes	3,430	2,805	10,712	8,587
Provision for income taxes	539	205	1,743	1,187

Net income	$2,891	$2,600	$8,969	$7,400

Net income per share
Basic	$0.22	$0.26	$0.72	$0.73
Diluted	$0.22	$0.25	$0.70	$0.70
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	12,874,470	10,154,736	12,516,268	10,195,370
Weighted average shares and share equivalents outstanding	13,107,929	10,496,428	12,786,184	10,582,279

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2005 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) income, net of tax	Total stockholders’ equity
Balance at January 1, 2005	$109	$60,940	$(3,394)	$(5,518)	$(332)	$40,408	$5,588	$97,801

Comprehensive results:
Net income	—	—	—	—	—	8,969	—	8,969
Other comprehensive loss, net							(8,167)	(8,167)
Reclassification adjustment	—	—	—	—	—	—	(517)	(517)

Total comprehensive results	—	—	—	—	—	8,969	(8,684)	285
Common stock issued as a result of the acquisition of PHSB Financial Corp.	29	39,473	—	—	—	—	—	39,502
Cash dividends at $0.30 per share	—	—	—	—	—	(3,874)	—	(3,874)
Purchase of treasury stock, at cost (326,196 shares)	—	—	(4,378)	—	—	—	—	(4,378)
Reissuance of treasury stock for stock option exercises	—	—	1,221	—	—	(909)	—	312
Principal payments on ESOP debt	—	149	—	772	—	—	—	921
Effect of compensatory stock options		98						98
Unvested shares in MRP		9			(9)			—
Accrued compensation expense MRP	—	—	—	—	87	—	—	87

Balance at September 30, 2005	$138	$100,669	$(6,551)	$(4,746)	$(254)	$44,594	$(3,096)	$130,754

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$8,969	$7,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	902	427
Provision for loan losses	69	298
Amortization of premiums and accretion of discounts	2,878	2,477
Origination of loans available for sale	(1,319)	(2,494)
Proceeds from sale of loans available for sale	1,319	2,494
Gain on sale of securities available for sale	(129)	(943)
Amortization of intangible assets	653	183
Compensation expense on ESOP and MRP	997	1,028
(Increase) decrease in accrued interest receivable	(1,398)	407
(Increase) decrease in prepaid expenses and other assets	(7,185)	43
Increase (decrease) in accrued expenses and other liabilities	4,134	(717)
Other	(1,187)	(1,281)

Net cash provided by operating activities	8,703	9,322

Investing activities:
Loan originations and purchases	(144,345)	(120,964)
Purchases of:
Securities available for sale	(351,766)	(184,516)
Interest Rate Cap Contracts	—	(215)
FHLB stock	(5,568)	(808)
Fixed assets	(526)	(689)
Principal repayments of:
Loans receivable	114,403	101,160
Securities available for sale	164,786	168,774
Proceeds from the sale of:
Securities available for sale	119,772	9,601
REO	127	120
Acquisition of assets from PHSB
Loans	(145,929)	—
Fixed assets	(3,762)	—
Securities	(143,260)	—
Goodwill and intangible asset	(39,026)
Sales of Fixed Assets	1,459	—
(Increases) decreases to real estate held for investment	(1,388)	704
Payment for purchase of PHSB	39,502	—

Net cash used in investing activities	(395,521)	(26,833)

Financing activities:
Net increase (decrease) in deposits	17,835	(27,605)
Net deposits from PHSB	231,432	—
Acquisition of borrowings from PHSB	27,860	—
Proceeds from long-term borrowings	217,280	135,000
Repayments of long-term borrowings	(111,677)	(86,055)
Net (decrease) increase in short-term borrowings	(18,041)	22,347
Issuance of preferred debt	36,083	—
Redemption of guaranteed preferred beneficial interest	—
in subordinated debt	—	(20,052)
Proceeds received from exercise of stock options	312	394
Dividends paid	(3,750)	(3,231)
Payments to acquire treasury stock	(4,352)	(2,464)

Net cash provided by financing activities	392,982	18,334

Net increase in cash equivalents	6,164	823
Cash equivalents at beginning of period	17,703	15,330

Cash equivalents at end of period	$23,867	$16,153

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2005 and 2004 (Unaudited)

(Dollar amounts in thousands)

	Nine months September 30,
	2005	2004
Supplemental information:

Interest paid	$36,727	$25,147
Income taxes paid	1,574	1,398

Supplemental schedule of non-cash investing and financing activities:

Dividends declared but not paid	1,325	1,071

The Company purchased all of the common stock of PHSB for $39.5 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	338,063	—
Stock issued for the purchase of PHSB common stock	(39,502)	—
Cash paid for PHSB common stock	(40,238)	—
Liabilities assumed	(292,878)	—

	(34,555)	—

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

The results of operations for the three and nine month periods ended September 30, 2005 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2005, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure provision of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock Based Compensation- Transition and Disclosure.” Under APB No. 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the time of grant. The disclosure provisions of FAS 148 require the presentation of net income and earnings per share assuming the reporting of compensation expense under FAS No. 123 “Accounting for Stock Based Compensation,” whereby the estimated fair value of the options is amortized to expense over the vesting period. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2005 and September 30, 2004. There were no options issued during the nine months ended September 30, 2004. The Company issued 82,300 options with a weighted average exercise price of $12.20 and 18,610 options with a weighted average exercise price of $12.40 during the nine month period ended September 30, 2005. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

(Dollar amounts in thousands, except share data)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income, as reported	$8,969	$7,400
Compensation expense, under FAS 123, net of tax	(246)	0

Pro forma net income	$8,723	$7,400
Basic net income per share, as reported	$0.72	$0.73
Pro forma basic net income per share	$0.70	$0.73
Diluted net income per share, as reported	$0.70	$0.70
Pro forma diluted net income per share	$0.68	$0.70

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

As of September 30, 2005, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At September 30, 2005, derivatives with a fair value of $362,000 were included in other assets. The change in net unrealized losses during the quarter and nine months ended September 30, 2005, of $163,000 and $89,000, respectively for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three and nine months ended September 30, 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $28,000 reclassified out of other comprehensive income into interest expense during the quarter ended September 30, 2005 and $53,000 during the nine months ended September 30, 2005. During the remainder of 2005, the Company estimates that approximately $37,000 will be reclassified from other comprehensive income to interest expense.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Acquisition of PHSB

Effective February 11, 2005, the Company completed its acquisition of PHSB Financial Corporation (PHSB), a Pennsylvania corporation and bank holding company for Peoples Home Savings Bank. PHSB was primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products, commercial loans and consumer loans, which primarily consist of automobile loans. The merger created a resultant banking institution with increased presence in Lawrence and Beaver counties in western Pennsylvania. Each share of PHSB common stock was exchanged for either $27.00 in cash or 1.966 shares of Company common stock. The total merger consideration was paid 50% in Company common stock and 50% in cash. In exchange for all of the outstanding common stock of PHSB, the Company paid approximately $79.7 million in cash and issued approximately 2.9 million shares of Company common stock. The transaction was funded primarily through the issuance of $35.0 million of fixed rate trust preferred securities. The transaction was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of PHSB were recorded at their fair values as of the acquisition date. The amount of contractual obligations, severance or other plan payments, which were $4.4 million, were capitalized and included in the calculation of goodwill associated with the acquisition. The goodwill and core deposit intangible recorded in the transaction were approximately $32.5 million and $4.5 million, respectively. As prescribed under the purchase method of accounting, the results of operations of PHSB from the date of acquisition were included in the Company’s financial statements for the three and nine months ended September 30, 2005.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2004.

(Dollar amounts in thousands, except per share)	Nine Months Ended September 30,
	2005	2004
Interest Income	$60,583	$56,832
Interest Expense	36,660	33,456

Net Interest Income	23,923	23,376
Provision for loan losses	129	598

Net Interest Income after provision for loan losses	23,794	22,778
Non Interest Income	4,944	7,805
Non Interest Expense	27,976	31,260

Income before income taxes	762	(677)
Income taxes benefit	(1,730)	(1,332)

Net income including restructuring charges.	2,492	655

Restructuring charges of $9,844, net of tax benefit of $2,958	6,886	6,886

Net income excluding restructuring charges	$9,378	$7,541

Net income per share including restructuring charges
Basic	$0.16	$0.05
Diluted	$0.16	$0.05

Net income per share excluding restructuring charges
Basic	$0.61	$0.58
Diluted	$0.60	$0.56

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

(Dollar amounts in thousands)	Nine months ended September 30, 2005
Compensation and benefits	$6,358
Depreciation expense	76
Professional fees	825
Early extinguishment of debt	2,333
Acceleration of contracts	252

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

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $150,000 and $195,000 at September 30, 2005 and December 31, 2004, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $47,500 and $58,750 at September 30, 2005 and December 31, 2004, respectively, and are amortized on a level yield basis.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable at three month LIBOR plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of September 30, 2005:
Trust preferred securities	$500	$—	$(7)	$493
Municipal securities	116,236	5,921	(23)	122,134
Equity securities	1,598	260	(31)	1,827
Corporate bonds	85,208	653	(1,283)	84,578
Mortgage-backed securities	925,447	2,171	(11,460)	916,158

	$1,128,989	$9,005	$(12,804)	$1,125,190

December 31, 2004:
Trust Preferred securities	$500	$—	$(18)	$482
U.S. Government securities	5,986	487	—	6,473
Municipal securities	106,622	6,012	(193)	112,441
Equity securities	973	352	—	1,325
Corporate bonds	99,290	1,948	(1,770)	99,468
Mortgage-backed securities	707,072	6,287	(3,754)	709,605

	$920,443	$15,086	$(5,735)	$929,794

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

As of September 30, 2005

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$493	$7	1	$493	$7
Municipal securities	1	881	2	4	2,501	21	5	3,382	23
Equity Securities	3	594	31	—	—	—	3	594	31
Corporate bonds	—	2,008	10		787	1,273	0	2,795	1,283
Mortgage-backed securities	123	494,557	5,090	73	587,807	6,370	196	1,082,364	11,460

	127	$498,040	$5,133	88	$591,588	$7,671	205	$1,089,628	$12,804

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2005	December 31, 2004
Loans Receivable
Mortgage loans:
Residential - single family	$208,393	$155,971
Residential - multi family	37,002	35,565
Commercial real estate	65,607	53,446
Construction	68,164	61,061

Subtotal mortgage loans	379,166	306,043
Other loans:
Consumer loans	138,398	58,066
Commercial business	20,574	8,271

Subtotal other loans	158,972	66,337

Total loans	538,138	372,380
Less:
Allowance for loan losses	4,612	3,940
Deferred loan fees and net discounts	(2,855)	248
Loans in process	17,880	24,668

	$518,501	$343,524

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2005	$3,940
Addition of PHSB allowance for loan losses	1,406
Provision for loan losses	69
Charge offs	(873)
Recoveries	70

Balance, September 30, 2005	$4,612

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2005		December 31, 2004
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$54,697	6.6%	$23,563	4.1%
NOW account deposits	84,414	10.2%	58,553	10.1%
Money Market deposits	57,825	7.0%	49,332	8.5%
Passbook account deposits	119,959	14.5%	94,439	16.3%
Time deposits	512,718	61.7%	354,459	61.0%

	$829,613	100.0%	$580,346	100.0%

Time deposits mature as follows:

Within one year	$329,755	39.7%	$226,726	39.0%
After one year through two years	100,034	12.0%	64,381	11.1%
After two years through three years	60,173	7.3%	48,173	8.3%
After three years through four years	10,406	1.2%	4,667	0.8%
After four years through five years	7,753	0.9%	7,484	1.3%
Thereafter	4,597	0.6%	3,028	0.5%

	$512,718	61.7%	$354,459	61.0%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2005		December 31, 2004
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.95%	$248,827	3.63%	$256,718
Due beyond 12 months but within 2 years	3.64%	199,068	3.77%	136,491
Due beyond 2 years but within 3 years	3.93%	203,711	3.47%	147,732
Due beyond 3 years but within 4 years	4.28%	20,680	3.35%	60,060
Due beyond 4 years but within 5 years	6.61%	10,000	8.39%	180
Due beyond 5 years	4.80%	20,057	1.00%	61

		$702,343		$601,242

Repurchase agreements:
Due within 12 months	3.97%	$37,000	2.14%	$57,000
Due beyond 12 months but within 2 years	4.01%	20,000	—	—
Due beyond 2 years but within 3 years	4.32%	25,000
Due beyond 3 years but within 4 years	—	—	3.81%	10,000

		$82,000		$67,000

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	945	5.25%	945
Due beyond 4 years but within 5 years	5.25%	945	5.25%	945
Due beyond 5 years	5.25%	236	5.25%	945

		$4,961		$5,670

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	1,500	5.55%	1,500
Due beyond 2 years but within 3 years	5.55%	1,500	5.55%	1,500
Due beyond 3 years but within 4 years	5.55%	9,000	5.55%	9,000

		$13,500		$13,500

Treasury tax and loan note payable	3.75%	$180	2.03%	$150

Included in the $702.3 million of FHLB advances at September 30, 2005 is approximately $55.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income	$2,891	$2,600

Weighted-average common shares outstanding	12,874	10,155

Basic earnings per share	$0.22	$0.26

Weighted-average common shares outstanding	12,874	10,155

Common stock equivalents due to effect of stock options	234	341

Total weighted-average common shares and equivalents	13,108	10,496

Diluted earnings per share	$0.22	$0.25

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income	$8,969	$7,400

Weighted-average common shares outstanding	12,516	10,195

Basic earnings per share	$0.72	$0.73

Weighted-average common shares outstanding	12,516	10,195

Common stock equivalents due to effect of stock options	270	387

Total weighted-average common shares and equivalents	12,786	10,582

Diluted earnings per share	$0.70	$0.70

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 503,929 and 593,938 at September 30, 2005 and September 30, 2004, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 93,760 shares of common stock at a weighted average exercise price of $15.35, 90,220 at a weighted average exercise price of $14.50, 82,300 at a weighted average exercise price of $12.20 and 18,610 at a weighted average exercise price of $12.40 were outstanding as of September 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire in November 2013, November 2014 and June 2015. Options to purchase 94,510 shares of common stock at a weighted average exercise price of $15.35 per share were outstanding as of September 30, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire in November 2013.

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

(Dollar amounts in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net Income:	$2,891	$2,600
Other Comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of ($3,263) in 2005, $3,753 in 2004	(6,335)	7,286
Securities gains reclassified into earnings, net of tax benefit of $266 in 2005	(517)	—
Fair value adjustment on derivatives, net of tax benefit of $84 in 2005, $192 in 2004	(163)	(374)

Other Comprehensive income (loss)	(7,015)	6,912

Comprehensive Income (loss)	$(4,124)	$9,512

(Dollar amounts in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net Income:	$8,969	$7,400
Other Comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit of ($4,161) in 2005, ($707) in 2004	(8,078)	(1,372)
Securities gains reclassified into earnings, net of tax benefit of $266 in 2005 and $316 in 2004.	(517)	(614)
Fair value adjustment on derivatives, net of tax benefit of ($45) in 2005, ($322) in 2004	(89)	(626)

Other Comprehensive loss	(8,684)	(2,612)

Comprehensive loss	$285	$4,788

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20, this targeted benefit percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2005, the participants in the plan had credited service under the SERP ranging from 14 to 27 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2005:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Components of net periodic pension cost
Service cost	$11	$10	$33	$30
Interest cost	19	17	57	51
Amortization of prior service cost	10	11	30	33

Net periodic pension cost	$40	$38	$120	$114

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Components of net periodic pension cost
Service cost	$4	$4	$12	$12
Interest cost	7	7	21	21
Amortization of prior service cost	15	15	45	40

Net periodic pension cost	$26	$26	$78	$73

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2005 have remained unchanged from the disclosures presented in the ESB’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

ESB Financial Corporation (ESB or the Company) is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank, ( the Bank). ESB Bank currently operates 23 branches.

During the three months ended September 30, 2005, the Company had net income of $2.9 million, an increase of 11.2% when compared to net income of $2.6 million for the quarter ended September 30, 2004 and diluted earnings per share were $0.22 an 11.8% decrease over the same period in the prior year. During the nine month period ended September 30, 2005 the Company’s reported net income of $9.0 million an increase of 21.2% when compared to net income of $7.4 million for the nine months ended September 30, 2004, while diluted earnings per share were flat compared to the same period last year. The increase in net income and the decline in earnings per share for the third quarter of 2005, as compared to the 2004 quarter were primarily due to the acquisition of PHSB on February 11, 2005 and increased pressure on the Company’s net interest margin due to rising interest rates.

During the period ended September 30, 2005 short and mid-term interest rates rose between 100 and 130 basis points causing a flattening of the yield curve and subsequent downward pressure on net interest income. Although the Company was able to offset a portion of that decrease by successfully integrating Peoples Home Savings Bank (PHSB) into the Company, which was acquired on February 11, 2005, and achieving some cost savings by combining three of the PHSB branches into ESB and closing the Springdale office of ESB Bank, however the Company’s net income was negatively impacted.

The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of Federal Home Loan Bank (FHLB) advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. The Company, as part of its interest rate risk strategy, continues to pursue the policy of locking in long-term advances during periods of low interest rates. The Company has recently experienced some compression as the Federal Reserve continues to raise short term interest rates at a measured pace. The Federal Reserve has raised its fed funds rates 275 basis points since June 2004. Traditionally, as short term interest rates rise the cost of the Company’s wholesale borrowings rise accordingly and cause some compression to the Company’s net interest margin.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) purchasing interest rate caps hedged against short term borrowings; (3) providing structure in the investment portfolio in the form of corporate bonds and municipal securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords it the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.9 million for the three months ended September 30, 2005, as compared to net income of $2.6 million for the same period in the prior year. The $291,000, or 11.2%, increase in net income for the quarter ended September 30, 2005, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses and non-interest income of $1.5 million and $194,000, respectively, partially offset by increases in non-interest expense and provision for income taxes of $1.0 million and $334,000, respectively.

The Company recorded net income of $9.0 million for the nine months ended September 30, 2005, as compared to net income of $7.4 million for the same period in the prior year. The $1.6 million, or 21.2%, increase in net income for the nine months ended September 30, 2005, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $4.7 million, partially offset by a decrease in non-interest income of $442,000 and increases in non-interest expense and provision for income taxes of $2.1 million and $556,000, respectively.

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

Net interest income increased $1.5 million, or 24.4%, to $7.6 million for the three months ended September 30, 2005, compared to $6.1 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $5.6 million, partially offset by an increase in interest expense of $4.1 million.

Net interest income increased $4.4 million, or 23.6%, to $23.2 million for the nine months ended September 30, 2005, compared to $18.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $13.7 million, partially offset by an increase in interest expense of $9.2 million.

Interest income. Interest income increased $5.6 million, or 37.1%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and Federal Home Loan Bank stock of $2.6 million, $2.8 million and $133,000, respectively.

Interest earned on loans receivable increased $2.6 million, or 52.1%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $174.5 million, or 51.2%, to $515.0 million for the three months ended September 30, 2005 compared to $340.6 million for the same period in the prior year. This increase was enhanced by a slight increase in the yield on the loans to 6.00% for the three months ended September 30, 2005 from 5.94% for the same period in the prior year. The increase in the average balance of loans outstanding is primarily attributable to the acquisition of PHSB in February 2005 in which the Company acquired approximately $146.0 million in loans receivable as well as increases in the indirect auto portfolio and mortgage lending portfolios since the acquisition.

Interest earned on securities increased $2.8 million, or 28.2%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $212.5 million, or 23.3%, to $1.1 billion at September 30, 2005 from $912.8 million for the same period in the prior year, and to a lesser extent an increase in the tax equivalent yield on securities to 4.79% for the three months ended September 30, 2005 from 4.65% for the same period in the prior year. The increase in the average balance of securities between the periods was primarily related to the acquisition of $143.3 million of securities with the acquisition of PHSB in February 2005, as well as purchases of securities as part of the Company’s wholesale strategy.

Interest income increased $13.7 million, or 30.3%, for the nine months ended September 30, 2005, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and FHLB stock of $6.2 million, $6.9 million and $408,000, respectively.

Interest earned on loans receivable increased $6.2 million, or 41.0%, for the nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $145.3 million, or 43.2%, to $481.9 million for the nine months ended September 30, 2005 compared to $336.6 million for the same period in the prior year. This increase was partially offset by a decline in the yield on the loans to 6.01% for the nine months ended September 30, 2005 from 6.03% for the same period in the prior year. The increase in the average balance of loans outstanding is primarily attributable to the acquisition of PHSB in February 2005 in which the Company acquired approximately $146.0 million in loans receivable as well as increases in the indirect auto and mortgage loan portfolio since the acquisition.

Interest earned on securities increased $6.9 million, or 23.4%, for the nine months ended September 30, 2005 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of securities outstanding of $167.2 million, or 18.4%, to $1.1 billion for the nine months ended September 30, 2005 compared to $910.2 million for the same period in the prior year and to a lesser extent an increase in the yield on the securities to 4.78% for the nine months ended September 30, 2005 from 4.61% for the same period in the prior year. The increase in the average balance of securities between the periods was primarily related to the acquisition of PHSB in February 2005.

These changes are reflected in the quarterly rate volume report presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $4.1 million, or 45.6%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes, related to trust preferred securities, of $1.8 million, $1.7 million and $597,000, respectively.

Interest incurred on deposits increased $1.8 million, or 67.1%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $210.7 million, or 37.7%, to $770.2 million for the three months ended September 30, 2005, compared to $559.5 million for the same period in the prior year. This increase is primarily due to the acquisition of PHSB in February 2005 which increased the Company’s deposits by approximately $231.0 million. Additionally, the cost of interest-bearing deposits increased to 2.35% from 1.94% for the quarters ended September 30, 2005 and 2004, respectively. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $1.7 million, or 27.8%, for the three months ended September 30, 2005 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $124.2 million, or 18.5%, to $797.4 million for the three months ended September 30, 2005 compared to $673.2 million for the same period in the prior year and to a lesser extent an increase in the cost of funds funds to 3.83% from 3.55% for the quarters ended September 30, 2005 and 2004, respectively.

Interest expense increased $9.2 million, or 35.1%, for the nine months ended September 30, 2005, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes, related to trust preferred securities, of $4.1 million, $3.6 million and $1.5 million, respectively.

Interest incurred on deposits increased $4.1 million, or 51.1%, for the nine months ended September 30, 2005, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $174.6 million, or 31.0%, to $737.8 million for the nine months ended September 30, 2005, compared to $563.3 million for the same period in the prior year. This increase is primarily due to the acquisition of PHSB in February 2005 which increased the Company’s deposits by approximately $231.0 million. Additionally, the cost of interest-bearing deposits increased to 2.22% from 1.92% for the nine months ended September 30, 2005 and 2004, respectively.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $5.1 million, or 27.9%, for the nine months ended September 30, 2005 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $97.0 million, or 14.7%, to $758.6 million for the nine months ended September 30, 2005 compared to $661.7 million for the same period in the prior year and to a lesser extent to an increase in the cost of these funds to 3.69% from 3.50% for the nine months ended September 30, 2005 and 2004.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. In January 2004, the Company entered into a loan agreement with First Tennessee Bank, National Association to borrow $15.0 million at a fixed interest rate of 5.55% and a stated maturity of five years. The proceeds were used to redeem the remaining $20.3 million of the preferred securities of PennFirst Capital Trust I, which were at an interest rate of 8.625%. In February 2005, the Company issued $35.0 million fixed/floating rate preferred securities at a rate of 6.03% to fund the acquisition of PHSB. This caused the interest incurred on these borrowings to increase by $597,000 due primarily to an increase in the average balance of $36.2 million to $51.3 million for the three months ended September 30, 2005 compared to $15.2 million for the same period in the prior year and to a lesser extent to an increase in the cost of these funds to 6.10% for the quarter ended September 30, 2005 from 5.24% for the same period in the prior year. The interest incurred on these borrowings increased by $1.5 million due primarily to an increase in the average balance of $29.0 million to $45.3 million for the nine months ended September 30, 2005 compared to $16.3 million for the same period in the prior year, and to a lesser extent to an increase in the cost of these funds to 6.22% for the nine months ended September 30, 2005 from 5.22% for the same period in the prior year.

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

	Three months ended September 30,
	2005				2004
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$955,762	$10,750	4.50%		$759,332	$8,369	4.41%
Taxable corporate bonds available for sale	51,257	567	4.33%		51,242	302	2.31%
Tax-exempt securities available for sale	118,267	1,438	7.37	%(1)	102,261	1,282	7.60	%(1)

	1,125,286	12,755	4.79	%(1)	912,835	9,953	4.65	%(1)

Mortgage loans	355,233	5,296	5.96%		267,772	4,096	6.12%
Tax-exempt loans	8,957	106	6.03	%(1)	—	—	—
Other loans	150,826	2,294	7.13%		72,785	964	5.27%

	515,016	7,696	6.00	%(1)	340,557	5,060	5.94%

Cash equivalents	17,899	68	1.51%		11,464	22	0.76%
FHLB stock	35,792	241	2.67%		32,078	108	1.34%

	53,691	309	2.28%		43,542	130	1.19%

Total interest-earning assets	1,693,993	20,760	5.08	%(1)	1,296,934	15,143	4.87	%(1)
Other noninterest-earning assets	133,999	—	—		80,652	—	—

Total assets	$1,827,992	$20,760	4.71	%(1)	$1,377,586	$15,143	4.58	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$270,296	$407	0.60%		$214,299	$257	0.48%
Time deposits	499,910	4,157	3.30%		345,216	2,475	2.85%

	770,206	4,564	2.35%		559,515	2,732	1.94%

FHLB advances	709,078	6,920	3.82%		602,847	5,598	3.63%
Repurchase Agreements	69,500	628	3.54%		55,333	299	2.11%
Other borrowings	18,852	260	5.40%		15,054	213	5.54%

	797,430	7,808	3.83%		673,234	6,110	3.55%

Preferred securities- fixed	36,083	567	6.15%		—	—	—
Preferred securities- adjustable	15,258	230	5.98%		15,183	200	5.24%

Total interest-bearing liabilities	1,618,977	13,169	3.20%		1,247,932	9,042	2.85%

Noninterest-bearing demand deposits	54,868	—	—		24,414	—	—
Other noninterest-bearing liabilities	19,901	—	—		10,862	—	—

Total liabilities	1,693,746	13,169	3.06%		1,283,208	9,042	2.77%
Stockholders’ equity	134,246	—	—		94,378	—	—

Total liabilities and equity	$1,827,992	$13,169	2.83%		$1,377,586	$9,042	2.58%

Net interest income		$7,591				$6,101

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.88	%(1)			2.02	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.02	%(1)			2.13	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine months ended September 30,
	2005				2004
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$912,450	$30,856	4.51%		$759,992	$25,090	4.40%
Taxable corporate bonds available for sale	51,253	1,500	3.86%		51,238	806	2.07%
Tax-exempt securities available for sale	113,779	4,171	7.41	%(1)	99,006	3,702	7.55	%(1)

	1,077,482	36,527	4.78	%(1)	910,236	29,598	4.61	%(1)

Mortgage loans	336,105	15,029	5.96%		265,184	12,120	6.09%
Tax-exempt loans	13,259	475	6.01	%(1)	—	—	—
Other loans	132,559	5,955	7.26%		71,414	3,100	5.78%

	481,923	21,459	6.01	%(1)	336,598	15,220	6.03%

Cash equivalents	17,952	150	1.12%		10,772	51	0.63%
FHLB stock	34,311	701	2.73%		31,754	293	1.23%

	52,263	851	2.17%		42,526	344	1.08%

Total interest-earning assets	1,611,668	58,837	5.07	%(1)	1,289,360	45,162	4.87	%(1)
Other noninterest-earning assets	124,882	—	—		81,901	—	—

Total assets	$1,736,550	$58,837	4.70	%(1)	$1,371,261	$45,162	4.58	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$264,133	$1,055	0.53%		$219,026	$778	0.47%
Time deposits	473,690	11,193	3.16%		344,247	7,323	2.84%

	737,823	12,248	2.22%		563,273	8,101	1.92%

FHLB advances	667,299	18,678	3.69%		602,182	16,321	3.56%
Repurchase Agreements	72,278	1,774	3.24%		45,222	686	1.99%
Other borrowings	19,069	784	5.42%		14,273	625	5.75%

	758,646	21,236	3.69%		661,677	17,632	3.50%

Preferred securities- fixed	30,069	1,396	6.12%		1,114	69	8.26%
Preferred securities- adjustable	15,239	733	6.43%		15,164	568	5.00%

Total interest-bearing liabilities	1,541,777	35,613	3.06%		1,241,228	26,370	2.81%

Noninterest-bearing demand deposits	48,160	—	—		23,683	—	—
Other noninterest-bearing liabilities	18,137	—	—		10,748	—	—

Total liabilities	1,608,074	35,613	2.94%		1,275,659	26,370	2.73%
Stockholders’ equity	128,476	—	—		95,602	—	—

Total liabilities and equity	$1,736,550	$35,613	2.72%		$1,371,261	$26,370	2.54%

Net interest income		$23,224				$18,792

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.01	%(1)			2.06	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.14	%(1)			2.16	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2005 and 2004 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, September 30, 2005 versus 2004 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$2,395	$407	$2,802
Loans	2,607	29	2,636
Cash equivalents	17	29	46
FHLB stock	14	119	133

Total interest-earning assets	5,033	584	5,617

Interest expense:
Deposits	1,169	663	1,832
FHLB advances	1,025	297	1,322
Repurchase agreements	91	238	329
Other borrowings	52	(5)	47
Preferred securities	555	42	597

Total interest-bearing liabilities	2,892	1,235	4,127

Net interest income	$2,141	$(651)	$1,490

(Dollar amounts in thousands)	Nine months ended September 30 2005 versus 2004 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$5,626	$1,303	$6,929
Loans	6,474	(235)	6,239
Cash equivalents	46	53	99
FHLB stock	25	383	408

Total interest-earning assets	12,171	1,504	13,675

Interest expense:
Deposits	2,769	1,378	4,147
FHLB advances	1,809	548	2,357
Repurchase agreements	535	553	1,088
Other borrowings	199	(40)	159
Preferred securities	1,341	151	1,492

Total interest-bearing liabilities	6,653	2,590	9,243

Net interest income	$5,518	$(1,086)	$4,432

Provision for loan losses. The provision for loan losses increased $10,000 to $67,000 for the quarter ended September 30, 2005, compared to a provision for loan losses of $57,000 for the same period last year. The provision for loan losses decreased $229,000 to $69,000 for the nine months ended September 30, 2005, compared to a provision for loan losses of $298,000 for the same period last year. These provisions were part of the normal operations of the Company for the quarter and nine months ended September 30, 2005. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions such as unemployment rates and personal bankruptcy filings, (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2005 amounted to $4.6 million, or 0.86% of the Company’s total loan portfolio, as compared to $3.9 million, or 1.06%, at December 31, 2004. The Company’s allowance for losses on loans as a percentage of non-performing loans was 111.8% and 165.2% at September 30, 2005 and December 31, 2004, respectively.

Non-interest income. Non-interest income increased $194,000, or 12.4%, for the three months ended September 30, 2005, compared to the same period in the prior year. This increase can be attributed to an increase in fees and service charges of $394,000 and net realized gain on sale of securities available for sale of $129,000, which was partially offset by decreases in income from real estate joint ventures and other income of $303,000 and $27,000, respectively.

Non-interest income decreased $443,000, or 8.4%, for the nine months ended September 30, 2005, compared to the same period in the prior year. This decrease can be attributed to decreases in net gain on sale of loans, net realized gain on sale of securities available for sale and income from real estate joint ventures of $21,000, $814,000 and $434,000, respectively, partially offset by increases in fees and service charges and other income of $716,000 and $117,000, respectively.

Fees and service charges increased $394,000, or 71.5%, for the three months ended September 30, 2005 compared to the same period in the prior year. These increases are primarily due to the merger with PHSB which expanded the number of savings accounts, NOW accounts and participation in our platinum overdraft program. These additional accounts resulted in NOW account and other savings accounts fees increasing by $191,000. The platinum overdraft program is a service provided by the Bank which enables customers limited ability to overdraft their checking accounts without the Bank returning the check. The increase in customers and accounts also resulted in increases to fees on loans, fees on debit cards, service fees on ATM machines and fees on visa loans of $74,000, 17,000, $69,000 and $29,000, respectively.

Fees and service charges increased $716,000, or 40.1%, for the nine months ended September 30, 2005 compared to the same period in the prior year. This increase can primarily be attributable to increases to fees earned on savings and NOW accounts, fees on loans, fees on debit cards, service fees on ATM machines and fees on visa loans of $460,000, $182,000, $46,000, $131,000 and $67,000, respectively, as well as a decrease to amortization of loan servicing rights of $21,000. Partially offsetting these increases was a decrease to prepayment fees on loans of $217,000 which was recorded in 2004 with the early payoff of two commercial loans.

Net realized gain on sales of securities increased $129,000 for the quarter ended September 30, 2005, compared to $0 for the same period in the prior year. Net realized gain on sales of securities decreased $814,000 to $129,000 for the nine months ended September 30, 2005 from $943,000 for the same period in the prior year. During 2004, the proceeds from the sales of these securities were used as a part of the Company’s strategy to restructure a portion of its fixed rate debt to improve the net interest margin.

Income from real estate joint ventures decreased $303,000, or 47.2%, to $339,000 for the quarter ended September 30, 2005, compared to $642,000 for the same period in the prior year and $434,000, or 29.5%, to $1.0 million for the nine months ended September 30, 2005, compared to $1.5 million for the same period in the prior year. The Company has a 51% ownership in five real estate joint ventures. In two of the joint ventures the Company participates in developing the land as well as constructing and selling duplexes and quad homes and in another the Company will participate in the construction of single family houses. A description of the joint ventures entered into during the nine months ended September 30, 2005 can be found in the discussion of changes in financial condition and a more complete description of the existing projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the three and nine month period ended September 30, 2005, the Company’s joint ventures experienced decreased sales and therefore decreased income over the same periods last year.

Non-interest expense. Non-interest expense increased $1.0 million, or 21.9%, to $5.9 million for the three months ended September 30, 2005 as compared to $4.8 million for the same period in the prior year. These increases can primarily be attributable to compensation and employee benefits, premises and equipment, data processing, amortization of intangible assets, advertising and other expenses of $416,000, $150,000, $123,000, $195,000, $14,000 and $294,000, respectively. These increases primarily resulted from acquiring the operations of PHSB in February 2005. The increases were partially offset by a decrease in minority interest related to the partner’s share of income from the joint ventures of $149,000.

Non-interest expense increased $2.1 million, or 13.8%, to $17.3 million for the nine months ended September 30, 2005 as compared to $15.2 million for the same period in the prior year. These increases can be attributable to increases in compensation and employee benefits, premises and equipment, data processing, amortization of intangible assets, advertising and other expenses of $1.0 million, $487,000, $245,000, $491,000, $135,000 and $746,000, respectively, partially offset by decreases to minority interest and loss on early extinguishment of debt of $205,000 and $844,000, respectively.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $416,000, or 14.6%, for the three months ended September 30, 2005. The increase was primarily related to increases to compensation expense and related taxes between the periods due to the normal salary increases and the acquisition of PHSB in February 2005. The average number of full-time equivalent employees increased to 265 at September 30, 2005 compared to 215 at September 30, 2004.

Compensation and employee benefits increased by $1.0 million, or 11.9%, for the nine months ended September 30, 2005. The increase was primarily related to increases to compensation expense and related taxes between the periods due to normal salary increases and the acquisition of PHSB in February 2005.

Data processing expenses increased by $123,000, or 31.3%, to $516,000 for the quarter ended September 30, 2005 as compared to $393,000 for the same period in the prior year and by $245,000, or 20.8%, to $1.4 for the nine months ended September 30, 2005 as compared to $1.2 million for the same period in the prior year. These increases are primarily related to two items, the first being the implementation in the latter part of 2004 of new web-based services being offered to customers of the Bank, such as internet banking, bill pay and mortgage originations, as well as enhancements to applications utilized to manage the daily operations of the Company. The implementation of these enhancements will provide the customer 24 hour access to their accounts and provide a competitive edge to the Company. Secondly, data processing costs increased due to the acquisition of PHSB in February 2005.

The Company did not incur any costs in 2005 for early extinguishment of debt. The loss on early extinguishment of debt was $844,000 for the nine months ended September 30, 2004. In 2004 this expense was incurred to write off the deferred debt issuance costs associated with the redemption of the remaining $20.3 million trust preferred debt of PennFirst Capital Trust I.

Premises and equipment increased $150,000, or 30.2%, to $647,000 for the quarter ended September 30, 2005 as compared to $497,000 for the same period in the prior year and $487,000, or 35.3%, to $1.9 million for the nine months ended September 30, 2005 as compared to $1.4 million for the same period in the prior year. These increases are primarily due to increases related to the acquisition of PHSB in February 2005.

Miscellaneous other expenses, which consist primarily of professional fees, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned increased by $294,000, or 46.4%, to $927,000 for the quarter ended September 30, 2005 as compared to $633,000 for the same period in the prior year and by $746,000, or 34.7%, to $2.9 million for the nine months ended September 30, 2005 as compared to $2.2 million for the same period in the prior year. Included in this category are various increases related to the acquisition of PHSB in February 2005.

Provision for income taxes. The provision for income taxes increased $334,000, or 162.9%, to $539,000 for the three months ended September 30, 2005, compared to $205,000 for the same period in the prior year. This increase in provision for income taxes reflects an effective tax rate of 15.7% for the quarter ended September 30, 2005 as compared to 7.3% for the same period in the prior year. The provision for income taxes increased $556,000, or 46.8%, to $1.7 million for the nine months ended September 30, 2005, compared to $1.2 million for the same period in the prior year. This increase in provision for income taxes reflects an effective tax rate of 16.3% for the nine months ended September 30, 2005 as compared to 13.8% for the same period in the prior year. These lower provisions for the three and nine month periods ended September 30, 2004 are primarily attributable to tax benefits the Company realized as a result of amended tax returns that were filed on behalf of the Company in the third quarter of 2004. The decrease to the provision in 2004 lowered the Company’s effective tax rate to 7.1% from 17.7% for the quarter ended September 30, 2004 and to 13.8% from 17.2% for the nine months ended September 30, 2004. The increase to the provision for income taxes is also indicative of the increases to pre-tax income between the periods.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $437.4 million, or 31.4%, to $1.8 billion at September 30, 2005, from $1.4 billion at December 31, 2004 primarily as a result of the acquisition of PHSB in February 2005. Cash and cash equivalents, securities available for sale, loans receivable, accrued interest receivable, FHLB Stock, premises and equipment, real estate held for investment, goodwill, intangible assets, prepaid expenses and other assets and bank owned life insurance (BOLI) increased by $6.2 million, $195.4 million, $175.0 million, $1.4 million, $5.6 million, $1.9 million, $1.4 million, $34.6 million, $3.8 million, $11.6 million and $694,000, respectively. Total liabilities increased $404.4 million, or 31.2%, to $1.7 billion at September 30, 2005, as compared to $1.3 billion as of December 31, 2004, and stockholders’ equity increased $33.0 million, or 33.7%, to $130.8 million at September 30, 2005 as compared to December 31, 2004. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds, junior subordinated notes and accrued expenses and other liabilities of $249.3 million, $115.4 million, $36.1 million, and $4.1 million, respectively. The increase to stockholders’ equity was primarily the result of common stock (and the related paid-in capital) issued in connection with the acquisition of PHSB in the amount of $39.5 million, and retained earnings of $4.2 million, partially offset by a decrease in accumulated other comprehensive loss of $8.7 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $6.2 million, or 34.8%, to $23.9 million at September 30, 2005 from $17.7 million at December 31, 2004. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $195.4 million, or 21.0%, to $1.1 billion at September 30, 2005 from $929.8 million at December 31, 2004. During the nine months ended September 30, 2005, the Company recorded purchases of available for sale securities of $351.8 million, consisting of purchases of mortgage-backed securities of $332.7 million, municipal bonds of $17.0 million and corporate bonds of $2.1 million. Offsetting the purchases of securities were sales of securities of $119.8 million and repayments and maturities of securities of $164.8 million during the nine months ended September 30, 2005. In addition, the securities portfolio decreased approximately $12.6 million due to decreases in market value. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

During the nine months ended September 30, 2005, the Company acquired approximately $143.3 million in securities as a result of the acquisition of PHSB. As part of the purchase accounting of the transaction, management restructured approximately $70.0 million of those securities, with no resulting gain or loss, by purchasing fixed and adjustable rate mortgage backed securities and municipal bonds.

The Company performed an impairment analysis of the investment portfolio as of September 30, 2005. The Company concluded that currently there are no securities that are deemed to be other than temporarily impaired.

The Company’s investment strategy during the third quarter of 2005 was primarily focused on the purchasing of fixed rate securities as the ten year Treasury bond rate maintained an average of approximately 4.21% throughout the quarter. The Company continued to purchase a limited amount of adjustable rate bonds and municipal bonds which add structure to the portfolio in the event that rates decline. Throughout the nine month period ended September 30, 2005, the Company purchased primarily fixed rate securities as the ten year Treasury bond has maintained an average rate of approximately 4.22%.

The securities portfolio is primarily funded by the Company’s borrowings. In the third quarter of 2005, this wholesale leverage strategy accounted for approximately $1.2 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $4.2 million. For the nine months ended September 30, 2005, the wholesale leverage strategy accounted for approximately $5.9 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $13.1 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $175.0 million, or 50.9%, to $518.5 million at September 30, 2005 from $343.5 million at December 31, 2004. Included in this increase were increases in mortgage loans of $73.1 million, or 23.9%, and other loans of $92.6 million, or 139.6%, as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $9.2 million, or 31.9%, during the nine months ended September 30, 2005. The increase to total loans receivable during the period was primarily due to the acquisition of PHSB resulting in an increase in the Company’s total loan portfolio of approximately $146.0 million. Approximately $55.2 million of the increase to other loans is related to the Company acquiring a new indirect auto loan portfolio in the PHSB acquisition; which has increased approximately $12.4 million since the acquisition of PHSB due to a favorable environment in the auto industry, an increased dealer base and efforts by the Company to expand this new line of business. The increase to loans receivable was partially offset by the maturity of approximately $18.0 million of loans to local school districts. School districts typically borrow these funds for a one year term and then re-borrow for their next fiscal year that begins in July. However due to regulation changes applicable to the school districts the Bank has only recovered approximately $4.0 million in maturities.

Loans held for sale. The Company did not have any loans held for sale at either the period ended September 30, 2005 or December 31, 2004

Non-performing assets. Non-performing assets include non-accrual loans, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). Non-performing assets amounted to $5.4 million, or 0.29%, of total assets at September 30, 2005 and $3.7 million, or 0.26%, of total assets at December 31, 2004. The increase is primarily due to an increase in non-performing loans partially offset by decreases in REO’s and TDR’s.

FHLB Stock. FHLB stock increased $5.6 million, or 17.6%, to $37.2 million at September 30, 2005 compared to $31.6 million at December 31, 2004. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment increased by $1.4 million, or 11.0%, to $14.0 million during the nine months ended September 30, 2005. This increase is a result of the addition of two new joint ventures during 2005. The first new joint venture, Cobblestone Village, LP, consists of a 51% interest in a limited partnership with one of the local developers involved in the Company’s existing project Brandy One. Cobblestone Village, LP purchased approximately 33 acres in Adams Township, Butler County, PA, in June 2005 to develop the land into a 100-unit quadplex housing development. The second new joint venture, The Meadows at Hampton, LP consists of a 51% interest in an LP with a local developer. The Meadows at Hampton, LP purchased approximately 42 acres in Hampton Township, Allegheny County, PA, in June 2005 to develop the land into a 64 unit duplex housing project. ESB Bank is providing financing for these projects. A complete description of the existing projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Premises and Equipment. The Company’s premises and equipment increased $1.9 million, or 20.0%, to $11.5 million at September 30, 2005 compared to $9.6 million at December 31, 2004. This increase is primarily due to the acquisition of the fixed assets of PHSB of approximately $3.8 million, partially offset by the subsequent sale of properties acquired in the acquisition of $2.1 million.

Goodwill and Intangible assets. Goodwill and intangible assets increased $38.4 million to $46.0 million at September 30, 2005 from $7.6 million at December 31, 2004. The increase primarily resulted from the recording of goodwill of $34.5 million and a core deposit intangible of $4.5 million as a result of the acquisition of PHSB in February 2005, partially offset by normal amortization of the core deposit intangible of PHSB and prior acquisitions of approximately $614,000. The core deposit intangible resulting from the acquisition of PHSB will be amortized on a sum of the year’s digit basis over the estimated useful life of ten years. Amortization is expected to total $719,000, $741,000, $657,000, $576,000, $494,000 and $1.3 million for the years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $11.6 million to $19.0 million at September 30, 2005 from $7.3 million at December 31, 2004. The increase primarily resulted from the recording of an investment in tax credits and deferred tax asset from the acquisition of PHSB of $1.3 million and $3.0 million, respectively, as well as the investment in ESB Capital Trust IV of $1.1 million. ESB Capital Trust IV, a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities in conjunction with the financing of the acquisition of PHSB. In addition to the increases recorded due to the acquisition, the mark to market adjustment on the investment portfolio, in accordance with FAS 115, increased by $4.5 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $829.6 million, or 49.3%, of the Company’s total funding sources at September 30, 2005. Total deposits increased $249.3 million, or 42.9%, to $829.6 million at September 30, 2005 from $580.3 million at December 31, 2004. The increase in deposits is primarily related to the acquisition of PHSB which resulted in an increase to the Company’s deposits of approximately $231.0 million. Non-interest-bearing deposits increased $31.1 million while interest-bearing demand deposits and time deposits increased $59.9 million and $158.3 million, respectively, during the nine months ended September 30, 2005.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $151.6 million, or 21.6%, to $854.3 million at September 30, 2005 from $702.8 million at December 31, 2004. FHLB advances increased $101.1 million, or 16.8%, repurchase agreements and other borrowings increased $14.3 million, or 16.6% and junior subordinated notes increased $36.1 million, or 237.5% during the nine months ended September 30, 2005. Borrowed funds and deposits are two of the primary sources of funds for the Company. The increase in FHLB advances is a result of the acquisition of PHSB in February 2005. The increase to junior subordinated notes resulted from the issuance of approximately $35.0 million of trust preferred securities in February 2005 to fund the acquisition of PHSB.

Stockholders’ equity. Total stockholders’ equity increased $32.9 million, or 33.7%, to $130.8 million at September 30, 2005, from $97.8 million at December 31, 2004. The increase to stockholders’ equity was primarily the result of common stock (and the related paid-in capital) issued in connection with the acquisition of PHSB in the amount of $39.6 million, increases to retained earnings of approximately $4.2 million, which was partially offset by a decrease in accumulated other comprehensive income (loss) of $8.7 million.

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

As of September 30, 2005, the implementation of these asset and liability initiatives resulted in the following: (i) $204.4 million, or 38.0%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $74.3 million, or 31.4%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $386.7 million, or 42.2%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2005, the Company’s interest-earning assets maturing or repricing within one year totaled $558.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $773.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $215.9 million, or a negative 11.8%, of total assets. At September 30, 2005, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 72.1%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 5.0% of total assets to a negative 15.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 or 200 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2005 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2005 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2005 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.40)%	(0.97)%	(3.16)%	(6.12)%
Return on average equity - increase (decrease)	(0.66)%	(1.62)%	(5.37)%	(10.40)%
Diluted earnings per share - increase (decrease)	(1.28)%	(2.56)%	(6.41)%	(11.54)%
EVE - increase (decrease)	(20.08)%	(47.36)%	1.80%	(4.63)%

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

Net cash provided by operating activities totaled $8.7 million during the nine months ended September 30, 2005. Net cash provided by operating activities was primarily comprised an increase in accrued expenses and other liabilities of $4.1 million and net income of $9.0 million.

Funds used in investing activities totaled $395.5 million during the nine months ended September 30, 2005. Primary uses of funds during the nine months ended September 30, 2005, included $293.0 million for the acquisition of assets from PHSB and $39.0 million of goodwill and intangible asset from the acquisition, $351.8 million for purchases securities available for sale, $144.3 million for loan originations and purchases, $5.6 million for the purchase of FHLB Stock and $1.4 million for investments in additional joint ventures. These uses were partially offset by proceeds from the sale of securities available for sale of $119.8 million, principal repayments of loans and securities available for sale of $279.2 million and payment for the purchase of PHSB of $39.5 million.

Funds provided by financing activities totaled $393.0 million for the nine months ended September 30, 2005. The primary sources of funds included a net increase in deposits of $249.3 million, of which $231.4 million were deposits acquired from PHSB, $245.1 million in proceeds from long-term borrowings and $36.1 million in proceeds from the issuance of trust preferred debt used to finance the acquisition of PHSB. These sources were partially offset by uses of $111.7 million for the repayment of long-term borrowings, $4.4 million for the acquisition of treasury stock, $18.0 million for the repayment of short term borrowings and $3.8 million for the payments of dividends. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the nine months ended September 30, 2005, the Company incurred $217.3 million in long-term borrowings with a weighted average rate of 3.65% and the Company repaid $111.7 million of long-term borrowings with a weighted average rate of 3.11%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2005, the total approved loan commitments outstanding amounted to $21.4 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $65.1 million and the unadvanced portion of construction loans approximated $16.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $329.8 million.

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

On September 20, 2005, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable October 25, 2005, to shareholders of record at the close of business on September 30, 2005. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

The Company’s nonperforming assets at September 30, 2005 totaled approximately $5.4 million or 0.29% of total assets as compared to $3.7 million or 0.26% of total assets at December 31, 2004. The $1.7 million increase in nonperforming assets during the nine months ended September 30, 2005 was primarily attributable to an increase in nonperforming loans and repossessed vehicles of $1.9 million and $126,000, respectively partially offset by decreases in troubled debt restructuring and real estate owned of $217,000 and $128,000, respectively.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2005, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.3% and 15.6%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2004 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2005. Management believes there have been no material changes in the Company’s market risk since December 31, 2004.

Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (CEO) and chief financial officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter ended September 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect the Company’s consolidated financial position or results of operations. In November 2005, the Company settled a lawsuit related to a lease dispute between a subsidiary of the Company and a tenant. The settlement, a portion of which was previously reserved by the Company, resulted in a pretax expense of approximately $73,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2005	6,078	$13.02	6,078	344,782
August 1-31, 2005	26,501	12.41	26,501	318,281
September 1-30, 2005	5,647	11.82	5,647	312,634

Totals	38,226	$12.42	38,226	312,634

(1)	On December 23, 2004, the Company announced its new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 533,708 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: November 9, 2005	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer