Form 10-K
period 2005-12-31
ESB FINANCIAL CORP
filed 2006-03-13
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐.    Accelerated filer  ☒.    Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of June 30, 2005, the aggregate value of the 11,730,780 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,616,338 shares held by all directors and officers of the Registrant as a group, was approximately $154.3 million. This amount is based on the closing sales price of $13.15 per share of the Registrant’s Common Stock on June 30, 2005.

Number of shares of Common Stock outstanding as of March 3, 2006: 13,130,982

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated
1. Portions of the 2005 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 19, 2006 Annual Meeting of Stockholders	Parts II and III

ESB FINANCIAL CORPORATION

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	changes in the interest rate environment could reduce net interest income and could increase credit losses;

•	the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform;

•	acquisitions may result in one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, ESB Capital Trust II (the Trust II) , ESB Statutory Trust III (the Trust III) and ESB Capital Trust IV (the Trust IV) are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title closing services.

As of December 31, 2005, the Company had consolidated total assets of $1.9 billion and stockholders’ equity of $126.9 million. For the year ended December 31, 2005, the Company realized consolidated net income and diluted net income per share of $9.2 million and $0.71, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 23 offices, as of December 31, 2005, in Allegheny, Beaver, Butler and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

The Company is subject to examination and regulation by the Office of Thrift Supervision (OTS) as a savings and loan holding company. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund (SAIF). The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board), which governs the reserves required to be maintained against deposits and certain other matters.

On February 11, 2005, PHSB Financial Corporation (PHSB), the parent company of Peoples Home Savings Bank, was merged with and into the Company. Under the terms of the agreement, each stockholder of PHSB had the right to elect to receive either $27.00 in cash or 1.966 shares of Company common stock for each share of PHSB common stock owned. The total merger consideration was payable 50% in Company common stock and 50% cash.

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

Market Area

The Company’s primary market area includes Allegheny, Beaver, Butler and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, PA, and the Bank’s 23 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General. As of December 31, 2005, the Company’s net loans receivable amounted to $540.3 million or 29.2% of the Company’s total assets. Loans secured by real estate amounted to $408.5 million or 71.9% of total loans receivable. Consumer loans and commercial business loans amounted to $136.3 million or 24.0% and $23.5 million or 4.1%, respectively, of the Company’s total loan portfolio.

The Company’s lending activities are conducted through the Bank. The Company’s loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company’s market area. In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These loans include construction loans, commercial real estate loans and a variety of consumer loans. Most recently, via the acquisition of PHSB, the Company has begun origination of indirect automobile loans and credit card loans. Loans originated in the Company’s market area, both fixed and adjustable rate, are made primarily for retention in the Company’s own portfolio. The Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2005		2004		2003		2002		2001
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Real estate loans:
Residential - single family	$230,805	40.6%	$155,971	41.8%	$142,244	41.0%	$154,438	43.4%	$335,838	62.1%
Residential - multi family	36,401	6.4%	35,565	9.6%	42,057	12.2%	31,661	8.9%	29,154	5.4%
Commercial	69,453	12.2%	53,446	14.4%	46,502	13.4%	51,495	14.5%	48,869	9.0%
Construction	71,848	12.7%	61,061	16.4%	46,072	13.3%	40,778	11.5%	46,072	8.5%

Total real estate loans	408,507	71.9%	306,043	82.2%	276,875	79.8%	278,372	78.3%	459,933	85.0%

Other loans:
Consumer loans	136,296	24.0%	58,066	15.6%	59,222	17.1%	61,087	17.2%	65,815	12.2%
Commercial business loans	23,527	4.1%	8,271	2.2%	10,802	3.1%	16,080	4.5%	15,264	2.8%

Total other loans	159,823	28.1%	66,337	17.8%	70,024	20.2%	77,167	21.7%	81,079	15.0%

Total loans receivable	568,330	100.0%	372,380	100.0%	346,899	100.0%	355,539	100.0%	541,012	100.0%

Less:
Allowance for loan losses	4,864		3,940		4,062		4,237		5,147
Net deferred (costs) fees	(2,715)		248		150		88		483
Loans in process	25,904		24,668		20,233		11,890		14,309

Net loans receivable	$540,277		$343,524		$322,454		$339,324		$521,073

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2005. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$32,556	$72,065	$76,371	$227,515	$408,507
Consumer loans	30,350	68,847	26,748	10,351	136,296
Commercial business loans	15,541	5,974	1,610	402	23,527

	$78,447	$146,886	$104,729	$238,268	$568,330

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2005:

(Dollar amounts in thousands)	Fixed rates	Adjustable rates
Real estate loans	$292,108	$83,843
Consumer loans	91,292	14,654
Commercial business loans	6,363	1,623

	$389,763	$100,120

Fixed and adjustable rate loans represented $450.9 million or 79.4% and $117.4 million or 20.6%, respectively, of the Company’s total loan portfolio as of December 31, 2005.

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

Applications are obtained by loan officers who are full-time, salaried employees of the Company as well as through the Company’s mortgage banking correspondent relationships. The processing, underwriting and approval of all loans is performed at the Company’s Ellwood City and Wexford offices. The Company believes this centralized approach to evaluating such loan applications allows it to review, process and approve such applications more efficiently and effectively than would be afforded by a decentralized approach. The Company also believes that this approach enhances its ability to service and monitor these types of loans. The Company’s mortgage banking correspondents originate and process one-to-four family residential mortgage loans for a fee generally equal to 1% of the loan amount. Underwriting of these loans is performed by the Company.

As of December 31, 2005, $6.4 million or 1.1% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions. These loans are secured by real estate properties located within the U.S. and most were acquired by the Company in conjunction with the Company’s five acquisitions of financial institutions. There were no loan participation purchased by the Company during year ended December 31, 2005.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2005, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2005	2004	2003
Net loans receivable at beginning of period	$343,524	$322,454	$339,324

Loans associated with acquisition of PHSB	147,957	—	—

Originations:
Single-family residential real estate	63,166	66,664	90,668
Multi-family residential and commercial real estate	28,049	21,608	33,441
Construction	27,315	35,935	22,235
Consumer	69,748	26,780	36,971
Commercial business	19,477	7,103	5,271

	207,755	158,090	188,586
Repayments on loans	(157,144)	(136,307)	(205,733)
Transfers to real estate acquired through foreclosure	(118)	(598)	(275)
Other changes	(1,697)	(115)	552

Net loans receivable at end of period	$540,277	$343,524	$322,454

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

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual’s designated limits are referred to the officer with the requisite authority or the Officers’ Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approval authority equal to the FHLMC maximum conforming loan amount as revised from time to time for loans secured by residential real estate and up to $150,000 for all other loan types. Other members of the Officers’ Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers’ Loan Committee, which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending and any loan officer designated by the President and approved by the Board of Directors, is authorized to act on individual loan applications up to $2.0 million so long as all of the loans and commitments to the individual applicant do not aggregate above $2.0 million.

The third level of lending authority is reserved for the Board of Directors or the Board’s Executive Committee, which serve as the approval bodies for all individual loans above $2.0 million and loans to individual borrowers with aggregate loans and commitments above $2.0 million.

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

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2005, ESB was permitted to lend approximately $19.5 million to any one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $10.0 million. As of December 31, 2005, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2005, $230.8 million or 40.6% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2005, the Company had $71.8 million or 12.7% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements or under the aforementioned 100% LTV home equity product. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2005, acquisition and development loans were extended on 18 projects with $15.0 million outstanding under commitments approved in the aggregate amount of $29.2 million and builder lines-of-credit were extended to 23 builders with $16.1 million outstanding under lines approved in the aggregate amount of $39.6 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2005, the Company had $105.9 million, or 18.6% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2005, the Company’s consumer loan portfolio totaled $136.3 million or 24.0% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. Additionally, through the acquisition of PHSB, the company acquired a significant portfolio of indirect automobile loans and a smaller portfolio of credit card loans in 2005 and continues to originate these types of loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2005, the Company’s largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 20 years. As of December 31, 2005, $64.2 million or 47.1% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans were indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to access the applicant’s ability to repay and the adequacy of the financed vehicles collateral. As of December 31, 2005, $54.5 million or 40.0% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2005, commercial business loans amounted to $23.5 million or 4.1% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2005, the Company had $30.0 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

If the delinquency exceeds 60 days, the Company works with the borrower to set up a satisfactory repayment schedule. Loans are considered non-accruing upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company institutes foreclosure action on real estate secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee’s sale at which the Company may be the buyer.

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

As of December 31, 2005, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $5.1 million or 0.27% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2005, the Company’s classified and criticized assets amounted to $15.3 million with $6.0 million classified as substandard, no assets classified as doubtful, $188,000 classified as loss and $9.1 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2005	2004	2003	2002	2001
Non-accrual loans:
Real estate loans	$1,547	$1,283	$1,471	$2,137	$1,344
Commercial business loans	$1,042	$—	$—	$10	$859
Consumer loans	1,058	187	309	395	299

Total non-accrual loans	3,647	1,470	1,780	2,542	2,502

Total as a percentage of total assets	0.19%	0.11%	0.13%	0.19%	0.20%

Real estate acquired through foreclosure	1,245	1,303	1,164	1,092	1,590

Total as a percentage of total assets	0.07%	0.09%	0.09%	0.08%	0.13%

Troubled debt restructuring	175	915	—	—	—

Total as a percentage of total assets	0.01%	0.07%	—	—	—

Total non-performing assets	$5,067	$3,688	$2,944	$3,634	$4,092

Total non-performing assets as a percentage of total assets	0.27%	0.26%	0.22%	0.28%	0.32%

As of December 31, 2005, REO included a property valued at $1.1 million. This REO was originated as a commercial mortgage loan on a medical office building. The loan began to experience payment problems in 1997 after the loss of a major tenant that occupied one-third of the building. In June of 1998, when the delinquencies began to permanently exceed 90 days, the Bank initiated foreclosure proceedings. The borrower filed bankruptcy in September of 1998 and the Bank acquired the title to the property. An appraisal in June of 2000 indicated the value of the property to be approximately $1.7 million and the Bank wrote down the property to a value of approximately $1.5 million due to anticipated costs to carry and dispose of the property. An appraisal in January of 2002 indicated the value of the property to be approximately $1.3 million and the Bank wrote down the property to a value of approximately $1.1 million. During 2003, the Bank was successful in leasing a portion of the building and is currently actively attempting to lease the remainder of the building to realize its market value and enhance its marketability. An appraisal in September 2004 indicated the value of the property to be approximately $1.1 million, which is currently the value the Bank has on the property. The property was sold in February 2006 for approximately $1.1 million.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. Loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as a group. The Company allocates allowances based on the factors described above, which conform to the Company’s asset classification policy. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2005 of $4.9 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2005	2004	2003	2002	2001
Balance at beginning of period	$3,940	$4,062	$4,237	$5,147	$4,981

Allowance for loan losses of acquired companies	1,406	—	—	—	154

Provision for (recovery of) loan losses	568	206	(106)	(410)	47

Charge-offs
Real estate loans	(401)	(223)	—	(15)	(7)
Commercial business loans	(78)	(8)	(10)	(482)	(9)
Consumer loans	(672)	(153)	(77)	(45)	(28)

	(1,151)	(384)	(87)	(542)	(44)

Recoveries
Real estate loans	8	32	3	4	5
Commercial business loans	—	—	—	27	—
Consumer loans	93	24	15	11	4

	101	56	18	42	9

Balance at end of period	$4,864	$3,940	$4,062	$4,237	$5,147

Ratio of net charge-offs to average loans outstanding	0.21%	0.11%	0.02%	0.13%	0.01%

Ratio of allowance to total loans at end of period	0.86%	1.06%	1.17%	1.19%	0.95%

Balance at end of period applicable to:
Real estate loans	$2,591	$3,003	$2,886	$3,031	$3,135
Commercial business loans	$227	$180	$367	$340	$1,137
Consumer loans	2,046	757	809	866	875

Balance at end of period	$4,864	$3,940	$4,062	$4,237	$5,147

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $14.3 million as of December 31, 2005.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2005:
Trust Preferred securities	$500	$—	$(57)	$443
Municipal securities	113,403	5,273	(11)	118,665
Equity securities	1,554	362	(6)	1,910
Corporate Bonds	85,168	372	(1,575)	83,965

	$200,625	$6,007	$(1,649)	$204,983

December 31, 2004:
Trust Preferred securities	$500	$—	$(18)	$482
U.S. Government securities	5,986	487	—	6,473
Municipal securities	106,622	6,012	(193)	112,441
Equity securities	973	352	—	1,325
Corporate Bonds	99,290	1,948	(1,770)	99,468

	$213,371	$8,799	$(1,981)	$220,189

December 31, 2003:
Trust Preferred securities	$500	$—	$(79)	$421
U.S. Government securities	5,982	662	—	6,644
Municipal securities	93,857	5,152	(326)	98,683
Equity securities	1,013	330	—	1,343
Corporate Bonds	112,067	4,973	(3,357)	113,683

	$213,419	$11,117	$(3,762)	$220,774

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:

December 31, 2005
GNMA	$29,041	$656	$(23)	$29,674
FNMA	461,027	747	(7,794)	453,980
FHLMC	402,937	987	(5,127)	398,797
Collateralized mortgage obligations	30,467	9	(847)	29,629

	$923,472	$2,399	$(13,791)	$912,080

December 31, 2004
GNMA	$40,881	$1,319	$(4)	$42,196
FNMA	392,698	1,938	(2,965)	391,671
FHLMC	235,749	2,928	(569)	238,108
Collateralized mortgage obligations	37,744	102	(216)	37,630

	$707,072	$6,287	$(3,754)	$709,605

December 31, 2003
GNMA	$66,304	$2,410	$(40)	$68,674
FNMA	384,537	3,012	(2,426)	385,123
FHLMC	227,275	4,410	(276)	231,409
Collateralized mortgage obligations	22,924	80	(48)	22,956

	$701,040	$9,912	$(2,790)	$708,162

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2005	2004	2003
Mortgage-backed securities at the beginning of period	$709,605	$708,162	$647,756

Mortgage-backed securities acquired in connection with the acquisition of PHSB	140,371	—	—
Purchases	470,401	214,330	462,467
Sales	(189,644)	—	(19,561)
Repayments	(202,184)	(205,166)	(367,859)
Net (amortization) of premium and accretion of discount	(2,545)	(3,133)	(4,410)
Change in unrealized gain on mortgage-backed securities available for sale	(13,924)	(4,588)	(10,231)

Mortgage-backed securities at the end of period	$912,080	$709,605	$708,162

Weighted average yield at the end of the period	4.82%	4.04%	4.16%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2005		2004		2003
Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$52,745	6.3%	$23,563	4.1%	$21,252	3.5%
NOW account deposits	84,134	10.1%	58,553	10.1%	62,780	10.4%
Money Market deposits	52,277	6.3%	49,332	8.5%	57,681	9.6%
Passbook account deposits	115,399	13.8%	94,439	16.3%	100,749	16.7%
Time deposits	529,975	63.5%	354,459	61.0%	360,584	59.8%

	$834,530	100.0%	$580,346	100.0%	$603,046	100.0%

The Company had a total of $132.0 million, $70.5 million and $82.3 million in time deposits of $100,000 or more as of December 31, 2005, 2004 and 2003, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2005, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 2.49%	$46,991	$4,301	$924	$325	$—	$—	$52,541
2.50% to 4.49%	249,692	117,661	31,982	8,325	3,320	1,896	412,876
4.50% to 6.49%	41,986	8,156	7,882	1,253	2,390	2,465	64,132
6.50% to 8.49%	426	—	—	—	—	—	426

	$339,095	$130,118	$40,788	$9,903	$5,710	$4,361	$529,975

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2005	2004	2003
0.00% to 2.49%	$52,541	$136,758	$165,715
2.50% to 4.49%	412,876	181,127	166,873
4.50% to 6.49%	64,132	33,145	23,732
6.50% to 8.49%	426	3,429	4,264

	$529,975	$354,459	$360,584

As of December 31, 2005, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$72,693
More than three through six months	18,504
More than six through twelve months	8,326
More than twelve months	32,432

$131,955

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2005	2004	2003
Increase (decrease) before interest credited and acquisition	$(6,922)	$(33,616)	$(12)
Deposits assumed in connection with acquisition of PHSB	243,560	—	—
Interest credited	17,546	10,916	13,232

Net deposit increase (decrease)	$254,184	$(22,700)	$13,220

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

The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2005, the Company had outstanding advances with the FHLB of $693.9 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2005	2004	2003
FHLB advances	$693,927	$601,242	$570,240
Repurchase agreements	107,000	67,000	47,000
ESOP borrowings	4,725	5,670	—
Corporate borrowings	12,000	13,500	—
Treasury tax and loan note payable	221	150	62

	$817,873	$687,562	$617,302

Included in the $693.9 million of FHLB advances at December 31, 2005, is approximately $55.5 million of convertible select advances. These advances reset to the 3-month London Interbank Offer Rate Index (LIBOR) and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2005	2004	2003
FHLB advances:
Average balance outstanding for the year	$259,288	$209,250	$197,395
Maximum amount outstanding at any month end during the year	305,680	234,512	223,458
Balance outstanding at year end	276,814	201,218	186,455
Weighted average interest rate during the year	3.63%	3.01%	3.70%
Weighted average interest rate at year end	3.81%	3.15%	2.92%

Repurchase agreements:
Average balance outstanding for the year	$48,667	$41,083	$42,325
Maximum amount outstanding at any month end during the year	67,000	57,000	77,000
Balance outstanding at year end	37,000	57,000	37,000
Weighted average interest rate during the year	3.22%	1.81%	2.64%
Weighted average interest rate at year end	4.11%	2.14%	3.01%

Treasury tax and loan note:
Average balance outstanding for the year	$177	$100	$86
Maximum amount outstanding at any month end during the year	226	181	181
Balance outstanding at year end	221	150	62
Weighted average interest rate during the year	3.11%	1.11%	0.96%
Weighted average interest rate at year end	4.25%	2.03%	0.82%

Total short term borrowings:
Average balance outstanding for the year	$308,132	$250,433	$239,806
Maximum amount outstanding at any month end during the year	372,906	291,693	300,639
Balance outstanding at year end	314,035	258,368	223,517
Weighted average interest rate during the year	3.57%	2.82%	3.51%
Weighted average interest rate at year end	3.85%	2.93%	2.93%

Junior Subordinated Notes.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $135,000 and $195,000 at December 31, 2005 and 2004, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $44,000 and $59,000 at December 31, 2005 and 2004, respectively, and are amortized on a level yield basis.

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

Subsidiaries

As of December 31, 2005, the Company had investments in PennFirst Financial Services, Inc. (PFSI), ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $34.9 million. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2005, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $12.5 million in service corporations. On that date, ESB had a $8.1 million investment in AMSCO, Inc. (AMSCO), one of its two wholly owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Four of the existing joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The four joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2005, AMSCO had total assets, consisting primarily of investments in nine joint ventures, of $26.5 million.

The first joint venture, ESB Bank Building Associates, consists of a 99% interest in a partnership with a businessman in Wexford, PA, which owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. On January 19, 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from ESB Bank Building Associates. As of December 31, 2005, AMSCO had a $331,000 investment in ESB Bank Building Associates.

The second joint venture, Madison Woods, consists of a 40% interest in a partnership with two local developers. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2005, 6 of the 56 lots remain unsold. On that date, AMSCO had a $179,000 investment in Madison Woods. The Company accounts for the operating results in Madison Woods using the equity method.

The third joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 28 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2005, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $2.8 million with outstanding balances of $1.5 million and development costs of $3.3 million. As of December 31, 2005, 72 units were closed and 11 units remained in various stages of construction. On that date, AMSCO had a $1.5 million investment in The Links at Deer Run.

The fourth joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2005, McCormick Farms had an outstanding loan balance with ESB in the amount of $407,000. As of December 31, 2005, 33 lots were closed and 43 developed lots are remaining. On that date, AMSCO had a $1.6 million investment in McCormick Farms.

The fifth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2005, Brandy One had outstanding loans with ESB in the amount of $2.9 million with an outstanding balance of $1.8 million. As of December 31, 2005, 92 units were closed and 20 remain in various stages of construction. On that date, AMSCO had a $850,000 investment in Brandy One.

The sixth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LP has begun development work for the purpose of developing 75 single-family home lots in two phases, 48 in Phase I and 27 in Phase II, and constructing single-family detached homes thereon. ESB Bank is providing financing for the project in the form of a $2.4 million development loan. As of December 31, 2005, The Vineyards at Brandywine had an outstanding loan with ESB of $1.6 million. As of December 31, 2005, there had been no sales activity. On that date, AMSCO had a $97,000 investment in The Vineyards at Brandywine.

The seventh joint venture, Springfield Partners, consists of a 51% interest in a limited partnership (LP) with a local developer. Springfield Partners purchased a 27 acre site in Cranberry Township, Butler County, in August 2005. The LP began to develop Springfield Manor into a 25 lot single family subdivision. Financing was provided by ESB Bank in the form of a development loan in the amount of $1.5 million. There was an outstanding loan balance of $930,000 on December 31, 2005. There was no sales activity at year end, and AMSCO had an investment of $420,000 in the partnership.

The eighth joint venture, The Meadows at Hampton, consists of a 51% interest in a limited partnership (LP) with a local developer/contractor. The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County. The partnership will develop the site into 32 duplex building lots and construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.9 million and a line of credit in the amount of $2. million for the construction of the units. As of December 31, 2005 there had been no sales activity. The outstanding loan balance at year-end was $237,000 and AMSCO had an investment of $1.5 million.

The ninth joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County. The partnership will develop the site into 25 quadplex building lots and construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of two loans, a development loan in the amount of $4.8 million and a line of credit in the amount of $2.5 million for the construction of the buildings. As of December 31, 2005 there had been no sales activity. The outstanding loan balance at year-end was $1.8 million and AMSCO had an investment of $969,000.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2005, the Company was a grandfathered holding company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2005, the Bank was in compliance with the above restrictions.

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

No company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or permitted to a financial holding company under section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999 (see “Activities Restrictions” and “grandfathered holding companies” above) may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the QTL test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

General. In January 2004, the Bank converted from a federal chartered savings bank to a Pennsylvania chartered savings bank. As a Pennsylvania chartered savings bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and its operations. The Bank is also a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

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

The Department generally examines each savings bank no less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania has not “opted out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.

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

Each FDIC-insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital – “well capitalized”, “adequately capitalized” and “undercapitalized”- and are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The current assessment rate is .0132% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2005, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2005, the Bank was in the “well capitalized” category.

Loans-to-One Borrower Limitation. Under federal regulations, with certain limited exceptions, a Pennsylvania chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to no greater than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to no greater than 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

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

Safety and Soundness. The federal banking agencies, including the FDIC have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. The federal banking agencies have also adopted asset quality and earnings standards. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

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

Deposit Insurance Reform. On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15 percent and 1.50 percent, rather than maintaining 1.25 percent at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); the merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2004 (the most recent date for which a tax return has been filed) include approximately $15.2 million and $ 2.5 million that will be added on the 2005 return as a result of the PHSB acquisition, representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2004, the Company has a minimum tax credit carry forward of $1,699,311.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2002, 2003 and 2004 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2005, the Company had 221 full-time and 61 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Availability of Information

The Company makes available on its website, which is located at www.esbbank.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on the date which these reports are filed electronically with the SEC and the Company’s Code of Ethics. Investors are encouraged to access these reports and other information about the Company’s business and operations on the website.

Item 1A. Risk Factors

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Western Pennsylvania because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with multi-family residential, commercial real estate, commercial business and consumer lending activities.

Our lending activities include loans secured by existing multi-family residential and commercial real estate. In addition, from time to time we originate loans for the construction of multi-family residential real estate and land acquisition and development loans. Multi-family residential, commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home improvement loans, home equity loans, education loans and loans secured by automobiles, boats, mobile homes, recreational vehicles and other personal property. Although commercial business loans and leases and consumer loans generally have shorter terms and higher interests rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We and our subsidiaries are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from ESB Bank. Dividends paid by the Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, ESB Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.

Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2005:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office 600 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$1,601,060	18.4%
ESB Branch Offices:
Aliquippa Office 2301 Sheffield Road, Aliquippa, PA 15001	Owned	—	$57,176	4.9%
Ambridge Office 506 Merchant Street, Ambridge, PA 15003	Owned	—	$75,535	5.7%
Baldwin Office 5035 Curry Road, Pittsburgh, PA 15236	Owned	—	$690,409	4.1%
Beaver Office 701 Corporation Street, Beaver, PA 15009	Owned	—	$449,633	4.6%
Beaver Falls Office 1427 Seventh Avenue, Beaver Falls, PA 15010	Owned	—	$199,279	3.1%
Beechview Office 1550 Beechview Avenue, Pittsburgh, PA 15216	Leased	10/31/10	$30,000	2.1%
Center Township Office 3531 Brodhead Road, Monaca, PA 15061	Owned	—	$765,665	3.6%
Chippewa Office 2521 Darlington Road, Beaver Falls, PA 15010	Owned	—	$646,747	5.5%
Coraopolis Office 900 Fifth Avenue, Coraopolis, PA 15108	Owned	—	$65,198	2.0%
Darlington Office 233 Second Street, Darlington, PA 16115	Owned	—	$221,344	1.2%
Fox Chapel Office 1060 Freeport Road, Pittsburgh, PA 15238	Owned	—	$197,318	5.4%
Franklin Township Office 1793 Mercer Road, Ellwood City, PA 16117	Owned	—	$507,913	4.7%
Hopewell Office 2293 Broadhead Road, Aliquippa, PA 15001	Owned	—	$226,487	3.2%
Neshannock Office 3360 Wilmington Road, New Castle, PA 16105	Owned	—	$1,381,503	1.4%
New Brighton Office 800 Third Avenue, New Brighton, PA 15066	Owned	—	$39,852	2.4%
North Shore Office 807 Middle Street, Pittsburgh, PA 15212	Owned	—	$40,407	2.6%
Northern Lights Office 1555 Beaver Road, Baden, PA 15005	Leased	04/30/08	$30,000	2.8%
Shenango Township Office 2656 Ellwood Road, New Castle, PA 16101	Leased	04/30/07	$50,160	7.3%
Spring Hill Office Itin & Rhine Streets, Pittsburgh, PA 15212	Owned	—	$396,045	2.7%
Troy Hill Office 1706 Lowrie Street, Pittsburgh, PA 15212	Owned	—	$371,342	4.4%
Wexford Office 101 Wexford Bayne Road, Wexford, PA 15090	Owned	—	$1,209,273	4.7%
Zelienople Office 17 Northgate Plaza, Harmony, PA 16037	Leased	11/30/07	$18,000	3.2%
Other Properties:
Drive-through Facility 618 Beaver Avenue, Ellwood City, PA 16117	Owned	—	$23,518	NA
Parking Lot 611 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$17,639	NA
Training Center 632 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$85,816	NA
Findlay Township Property Route 30, Clinton, PA 15026	Owned	—	$54,000	NA
North Shore Property One North Shore, Suite 120, Pittsburgh PA 15212	Leased	02/28/10	$71,622	NA
Springdale Office 849 Pittsburgh Street, Springdale, PA 15144	Owned	—	$85,330	NA
Rochester Office 229 Brighton Avenue, Rochester, PA 15074	Owned	—	$45,875	NA

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

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2005 Annual Report to Stockholders included as Exhibit 13 hereto (2005 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2005	2,593	$12.04	2,593	213,295
November 1-30, 2005	62,060	12.65	62,060	151,235
December 1-31, 2005	9,182	11.74	9,182	142,053

Totals	73,835	$12.52	73,835	142,053

(1)	On December 23, 2004, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 533,700 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2005 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2005 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2005 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2005 Annual Report.

The following is the report of Ernst & Young on the Company’s 2004 financial statements. Ernst & Young were the Company’s independent registered accounting firm during this period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ESB Financial Corporation

We have audited the accompanying consolidated statement of financial condition of ESB Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ESB Financial Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 8, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required herein is incorporated by reference from the selection titled “Ratification of Selection of Independent Registered Public Accounting Firm” of the Company’s Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on April 19, 2006.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2005 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

Changes in Internal Controls Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the section captioned “Election of Directors” of the Proxy Statement.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership” of the Proxy Statement.

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	876,698	$9.83	647,360
Equity compensation plans not approved by security holders	—	—	—

Total	876,698	$9.83	647,360

(1)	Includes outstanding options granted under the 1990 Stock Option Plan and the 1992 Stock Incentive Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.
(2)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2005, a total of 44,703 shares of common stock were issuable with a weighted-average exercise price of $4.05 upon exercise of outstanding options and 20,755 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 10,848 shares of restricted stock may be granted under the assumed plans.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the subsection captioned “Executive Compensation – Indebtedness of Management” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the sections captioned “Ratification of Selection of Independent Registered Public Accounting Firm – Audit Fees” and “-Pre-Approval Policy and Procedures” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

(1)	The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3) (a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits
3 (a)	Amended and Restated Articles of Incorporation (1)

3 (b)	Bylaws(1)

4	Specimen Common Stock Certificate (2)

10(a)	1990 Stock Option Plan (2)(8)

10(b)	Employee Stock Ownership Plan (2)(8)

10(c)	1992 Stock Incentive Plan (3)(8)

10(d)	1997 Stock Option Plan (4)(8)

10(e)	2001 Stock Option Plan (5)(8)

10(f)	2005 Stock Incentive Plan (8)(9)

10(g)	Amended Employment Agreement between the Company and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)

10(h)	Amended Employment Agreement between the Bank and Charlotte A. Zuschlag dated December 1, 2002 (6)(8)

10(i)	Amended Change in Control Agreement among the Company and the Bank and Charles P. Evanoski dated December 1, 2002 (6)(8)

10(j)	Amended Change in Control Agreement among the Company and the Bank and Frank D. Martz dated December 1, 2002 (6)(8)

10(k)	Amended Change in Control Agreement among the Company and the Bank and Todd F. Palkovich dated December 1, 2002 (6)(8)

10(l)	Amended Change in Control Agreement among the Company and the Bank and Thomas F. Angotti dated December 1, 2002 (6)(8)

10(m)	Change in Control Agreement among the Company and the Bank and Bonita L. Wadding dated January 1, 2004 (10)(8)

10(n)	Change in Control Agreement among the Company and the Bank and Richard E. Canonge dated February 11, 2005 (10)(8)

10(o)	Supplemental Executive Retirement Plan (6)(8)

10(p)	Excess Benefit Plan (6)(8)

10(q)	Director’s Retirement Plan (6)(8)

10(r)	Workingmens Bank Restricted Stock Plan and Trust Agreement (11)(8)

10(s)	Troy Hill Bancorp Inc. Recognition and Retention Plan and Trust Agreement (12)(8)

13	2005 Annual Report to Shareholders (7)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.

23.1	Consent of S R Snodgrass, A.C. (7)

23.2	Consent of Ernst & Young LLP (7)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
(2)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
(5)	Incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on March 16, 2001.
(6)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2003.
(7)	Filed herewith
(8)	Management contract or compensatory plan or arrangement.
(9)	Incorporated by reference from the definitive Proxy Statement filed by the Company with the SEC on March 18, 2005.
(10)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 16, 2005.
(11)	Incorporated by reference from the definitive proxy statement filed by WSB Holding Company (File No. 0-22997) with the SEC on February 4, 1998.
(12)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ended June 30, 1995 filed by Troy Hill Bancorp, Inc. (File No. 0-24350) with the SEC on September 28, 1995.

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2005 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 13, 2006	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 13, 2006
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 13, 2006
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 13, 2006
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 13, 2006
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Charles Delman	Date: March 13, 2006
Charles Delman- Director

By:	/s/ Lloyd L. Kildoo	Date: March 13, 2006
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date: March 13, 2006
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 13, 2006
James P. Wetzel, Jr. – Director