Form 10-Q
period 2006-03-31
ESB FINANCIAL CORP
filed 2006-05-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2006

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2006:

Common Stock, $0.01 par value	13,078,242 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2006 and December 31, 2005 (Unaudited)

(Dollar amounts in thousands)

	March 31, 2006	December 31, 2005
Assets
Cash on hand and in banks	$5,920	$9,520
Interest-earning deposits	10,513	14,619
Federal funds sold	1,174	4,076

Cash and cash equivalents	17,607	28,215
Securities available for sale; cost of $1.1 billion and $1.1 billion	1,129,955	1,117,063
Loans receivable, net of allowance for loan losses of $4,750 and $4,864	552,383	540,277
Accrued interest receivable	9,431	9,690
Federal Home Loan Bank (FHLB) stock	34,540	32,909
Premises and equipment, net	10,897	11,099
Real estate acquired through foreclosure, net	78	1,245
Real estate held for investment	22,707	23,041
Goodwill	41,599	41,599
Intangible assets	3,873	4,100
Prepaid expenses and other assets	19,804	17,023
Bank owned life insurance	26,759	26,518

Total assets	$1,869,633	$1,852,779

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$819,600	$834,530
FHLB advances	731,655	693,927
Repurchase agreements	107,000	107,000
Other borrowings	16,677	16,946
Junior subordinated notes	51,388	51,369
Advance payments by borrowers for taxes and insurance	2,227	2,242
Accrued expenses and other liabilities	18,828	19,888

Total liabilities	1,747,375	1,725,902

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,992 shares issued; 13,117,346 and 13,247,331 shares outstanding	138	138
Additional paid-in capital	100,736	100,690
Treasury stock, at cost: 689,646 and 559,661 shares	(9,038)	(7,434)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,245)	(4,494)
Unvested shares held by Management Recognition Plan (MRP)	(224)	(237)
Retained earnings	44,707	43,479
Accumulated other comprehensive loss, net	(9,816)	(5,265)

Total stockholders’ equity	122,258	126,877

Total liabilities and stockholders’ equity	$1,869,633	$1,852,779

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans receivable	$8,307	$6,292
Taxable securities available for sale	12,365	9,897
Tax-exempt securities available for sale	1,382	1,323
FHLB stock	327	185
Interest-earning deposits and federal funds sold	74	25

Total interest income	22,455	17,722

Interest expense:
Deposits	5,277	3,383
Borrowed funds	8,547	6,326
Junior subordinated notes	822	537

Total interest expense	14,646	10,246

Net interest income	7,809	7,476
Provision for (recovery of) loan losses	193	(16)

Net interest income after provision for (recovery of) loan losses	7,616	7,492

Noninterest income:
Fees and service charges	862	647
Net gain on sale of loans	—	2
Increase of cash surrender value of bank owned life insurance	241	228
Income from real estate joint ventures	167	229
Other	108	204

Total noninterest income	1,378	1,310

Noninterest expense:
Compensation and employee benefits	3,382	3,065
Premises and equipment	654	571
Federal deposit insurance premiums	27	25
Data processing	452	421
Amortization of intangible assets	217	144
Minority interest	32	79
Advertising	114	143
Other	839	896

Total noninterest expense	5,717	5,344

Income before income taxes	3,277	3,458
Provision for income taxes	482	597

Net income	$2,795	$2,861

Net income per share
Basic	$0.22	$0.24
Diluted	$0.22	$0.24
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	12,768,879	11,716,903
Weighted average shares and share equivalents outstanding	12,966,825	12,036,600

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2006 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in Capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) income net of tax	Total stockholders’ equity
Balance at January 1, 2006	$138	$100,690	$(7,434)	$(4,494)	$(237)	$43,479	$(5,265)	$126,877
Comprehensive results:
Net income	—	—	—	—	—	2,795	—	2,795
Other comprehensive results, net	—	—	—	—	—	—	(4,551)	(4,551)
Reclassification adjustment	—	—	—	—	—	—		—

Total comprehensive results	—	—	—	—	—	2,795	(4,551)	(1,756)
Cash dividends at $0.10 per share	—	—	—	—	—	(1,270)	—	(1,270)
Purchase of treasury stock, at cost (158,179 shares)	—	—	(1,975)	—	—	—	—	(1,975)
Reissuance of treasury stock for stock option exercises	—	—	371	—	—	(297)	—	74
Release of ESOP shares	—	22	—	249	—	—	—	271
Tax effect of compensatory stock options	—	24	—	—	—	—	—	24
Accrued compensation expense MRP	—	—	—	—	13	—	—	13

Balance at March 31, 2006	$138	$100,736	$(9,038)	$(4,245)	$(224)	$44,707	$(9,816)	$122,258

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$2,795	$2,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	278	277
Provision for (recovery of) loan losses	193	(16)
Amortization of premiums and accretion of discounts	546	764
Origination of loans available for sale	—	(170)
Proceeds from sale of loans available for sale	—	170
Amortization of intangible assets	227	176
Compensation expense on ESOP and MRP	284	348
Decrease (increase) in accrued interest receivable	259	(1,486)
(Increase) decrease in prepaid expenses and other assets	(218)	7,921
(Decrease) increase in accrued expenses and other liabilities	(1,060)	3,701
Other	(115)	(37)

Net cash provided by operating activities	3,189	14,509

Investing activities:
Loan originations and purchases	(36,522)	(28,255)
Purchases of:
Securities available for sale	(71,486)	(152,620)
FHLB stock	(1,631)	—
Fixed assets	(79)	(877)
Principal repayments of:
Loans receivable	23,991	22,628
Securities available for sale	51,166	47,208
Proceeds from the sale of:
Securities available for sale	—	70,066
REO	1,127	62
Redemption of FHLB stock	—	822
Additions to real estate held for investment	(959)	(752)
Reductions to real estate held for investment	1,293	741
Payment for purchase of PHSB	—	(16,338)

Net cash used in investing activities	(33,100)	(57,315)

Financing activities:
Net (decrease) increase in deposits	(14,930)	1,911
Proceeds from long-term borrowings	50,000	85,140
Repayments of long-term borrowings	(41,758)	(31,236)
Net increase (decrease) in short-term borrowings	29,217	(37,350)
Issuance of preferred debt	—	36,083
Proceeds received from exercise of stock options	74	184
Dividends paid	(1,325)	(1,071)
Payments to acquire treasury stock	(1,975)	(1,510)

Net cash provided by financing activities	19,303	52,151

Net (decrease) increase in cash equivalents	(10,608)	9,345
Cash equivalents at beginning of period	28,215	17,703

Cash equivalents at end of period	$17,607	$27,048

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2006	2005
Supplemental information:
Interest paid	$14,750	$12,317
Income taxes paid	17	136
Supplemental schedule of non-cash investing and financing activities:
Dividends declared but not paid	1,312	1,349
The Company purchased all of the common stock of PHSB for $79.7 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	—	338,146
Stock issued for the purchase of PHSB common stock	—	(39,502)
Cash paid for PHSB common stock	—	(40,238)
Liabilities assumed	—	(292,878)

	—	(34,472)

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in eight real estate joint ventures, seven of which are 51% owned by AMSCO and the Bank has provided all development and construction financing. These seven joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as contained in the 2005 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2006 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2006, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2006 and March 31, 2005. There were no options issued during the three months ended March 31, 2006 and March 31, 2005.

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

As of March 31, 2006, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2006, derivatives with a fair value of $525,000 were included in other assets. The change in net unrealized losses during the quarter ended March 31, 2006, of $144,000, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $49,000 reclassified out of other comprehensive income into interest expense during the first quarter of 2006. During the remainder of 2006, the Company estimates that approximately $235,000 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

2.	Acquisition of PHSB

Effective February 11, 2005, the Company completed its acquisition of PHSB Financial Corporation (PHSB), a Pennsylvania corporation and bank holding company for Peoples Home Savings Bank. PHSB was primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products, commercial loans and consumer loans, which primarily consist of automobile loans. The merger created a resultant banking institution with increased presence in Lawrence and Beaver counties in western Pennsylvania. Each share of PHSB common stock was exchanged for either $27.00 in cash or 1.966 shares of Company common stock. The total merger consideration was paid 50% in Company common stock and 50% in cash. In exchange for all of the outstanding common stock of PHSB, the Company paid approximately $79.0 million in cash and issued approximately 2.9 million shares. The transaction was funded primarily through the issuance of $35.0 million fixed rate preferred securities of ESB Capital Trust IV. The transaction was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of PHSB were recorded at their fair values as of the acquisition date. The amount of contractual obligations, severance or other plan payments, which are estimated to be $4.9 million, are expected to be capitalized and included in the calculation of goodwill associated with the acquisition. The goodwill and core deposit intangible recorded in the transaction were approximately $34.5 million and $4.5 million, respectively. As prescribed under the purchase method of accounting, the results of operations of PHSB from the date of acquisition were included in the Company’s financial statements for the first quarter of 2005.

The following Unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the merger taken place at January 1, 2005.

	Three Months Ended March 31,
	2006	2005
Interest Income	$22,455	$19,453
Interest Expense	14,646	11,279

Net Interest Income	7,809	8,174
Provision for loan losses	193	44

Net Interest Income after provision for loan losses	7,616	8,130
Non Interest Income	1,378	1,439
Non Interest Expense	15,561	16,069

Loss before income taxes	(6,567)	(6,500)
Provision for income taxes	(2,476)	(2,878)

Net loss including restructuring charges of	(4,091)	(3,622)

Restructuring charges of $9,844, net of tax benefit of $2,958	6,886	6,886

Net income excluding restructuring charges	$2,795	$3,264

Net loss per share including restructuring charges
Basic	$(0.32)	$(0.28)
Diluted	$(0.32)	$(0.27)

Net income per share excluding restructuring charges
Basic	$0.22	$0.25
Diluted	$0.22	$0.24

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

(Dollar amounts in thousands)	Three Months Ended March 31, 2006
Compensation and benefits	$6,358
Depreciation expense	76
Professional fees	825
Early extinguishment of debt	2,333
Acceleration of contracts	252

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

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (the Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $120,000 and $135,000 at March 31, 2006 and December 31, 2005, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (the Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $40,000 and $43,750 at March 31, 2006 and December 31, 2005, respectively, and are amortized on a level yield basis.

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

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2006:
Trust preferred securities	$500	$—	$(11)	$489
Municipal securities	118,726	4,641	(98)	123,269
Equity securities	1,554	445	(4)	1,995
Corporate bonds	69,141	267	(930)	68,478
Mortgage-backed securities	954,182	1,663	(20,121)	935,724

	$1,144,103	$7,016	$(21,164)	$1,129,955

December 31, 2005:
Trust Preferred securities	$500	$—	$(57)	$443
Municipal securities	113,403	5,273	(11)	118,665
Equity securities	1,554	362	(6)	1,910
Corporate bonds	85,168	372	(1,575)	83,965
Mortgage-backed securities	923,472	2,399	(13,791)	912,080

	$1,124,097	$8,406	$(15,440)	$1,117,063

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

As of March 31, 2006

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$489	$11	1	$489	$11
Municipal securities	10	7,146	55	6	4,399	43	16	11,545	98
Equity Securities	1	201	4	0	—	—	1	201	4
Corporate bonds	—	—	—	9	47,836	930	9	47,836	930
Mortgage-backed securities	119	484,009	8,790	97	317,283	11,331	216	801,292	20,121

	130	$491,356	$8,849	113	$370,007	$12,315	243	$861,363	$21,164

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2006	December 31, 2005
Loans Receivable
Mortgage loans:
Residential - single family	$242,375	$230,805
Residential - multi family	35,262	36,401
Commercial real estate	70,451	69,453
Construction	70,797	71,848

Subtotal mortgage loans	418,885	408,507
Other loans:
Consumer loans	135,597	136,296
Commercial business	23,163	23,527

Subtotal other loans	158,760	159,823

Total loans	577,645	568,330

Less:
Allowance for loan losses	4,750	4,864
Deferred loan fees and net discounts	(2,697)	(2,715)
Loans in process	23,209	25,904

	$552,383	$540,277

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2006	$4,864
Provision for loan losses	193
Charge offs	(374)
Recoveries	67

Balance, March 31, 2006	$4,750

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands) Type of accounts	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Noninterest-bearing deposits	$54,831	6.7%	$52,745	6.3%
NOW account deposits	83,294	10.2%	84,134	10.1%
Money Market deposits	46,718	5.7%	52,277	6.3%
Passbook account deposits	115,856	14.1%	115,399	13.8%
Time deposits	518,901	63.3%	529,975	63.4%

	$819,600	100.0%	$834,530	100.0%

Time deposits mature as follows:
Within one year	$351,277	42.9%	$339,095	40.6%
After one year through two years	122,973	15.0%	130,118	15.6%
After two years through three years	26,987	3.3%	40,788	4.9%
After three years through four years	10,014	1.2%	9,903	1.2%
After four years through five years	3,694	0.4%	5,710	0.7%
Thereafter	3,956	0.5%	4,361	0.5%

	$518,901	63.3%	$529,975	63.4%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	March 31, 2006		December 31, 2005
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.17%	$322,154	3.81%	$276,814
Due beyond 12 months but within 2 years	3.83%	228,706	3.65%	209,307
Due beyond 2 years but within 3 years	4.45%	150,560	4.16%	177,570
Due beyond 3 years but within 4 years	6.64%	10,180	8.39%	180
Due beyond 4 years but within 5 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	4.05%	10,055	4.05%	10,056

		$731,655		$693,927

Repurchase agreements:
Due within 12 months	4.24%	$37,000	4.11%	$37,000
Due beyond 12 months but within 2 years	4.29%	35,000	4.01%	20,000
Due beyond 2 years but within 3 years	4.49%	35,000	4.55%	50,000

		$107,000		$107,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	945	5.25%	945
Due beyond 4 years but within 5 years	5.25%	709	5.25%	945

		$4,489		$4,725

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	1,500	5.55%	1,500
Due beyond 2 years but within 3 years	5.55%	1,500	5.55%	1,500
Due beyond 3 years but within 4 years	5.55%	7,500	5.55%	7,500

		$12,000		$12,000

Treasury tax and loan note payable	4.75%	$188	4.25%	$221

Included in the $731.7 million of FHLB advances at March 31, 2006 is approximately $55.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income	$2,795	$2,861
Weighted-average common shares outstanding	12,769	11,717

Basic earnings per share	$0.22	$0.24

Weighted-average common shares outstanding	12,769	11,717
Common stock equivalents due to effect of stock options	198	320

Total weighted-average common shares and equivalents	12,967	12,037

Diluted earnings per share	$0.22	$0.24

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 410,449 and 503,929 at March 31, 2006 and March 31, 2005, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 89,060 shares at $15.35 per diluted share, expiring November 2013, 89,790 shares at $14.50 per diluted share, expiring November 2014, 82,300 shares at $12.20 per diluted share, expiring May 2015 and 17,960 shares at $12.40 per diluted share, expiring May 2015, were outstanding as of March 31, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 94,310 shares at $15.35 per diluted share, expiring November 2013 and 90,220 shares at $14.50 per diluted share, expiring November 2014 were outstanding as of March 31, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

9.	Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive loss. Other comprehensive income loss consists of net unrealized loss on securities available for sale and derivatives that qualify as cashflow hedges. Other comprehensive loss and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net Income:	$2,795	$2,861
Other Comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit
of $2,393 and $4,448 in 2006 and 2005, respectively	(4,646)	(8,634)
Fair value adjustment on derivatives, net of tax expense of $49 and $25 in 2006 and 2005, respectively	95	49

Other Comprehensive loss	(4,551)	(8,585)

Comprehensive Loss	$(1,756)	$(5,724)

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2006, the participants in the plan had credited service under the SERP ranging from 15 to 28 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of March 31, 2006:

	SERP
(Dollar amounts in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Components of net periodic pension cost
Service cost	$14	$11
Interest cost	24	19
Amortization of transition obligation	19	13

Net periodic pension cost	$57	$43

	Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Components of net periodic pension cost
Service cost	$4	$4
Interest cost	7	7
Amortization of prior service cost	16	15

Net periodic pension cost	$27	$26

11.	Subsequent Events

On April 10, 2006, the Company entered into an agreement with TCM Bank, N.A. to sell its credit card portfolio. The balance of approximately $2.1 million will be sold at a 10% premium with the exception of the Company’s business and delinquent accounts. In determining any gain or loss from this transaction the Company will evaluate the allowance for loan losses as it relates to the portfolio that is retained.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2006 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to ESB’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005, which is available at the SEC’s website www.sec.gov or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under the section “Risk Factors”. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting ESB’s operational and financial performance. ESB does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2006, the Company experienced a $66,000 or 2.3% decrease in earnings over the same period last year. During the first quarter of 2006 the yield curve inverted causing additional pressure to the Company’s net interest margin, and although net interest income increased by approximately $4.7 million over the same quarter last year, net interest expense increased by approximately $4.4 million during the same period. The result was a decrease of 27 basis points to the Company’s net interest margin. The Company’s performance during the first quarter is consistent with management’s expectations of operating in the current interest rate environment.

The Company is continuing efforts to stabilize the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management expects that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the first quarter of 2006, the Company had approximately $50.0 million of wholesale borrowings maturing with a weighted average rate of 3.67%. These borrowings were replaced with borrowings at a weighted average rate of 5.00% and an average maturity of 2.8 years.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.8 million for the three months ended March 31, 2006, as compared to net income of $2.9 million for the same period in the prior year. The $66,000, or 2.3%, decrease in net income for the quarter ended March 31, 2006, as compared to the same period in the prior year was primarily attributable to an increase in noninterest expense of $373,000 which was partially offset by increases in net interest income after provision for (recovery of) loan losses and noninterest income of $124,000 and $68,000, respectively, and a decrease in the provision for income taxes of $115,000. During the quarter ended March 31, 2005, the Company completed its acquisition of Peoples Home Savings Bank (PHSB).

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

Net interest income increased $333,000, or 4.4%, to $7.8 million for the three months ended March 31, 2006, compared to $7.5 million for the same period in the prior year. This increase in net interest income can be attributed to an increase in interest income of $4.7 million, partially offset by an increase in interest expense of $4.4 million.

Interest income. Interest income increased $4.7 million, or 26.7%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities available for sale, Federal Home Loan Bank stock and interest earning deposits of $2.0 million, $2.5 million, $142,000 and $49,000 respectively.

Interest earned on loans receivable increased $2.0 million, or 32.0%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $127.2 million, or 30.0%, to $550.5 million for the three months ended March 31, 2006 compared to $423.3 million for the same period in the prior year. In addition to the increase in volume, the yield on the loans improved to 6.12% for the three months ended March 31, 2006 from 6.03% for the same period in the prior year. The increase in the average balance of loans outstanding is primarily attributable to the acquisition of PHSB in February 2005 in which the Company acquired approximately $148.0 million in loans receivable.

Interest earned on securities increased $2.5 million, or 22.5%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $129.3 million, or 12.9%, to $1.1 billion at March 31, 2006 from $998.4 million for the same period in the prior year, and an increase in the tax equivalent yield on securities to 5.13% for the three months ended March 31, 2006 from 4.77% for the same period in the prior year. The increase in the average balance of securities between the periods was primarily related to the acquisition of PHSB in February 2005.

The quarterly rate volume report presented below depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $4.4 million, or 42.9%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.9 million, $2.2 million and $285,000, respectively.

Interest incurred on deposits increased $1.9 million, or 56.0%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 2.78% from 2.06% for the quarter ended March 31,2005, and to a lesser extent an increase in the average balance of interest-bearing deposits of $101.8 million, or 15.3%, to $768.7 million for the three months ended March 31, 2006, compared to $666.9 million for the same period in the prior year. This increase in volume is primarily due to the acquisition of PHSB in February 2005 which increased the Company’s deposits by approximately $243.6 million and were included for a partial period in the first quarter of 2005. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $2.2 million, or 35.1%, for the three months ended March 31, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.15% from 3.56% for the quarter ended March 31, 2005. Additionally, the average balance of borrowed funds increased $123.6 million, or 17.4%, to $835.0 million for the three months ended March 31, 2006 compared to $711.3 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with trust preferred securities and corporate debt. In February 2005, the Company issued $35.0 million fixed/floating rate preferred securities at a rate of 6.03% in conjunction with funding the acquisition of PHSB. This caused the interest incurred on these borrowings to increase by $285,000 due primarily to an increase in the average balance of $18.1 million to $51.4 million for the three months ended March 31, 2006 compared to $33.3 million for the same period in the prior year.

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

	Three months ended March 31,
	2006				2005
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$960,743	$11,678	4.86%		$839,608	$9,467	4.51%
Taxable corporate bonds available for sale	51,264	687	5.43%		51,250	430	3.36%
Tax-exempt securities available for sale	115,690	1,382	7.24	%(1)	107,570	1,323	7.46	%(1)

	1,127,697	13,747	5.13	%(1)	998,428	11,220	4.77	%(1)

Mortgage loans	389,319	5,876	6.04%		309,206	4,616	5.97%
Other loans	146,688	2,273	6.28%		103,112	1,552	6.10%
Tax -exempt loans	14,535	158	6.67	%(1)	11,017	124	6.92	%(1)

	550,542	8,307	6.12	%(1)	423,335	6,292	6.03	%(1)

Cash equivalents	12,841	74	2.34%		14,822	25	0.68%
FHLB stock	33,399	327	3.97%		32,454	185	2.31%

	46,240	401	3.52%		47,276	210	1.80%

Total interest-earning assets	1,724,479	22,455	5.40	%(1)	1,469,039	17,722	5.04	%(1)
Other noninterest-earning assets	128,812	—	—		108,000	—	—

Total assets	$1,853,291	$22,455	5.03	%(1)	$1,577,039	$17,722	4.69	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$246,833	$379	0.62%		$243,737	$274	0.46%
Time deposits	521,851	4,898	3.81%		423,131	3,109	2.98%

	768,684	5,277	2.78%		666,868	3,383	2.06%

FHLB advances	711,091	7,159	4.08%		621,696	5,588	3.60%
Repurchase Agreements	107,000	1,160	4.40%		70,333	476	2.71%
Other borrowings	16,870	228	5.48%		19,285	262	5.43%

	834,961	8,547	4.15%		711,314	6,326	3.56%

Preferred securities- fixed	36,083	535	6.01%		18,042	302	6.70%
Preferred securities- adjustable	15,296	287	7.61%		15,221	235	6.26%

Total interest-bearing liabilities	1,655,024	14,646	3.59%		1,411,445	10,246	2.92%
Noninterest-bearing demand deposits	52,995	—	—		35,577	—	—
Other noninterest-bearing liabilities	19,362	—	—		14,134	—	—

Total liabilities	1,727,381	14,646	3.44%		1,461,156	10,246	2.82%
Stockholders’ equity	125,910	—	—		115,883	—	—

Total liabilities and equity	$1,853,291	$14,646	3.21%		$1,577,039	$10,246	2.61%

Net interest income		$7,809				$7,476

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.81	%(1)			2.12	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.96	%(1)			2.23	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three month periods ended March 31, 2006 and 2005 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended March 31, 2006 and 2005 is presented as follows:

	Three months ended, March 31, 2006 versus 2005 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$1,527	$1,000	$2,527
Loans	1,918	97	2,015
Cash equivalents	(4)	53	49
FHLB stock	6	136	142

Total interest-earning assets	3,447	1,286	4,733

Interest expense:
Deposits	572	1,322	1,894
FHLB advances	856	715	1,571
Repurchase agreements	318	366	684
Other borrowings	(33)	(1)	(34)
Preferred securities	290	(5)	285

Total interest-bearing liabilities	2,003	2,397	4,400

Net interest income	$1,444	$(1,111)	$333

Provision for (recovery of) loan losses. The provision for loan losses increased $209,000 to a provision of $193,000 for the quarter ended March 31, 2006 compared to a recovery of $16,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2006. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2006 amounted to $4.8 million, or 0.82%, of the Company’s total loan portfolio, as compared to $4.9 million, or 0.86%, at December 31, 2005. The Company’s allowance for losses on loans as a percentage of non-performing loans was 135.5% and 127.3% at March 31, 2006 and December 31, 2005, respectively.

Non-interest income. Non-interest income increased $68,000, or 5.2%, for the three months ended March 31, 2006, compared to the same period in the prior year. This increase can be attributed to increases in fees and service charges and cash surrender value of bank owned life insurance (BOLI) of $215,000 and $13,000, partially offset by decreases to income from real estate joint ventures and other income of $62,000 and $96,000, respectively.

Fees and service charges increased $215,000, or 33.2%, for the three months ended March 31, 2006 compared to the same period in the prior year. This increase can primarily be attributable to fees earned on NOW accounts, fees on indirect auto loans, debit card fees, fees from VISA cards and service fees on ATM machines of $113,000, $19,000, $24,000, $17,000 and $15,000, respectively. These increases are primarily due to the merger with PHSB which expanded the number of NOW accounts and participation in our platinum overdraft program. Additionally, with the acquisition of PHSB, the Company acquired the indirect auto portfolio and VISA credit card portfolio.

Income from real estate joint ventures decreased $62,000, or 27.1%, to $167,000 for the quarter ended March 31, 2006, compared to $229,000 for the same period in the prior year. The Company has a 51% ownership in seven of its eight real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or in the land development and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During the first quarter of 2006 the Company experienced decreased income over the same period last year as the joint ventures added during 2005 were still in the first stages and the seasoned projects are reaching the end stages resulting in fewer sales between the periods. The Company expects this income to increase over the remaining quarters of 2006 as the properties are sold in the new projects.

Non-interest expense. Non-interest expense increased $373,000, or 7.0%, for the three months ended March 31, 2006, as compared to the same period in the prior year. This increase was primarily the result of increases to compensation and employee benefits, premises and equipment, data processing and amortization of intangible assets of $317,000, $83,000, $31,000 and $73,000, respectively, partially offset by decreases to minority interest, advertising and other expenses of $47,000, $29,000 and $57,000, respectively. The minority interest represents the partner’s share of income in the Company’s seven joint ventures in which the Company has a 51% ownership. These decreases correspond to the decreases in income from joint ventures between the periods.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $317,000, or 10.3% for the three months ended March 31, 2006. The increase was primarily related to increases to compensation expense and related taxes between the periods and increased costs to benefit plans. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP). These increases are primarily related to the acquisition of PHSB in February 2005 which was the primary cause for the average number of full-time equivalent employees to increase to 250 for the quarter ended March 31, 2006 compared to an average of 227 for the quarter ended March 31, 2005. To a lesser extent, the increase to compensation expense is related to normal salary increases between the periods.

Premises and equipment expense increased $83,000, or 14.5%, for the quarter ended March 31, 2006 as compared to the same period in the prior year. These increases are primarily due to increases related to the acquisition of PHSB in February 2005, which increased the properties owned by the Company.

Data processing expenses increased by $31,000, or 7.4%, for the quarter ended March 31, 2006 as compared to the same period in the prior year. These increases are primarily related to enhancements to applications utilized to manage the daily operations of the Company. The implementation of these enhancements are intended to provide a competitive edge to the Company.

Amortization of intangible assets increased $73,000, or 50.7%, for the quarter ended March 31, 2006 as compared to the same period in the prior year. The increase primarily resulted from the recording of a core deposit intangible of $4.5 million as a result of the acquisition of PHSB in February 2005, which is being amortized over a ten year period, partially offset by decreases to the normal amortization of the core deposit intangible of prior acquisitions.

Miscellaneous other expenses, which consist primarily of professional fees, advertising, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned decreased by $57,000 or 6.4%, for the quarter ended March 31, 2006 as compared to the same periods in the prior year. Included in this category are decreases to audit and accounting fees related to the Company’s change in its outside audit firm and decreases to legal expense. The decrease in legal expense is directly related to the settlement of a lawsuit at the Company’s ESB Bank Building Associates subsidiary that had been ongoing.

Provision for income taxes. The provision for income taxes decreased $115,000, or 19.3%, to $482,000 for the three months ended March 31, 2006, compared to $597,000 for the same period in the prior year. The effective tax rate of 14.7% for the quarter ended March 31, 2006, as compared to 17.3% for the same period in the prior year is indicative of the decreases to pre-tax income between the periods and the increase in tax-free income on the Company’s municipal securities portfolio which accounted for approximately 1.4% of the decrease in the effective tax rate. The increase to the income from the tax free securities resulted from the acquisition of PHSB in February 2005.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $16.9 million, to $1.9 billion at March 31, 2006 from December 31, 2005. Securities available for sale, loans receivable, Federal Home Loan Bank Stock, prepaid expenses and other assets and bank owned life insurance increased by $12.9 million, $12.1 million, $1.6 million, $2.8 million and $241,000, respectively. These increases were offset by decreases to cash and cash equivalents, accrued interest receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets of $10.6 million, $259,000, $202,000, $1.2 million, $334,000 and $227,000, respectively. Total liabilities increased $21.5 million, or 1.2%, and stockholders’ equity decreased $4.6 million, or 3.6%. The increase in total liabilities was primarily the result of increases in borrowed funds of $37.5 million, partially offset by decreases in deposits, and accrued expenses and other liabilities of $14.9 million and $1.1 million, respectively. The decrease to stockholders’ equity was primarily the result of an increase in the comprehensive loss, which is made up of the unrealized loss on the Company’s securities held for sale portfolio, of $4.6 million and an increase to treasury stock of $1.6 million partially offset by an increase in retained earnings of $1.2 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $10.6 million, or 37.6%, to $17.6 million at March 31, 2006 from $28.2 million at December 31, 2005. Approximately $2.5 million of the overall decrease resulted from the Company instituting procedures to decrease its reserve requirements at the Federal Reserve. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $12.9 million, or 1.2%, during the quarter ended March 31, 2006 to $1.1 billion. During the three months ended March 31, 2006, the Company purchased approximately $71.5 million in securities consisting of $38.9 million of fixed rate mortgage-backed securities, $21.3 million of adjustable rate securities, $6.3 million of municipal bonds and $4.9 of collateralized mortgage obligations (CMO). Partially offsetting the purchases were $51.2 million of maturities and repayments of principal, a decrease in the market value on securities available for sale of approximately $7.1 million due to decreases in the market value of the securities and approximately $300,000 of amortization of premiums. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during the first quarter of 2006 was to purchase a blend of fixed and adjustable rate product as the ten year treasury bond rate rose 47 basis points from 4.39% at December 31, 2005 to its high point of 4.86% at the end the quarter. The Company continued to purchase municipal bonds which add structure to the portfolio in the event that rates decline.

The securities portfolio is primarily funded by the Company’s borrowings. In the first quarter of 2006, this wholesale leverage strategy accounted for $2.1 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $8.6 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $12.1 million, or 2.2%, to $552.4 million at March 31, 2006 from $540.3 million at December 31, 2005. Included in this increase were increases in mortgage loans of $10.4 million, or 2.5%, as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $2.8 million, or 9.9%, during the three months ended March 31, 2006, partially offset by a decrease to other loans of $1.1 million, or 0.7%. During the quarter the Company had loan originations of approximately $36.5 million and loan repayments of approximately $24.0 million, resulting in the overall growth to the portfolio.

Non-performing assets. Non-performing assets include non-accrual loans, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). Non-performing assets amounted to $3.6 million, or 0.19%, of total assets at March 31, 2006 compared to $5.1 million, or 0.27%, of total assets at December 31, 2005. The decrease in non-performing assets of $1.5 million is primarily the result of the Company decreasing its REO balance and non-accrual loans by approximately $1.2 million and $316,000, respectively.

FHLB Stock. FHLB stock increased $1.6 million, or 5.0%, to $34.5 million at March 31, 2006 compared to $32.9 million at December 31, 2005. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $334,000, or 1.5%, to $22.7 million during the three months ended March 31, 2006. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership.

Premises and Equipment. The Company’s premises and equipment decreased $202,000, or 1.8%, to $10.9 million at March 31, 2006 compared to $11.1 million at December 31, 2005. This is primarily due to normal depreciation of the Company’s assets.

Intangible assets. Intangible assets decreased $227,000 to $3.9 million at March 31, 2006 from $4.1 million at December 31, 2005. The decrease primarily resulted from normal amortization of the core deposit intangible of PHSB and prior acquisitions of approximately $217,000. The core deposit intangible resulting from the acquisition of PHSB will be amortized on a sum of the year’s digit basis over the estimated useful life of ten years. Amortization is expected to total $732,000, $650,000, $569,000, $488,000 and $1.2 million for the years 2006, 2007, 2008, 2009 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $2.8 million to $19.8 million at March 31, 2006 from $17.0 million at December 31, 2005. The increase primarily resulted from an increase to the deferred tax asset resulting from the unrealized loss on the securities available for sale portfolio of $2.4 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $819.6 million, or 47.5%, of the Company’s total funding sources at March 31, 2006. Total deposits decreased $14.9 million, or 1.8%, to $819.6 million at March 31, 2006 from $834.5 million at December 31, 2005. Non-interest-bearing deposits increased $2.1 million while interest-bearing demand deposits and time deposits decreased $5.9 million and $11.1 million, respectively, during the three months ended March 31, 2006. The $11.1 million decrease to time deposits resulted primarily from the maturity of a promotional step-up certificate of deposit that the Company offered approximately four years ago. Given the current rate environment, the Company was not able to retain those funds as they matured.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $37.5 million, or 4.3%, to $906.7 million at March 31, 2006 from $869.2 million at December 31, 2005. FHLB advances increased $37.7 million, or 5.4%, while other borrowings decreased $250,000, or 0.14% during the three months ended March 31, 2006. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Stockholders’ equity. Total stockholders’ equity decreased $4.6 million, or 3.6%, to $122.3 million at March 31, 2006, from $126.9 million at December 31, 2005. The decrease to stockholders’ equity was primarily the result of an increase in the comprehensive loss, which is made up of the unrealized loss on the Company’s securities held for sale portfolio, of $4.6 million and an increase to treasury stock of $1.6 million which were partially offset by an increase in retained earnings of $1.2 million.

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

As of March 31, 2006, the implementation of these asset and liability initiatives resulted in the following: (i) $214.3 million, or 37.1%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $87.3 million, or 31.9%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $357.0 million, or 38.2%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company being able to maintain a one-year interest rate sensitivity gap ranging between a positive 5.0% of total assets to a negative 15.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At March 31, 2006, the Company’s interest-earning assets maturing or repricing within one year totaled $505.4 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $882.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $377.4 million, or a negative 20.0%, of total assets. At March 31, 2006, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 57.3%. The Company does not presently anticipate that its one-year interest rate sensitivity gap will fluctuate beyond a range of a positive 0% of total assets to a negative 20.0% of total assets.

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	0.30%	(0.13)%	0.40%	(0.51)%
Return on average equity - increase (decrease)	0.79%	(0.34)%	0.45%	(2.04)%
Diluted earnings per share - increase (decrease)	0.82%	(0.23)%	0.35%	(2.11)%
EVE - increase (decrease)	(22.88)%	(43.61)%	2.15%	(4.44)%

The following table presents the simulated impact of a 100 basis point or 200 basis point upward and a 100 basis point downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. The scenario for a decrease in interest rates of 200 basis points was considered not applicable due to the current interest rate environment. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2005 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2005 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2005 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(1.49)%	(2.50)%	(0.85)%	(1.05)%
Return on average equity - increase (decrease)	(2.54)%	(4.27)%	(1.60)%	(0.85)%
Diluted earnings per share - increase (decrease)	(3.23)%	(4.30)%	(2.15)%	(1.08)%
EVE - increase (decrease)	(18.82)%	(42.13)%	4.99%	(1.54)%

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $3.2 million during the three months ended March 31, 2006. Net cash provided by operating activities was primarily comprised of net income of $2.8 million.

Funds used in investing activities totaled $33.1 million during the three months ended March 31, 2006. Primary uses of funds during the three months ended March 31, 2006, included $71.5 million for purchases securities available for sale and $36.5 million for loan originations and purchases. These uses were partially offset by principal repayments of loans and securities available for sale of $75.2 million.

Funds provided by financing activities totaled $19.3 million for the three months ended March 31, 2006. The primary sources of funds included proceeds from long-term borrowings and net proceeds from short-term borrowings of $50.0 million and $29.2 million, respectively. These sources were partially offset by uses of $41.8 million for repayment of long-term borrowings, $14.9 million for the decrease in deposits, $2.0 million for the acquisition of treasury stock and $1.3 million for the payments of dividends. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended March 31, 2006, the Company incurred $50.0 million in long-term borrowings with a weighted average rate of 5.00% and the Company repaid $41.8 million of long-term borrowings with a weighted average rate of 3.67%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2006, the total approved loan commitments outstanding amounted to $27.8 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $65.5 million and the unadvanced portion of construction loans approximated $23.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $351.3 million.

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

On March 21, 2006, the Company’s Board of Directors declared a cash dividend of $0.10 per share payable April 25, 2006, to shareholders of record at the close of business on March 31, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

The Company’s nonperforming assets at March 31, 2006 totaled approximately $3.6 million or 0.19% of total assets as compared to $5.1 million or 0.27% of total assets at December 31, 2005.

The $1.5 million decrease in nonperforming assets during the three months ended March 31, 2006 was primarily attributable to a decrease in REO of $1.2 million and a decrease in nonperforming loans of $316,000.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2006, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.3% and 15.8%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2006. Management believes there have been no material changes in the Company’s market risk since December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2006	14,441	$12.20	14,441	127,612
February 1-28, 2006	129,886	12.58	129,886	654,326
March 1-31, 2006	13,852	11.92	13,852	640,474

Totals	158,179	$12.49	158,179	640,474

(1)	On December 23, 2004, the Company announced a program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 533,708 shares. The program did not have an expiration date and all shares were purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant. The Company completed this program in March 2006.

On March 6, 2006, the Company announced its new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2006, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Term/Expiration
Charlotte A. Zuschlag	11,271,435	144,456	Three year term/2009
William B. Salsgiver	11,283,487	132,404	Three year term/2009
James P. Wetzel, Jr.	11,262,382	153,509	Three year term/2009

Proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent auditors for the year ended December 31, 2006.

For	Against	Abstain
11,302,164	58,584	55,143

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 9, 2006	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer