Form 10-Q
period 2006-06-30
ESB FINANCIAL CORP
filed 2006-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2006:

Common Stock, $0.01 par value	12,634,113 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2006 and December 31, 2005 (Unaudited)

(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005
Assets
Cash on hand and in banks	$6,531	$9,520
Interest-earning deposits	22,041	14,619
Federal funds sold	3,626	4,076

Cash and cash equivalents	32,198	28,215
Securities available for sale; cost of $1.2 billion and $1.1 billion.	1,129,064	1,117,063
Loans receivable, net of allowance for loan losses of $4,689 and $4,864	563,036	540,277
Accrued interest receivable	9,551	9,690
Federal Home Loan Bank (FHLB) stock	34,901	32,909
Premises and equipment, net	11,177	11,099
Real estate acquired through foreclosure, net	51	1,245
Real estate held for investment	22,238	23,041
Goodwill	41,599	41,599
Intangible assets	3,655	4,100
Bank owned life insurance	27,012	26,518
Prepaid expenses and other assets	24,168	17,023

Total assets	$1,898,650	$1,852,779

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$809,264	$834,530
FHLB advances	683,706	693,927
Repurchase agreements	193,000	107,000
Other borrowings	16,349	16,946
Junior subordinated notes	51,407	51,369
Advance payments by borrowers for taxes and insurance	2,896	2,242
Accrued expenses and other liabilities	28,833	19,888

Total liabilities	1,785,455	1,725,902

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,812 and 13,806,992 shares issued 13,002,464 and 13,247,331 shares outstanding	138	138
Additional paid-in capital	100,771	100,690
Treasury stock, at cost: 804,348 and 559,661 shares	(10,410)	(7,434)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,998)	(4,494)
Unvested shares held by Management Recognition Plan (MRP)	(212)	(237)
Retained earnings	46,390	43,479
Accumulated other comprehensive loss, net	(19,484)	(5,265)

Total stockholders’ equity	113,195	126,877

Total liabilities and stockholders’ equity	$1,898,650	$1,852,779

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$8,630	$7,472	$16,937	$13,764
Taxable securities available for sale	12,777	11,142	25,142	21,039
Tax free securities available for sale	1,454	1,411	2,836	2,733
FHLB stock	476	274	803	459
Deposits with banks and federal funds sold	82	57	155	82

Total interest income	23,419	20,356	45,873	38,077

Interest expense:
Deposits	5,518	4,301	10,795	7,684
Borrowed funds	9,652	7,101	18,200	13,427
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	856	795	1,678	1,332

Total interest expense	16,026	12,197	30,673	22,443

Net interest income	7,393	8,159	15,200	15,634
Provision for loan losses	102	18	295	2

Net interest income after provision for loan losses	7,291	8,141	14,905	15,632

Noninterest income:
Fees and service charges	952	875	1,814	1,522
Net gain on sale of loans	177	8	177	11
Increase of cash surrender value of bank owned life insurance	253	229	493	457
Net realized gain on sale of securities available for sale	113	—	113	—
Income from real estate joint ventures	435	469	602	698
Other	169	165	280	368

Total noninterest income	2,099	1,746	3,479	3,056

Noninterest expense:
Compensation and employee benefits	3,331	3,277	6,713	6,342
Premises and equipment	661	650	1,315	1,220
Federal deposit insurance premiums	26	28	53	53
Data processing	421	483	873	905
Amortization of intangible assets	208	238	425	382
Minority interest	125	183	157	262
Advertising	115	126	229	269
Other	958	1,078	1,797	1,973

Total noninterest expense	5,845	6,063	11,562	11,406

Income before income taxes	3,545	3,824	6,822	7,282
Provision for income taxes	535	607	1,017	1,204

Net income	$3,010	$3,217	$5,805	$6,078

Net income per share
Basic	$0.24	$0.25	$0.46	$0.49
Diluted	$0.23	$0.24	$0.45	$0.48
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	12,665,699	12,946,465	12,717,002	12,334,199
Weighted average shares and share equivalents outstanding	12,856,483	13,203,058	12,911,367	12,622,344

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2006 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive loss net of tax	Total stockholders’ equity
Balance at January 1, 2006	$138	$100,690	$(7,434)	$(4,494)	$(237)	$43,479	$(5,265)	$126,877

Comprehensive results:
Net income	—	—	—	—	—	5,805	—	5,805
Other comprehensive results, net	—	—	—	—	—	—	(14,294)	(14,294)
Reclassification adjustment	—	—	—	—	—	—	75	75

Total comprehensive results	—	—	—	—	—	5,805	(14,219)	(8,414)
Cash dividends at $0.20 per share	—	—	—	—	—	(2,529)	—	(2,529)
Purchase of treasury stock, at cost (280,385 shares)	—	—	(3,449)	—	—	—	—	(3,449)
Reissuance of treasury stock for stock option exercises	—	—	473	—	—	(365)	—	108
Release of ESOP shares	—	44	—	496	—	—	—	540
Tax effect of compensatory stock options	—	37	—	—	—	—	—	37
Accrued Compensation Expense MRP	—	—	—	—	25	—	—	25

Balance at June 30, 2006	$138	$100,771	$(10,410)	$(3,998)	$(212)	$46,390	$(19,484)	$113,195

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2006	2005
Operating activities:
Net income	$5,805	$6,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	527	592
Provision for loan losses	295	2
Amortization of premiums and accretion of discounts	1,131	1,788
Origination of loans available for sale	—	(918)
Proceeds from sale of loans available for sale	—	659
Gain on sale of securities available for sale	(113)	—
Amortization of intangible assets	425	391
Compensation expense on ESOP and MRP	565	676
Decrease (increase) in accrued interest receivable	139	(1,538)
Decrease in prepaid expenses and other assets	731	2,559
Increase in accrued expenses and other liabilities	8,946	18,880
Other	567	436

Net cash provided by operating activities	19,018	29,605

Investing activities:
Loan originations	(85,697)	(86,953)
Purchases of:
Securities available for sale	(193,299)	(226,743)
FHLB stock	(5,481)	(6,282)
Fixed assets	(614)	(441)
Principal repayments of:
Loans receivable	58,609	79,369
Securities available for sale	92,762	102,589
Proceeds from the sale of:
Securities available for sale	65,928	70,066
Loans	2,228	—
REO	1,156	62
Redemption of FHLB stock	3,489	4,805
Sales of fixed assets	—	1,459
Increases to real estate held for investment	(3,267)	(10,688)
Decreases to real estate held for investment	5,212	8,286
Payment for purchase of PHSB, net of cash acquired	—	(16,338)

Net cash used in investing activities	(58,974)	(80,809)

Financing activities:
Net decrease in deposits	(25,266)	(11,232)
Proceeds from long-term borrowings	140,000	125,140
Repayments of long-term borrowings	(83,494)	(61,472)
Net increase (decrease) in short-term borrowings	18,676	(2,698)
Issuance of preferred debt	—	36,083
Proceeds received from exercise of stock options	108	270
Dividends paid	(2,636)	(2,420)
Payments to acquire treasury stock	(3,449)	(3,877)

Net cash provided by financing activities	43,939	79,794

Net increase in cash equivalents	3,983	28,590
Cash equivalents at beginning of period	28,215	17,703

Cash equivalents at end of period	$32,198	$46,293

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2006	2005
Supplemental information:

Interest paid	$31,411	$25,100
Income taxes paid	871	1,329

Supplemental schedule of non-cash investing and financing activities:

Dividends declared but not paid	1,259	1,330

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank (ESB or the Bank), PennFirst Financial Services, Inc. (PFSI), THF, Inc. (THF), ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO). ESB is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005, as contained in the Company’s 2005 Annual Report to Stockholders.

The results of operations for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2006, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the three and six month periods ended June 30, 2006 and June 30, 2005. There were no options issued during the three and six months ended June 30, 2006 and June 30, 2005.

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

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate caps as part of its cash flow hedging strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts over the life of the agreement if a specified interest rate (LIBOR) increases above a certain rate. The derivatives are being used to hedge the variable cash flows associated with $50.0 million of existing variable-rate debt.

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

If the hedged item in a cash flow hedge fails to occur or it is probable of not occurring, cash flow hedge accounting is no longer applied to that hedge relationship and amounts classified in other comprehensive income are reclassified to earnings immediately. All future changes in the fair value of the derivative will be classified in earnings until the derivative matures or is re-designated in a new hedge relationship.

As of June 30, 2006, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At June 30, 2006, derivatives with a fair value of $732,000 were included in other assets. The change in net unrealized losses during the three and six months ended June 30, 2006 of $207,000 and $351,000, respectively, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three and six months ended June 30, 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $118,000 reclassified out of other comprehensive income into interest expense during the six months ended 2006. During the remainder of 2006, the Company estimates that approximately $166,000 will be reclassified from other comprehensive income to interest expense.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

2.	Acquisition of PHSB

Effective February 11, 2005, the Company completed its acquisition of PHSB Financial Corporation (PHSB), a Pennsylvania corporation and bank holding company for Peoples Home Savings Bank. PHSB was primarily engaged in the business of attracting deposits from the general public and offering traditional mortgage loan products, commercial loans and consumer loans, which primarily consist of automobile loans. The merger created a resultant banking institution with increased presence in Lawrence and Beaver counties in western Pennsylvania. Each share of PHSB common stock was exchanged for either $27.00 in cash or 1.966 shares of Company common stock. The total merger consideration was paid 50% in

Company common stock and 50% in cash. In exchange for all of the outstanding common stock of PHSB, the Company paid approximately $79.0 million in cash and issued approximately 2.9 million shares of Company common stock. The transaction was funded primarily through the issuance of $35.0 million of fixed rate trust preferred securities of ESB Capital Trust IV. The transaction was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of PHSB were recorded at their fair values as of the acquisition date. The amount of contractual obligations, severance or other plan payments, which were $4.4 million, were capitalized and included in the calculation of goodwill associated with the acquisition. The goodwill and core deposit intangible recorded in the transaction were approximately $35.2 million and $4.5 million, respectively. As prescribed under the purchase method of accounting, the results of operations of PHSB from the date of acquisition were included in the Company’s financial statements for the three and six months ended June 30, 2005.

The following Unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2005.

(Dollar amounts in thousands)	Six Months Ended June 30,
	2006	2005
Interest Income	$45,873	$39,813
Interest Expense	30,673	23,483

Net Interest Income	15,200	16,330
Provision for loan losses	295	62

Net Interest Income after provision for loan losses	14,905	16,268
Non Interest Income	3,479	3,185
Non Interest Expense	11,562	22,123

Income before income taxes	6,822	(2,670)
Provision for income taxes	1,017	(2,269)

Net loss including restructuring charges.	5,805	(401)

Restructuring charges of $9,844, net of tax benefit of $2,958	—	6,886

Net income excluding restructuring charges	$5,805	$6,485

Net loss per share including restructuring charges
Basic	$0.46	$(0.03)
Diluted	$0.45	$(0.03)

Net income per share excluding restructuring charges
Basic	$0.46	$0.50
Diluted	$0.45	$0.49

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

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $105,000 and $135,000 at June 30, 2006 and December 31, 2005, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $36,250 and $43,750 at June 30, 2006 and December 31, 2005, respectively, and are amortized on a level yield basis.

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

4. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of June 30, 2006:
Trust preferred securities	$500	$—	$(10)	$490
Municipal securities	110,700	1,836	(675)	111,861
Equity securities	1,555	377	(1)	1,931
Corporate bonds	69,123	123	(1,057)	68,189
Mortgage-backed securities	976,293	482	(30,182)	946,593

	$1,158,171	$2,818	$(31,925)	$1,129,064

December 31, 2005:
Trust Preferred securities	$500	$—	$(57)	$443
Municipal securities	113,403	5,273	(11)	118,665
Equity securities	1,554	362	(6)	1,910
Corporate bonds	85,168	372	(1,575)	83,965
Mortgage-backed securities	923,472	2,399	(13,791)	912,080

	$1,124,097	$8,406	$(15,440)	$1,117,063

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

As of June 30, 2006

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$489	$10	1	$489	$10
Municipal securities	48	34,150	481	10	7,433	194	58	41,583	675
Equity Securities	1	146	1	0	—	—	1	146	1
Corporate bonds	2	4,496	6	9	47,719	1,051	11	52,215	1,057
Mortgage-backed securities	135	517,360	12,633	116	384,320	17,549	251	901,680	30,182

	186	$556,152	$13,121	136	$439,961	$18,804	322	$996,113	$31,925

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

As of December 31, 2005

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Municipal securities	—	$—	$—	3	$1,842	$11	3	$1,842	$11
Corporate bonds	2	5,987	19	9	42,704	1,613	11	48,691	1,632
Equity Securities	2	345	6	—	—	—	2	345	6
Mortgage-backed securities	123	482,640	7,057	66	238,397	6,734	189	721,037	13,791

	127	$488,972	$7,082	78	$282,943	$8,358	205	$771,915	$15,440

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2006	December 31, 2005
Loans Receivable
Mortgage loans:
Residential - single family	$250,019	$230,805
Residential - multi family	34,404	36,401
Commercial real estate	72,323	69,453
Construction	74,207	71,848

Subtotal mortgage loans	430,953	408,507
Other loans:
Home equity loans	66,308	64,175
Dealer auto and RV loans	54,482	54,507
Other Consumer loans	14,253	17,614
Commercial business	18,635	23,527

Subtotal other loans	153,678	159,823

Total loans	584,631	568,330
Less:
Allowance for loan losses	4,689	4,864
Deferred loan fees and net discounts	(2,771)	(2,715)
Loans in process	19,677	25,904

	$563,036	$540,277

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2006	$4,864
Provision for loan losses	295
Charge offs	(567)
Recoveries	97

Balance, June 30, 2006	$4,689

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2006		December 31, 2005

Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$54,262	6.7%	$52,745	6.3%
NOW account deposits	81,225	10.0%	84,134	10.1%
Money Market deposits	42,608	5.3%	52,277	6.3%
Passbook account deposits	114,117	14.1%	115,399	13.8%
Time deposits	517,052	63.9%	529,975	63.5%

	$809,264	100.0%	$834,530	100.0%

Time deposits mature as follows:

Within one year	$364,745	45.1%	$339,095	40.6%
After one year through two years	114,359	14.1%	130,118	15.6%
After two years through three years	23,252	2.9%	40,788	4.9%
After three years through four years	7,849	1.0%	9,903	1.2%
After four years through five years	3,182	0.4%	5,710	0.7%
Thereafter	3,665	0.5%	4,361	0.5%

	$517,052	64.0%	$529,975	63.5%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2006		December 31, 2005
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.02%	$274,206	3.81%	$276,814
Due beyond 12 months but within 2 years	3.95%	238,706	3.65%	209,307
Due beyond 2 years but within 3 years	4.85%	150,560	4.16%	177,570
Due beyond 3 years but within 4 years	6.64%	10,180	8.39%	180
Due beyond 4 years but within 5 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	1.00%	54	4.05%	10,056

		$683,706		$693,927

Repurchase agreements:
Due within 12 months	5.19%	$93,000	4.11%	$37,000
Due beyond 12 months but within 2 years	4.34%	35,000	4.01%	20,000
Due beyond 2 years but within 3 years	5.03%	65,000	4.55%	50,000

		$193,000		$107,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	945	5.25%	945
Due beyond 4 years but within 5 years	5.25%	472	5.25%	945

		$4,252		$4,725

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	1,500	5.55%	1,500
Due beyond 2 years but within 3 years	5.55%	9,000	5.55%	1,500
Due beyond 3 years but within 4 years	5.55%	—	5.55%	7,500

		$12,000		$12,000

Treasury tax and loan note payable	5.25%	$97	4.25%	$221

Included in the $683.7 million of FHLB advances at June 30, 2006 is approximately $45.5 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net income	$3,010	$3,217
Weighted-average common shares outstanding	12,666	12,946

Basic earnings per share	$0.24	$0.25

Weighted-average common shares outstanding	12,666	12,946
Common stock equivalents due to effect of stock options	190	257

Total weighted-average common shares and equivalents	12,856	13,203

Diluted earnings per share	$0.23	$0.24

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income	$5,805	$6,078
Weighted-average common shares outstanding	12,717	12,334

Basic earnings per share	$0.46	$0.49

Weighted-average common shares outstanding	12,717	12,334
Common stock equivalents due to effect of stock options	194	288

Total weighted-average common shares and equivalents	12,911	12,622

Diluted earnings per share	$0.45	$0.48

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 410,449 and 503,929 at June 30, 2006 and June 30, 2005, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 88,910 shares at $15.35 per diluted share expiring November 2013, 89,790 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015 and 17,760 shares at $12.40 per diluted share expiring May 2015 were outstanding as of June 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 93,760 shares at $15.35 per share expiring November 2013 and 90,220 shares of at $14.50 per share expiring November 2014 were outstanding as of June 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net Income:	$3,010	$3,217
Other comprehensive (loss) income - net of tax
Fair value adjustment on securities available for sale, net of tax
(benefit) expense of ($5,071) in 2006, $3,704 in 2005.	(9,879)	7,192
Net securities gains reclassified into earnings, net of tax expense of $38 in 2006.	75	—
Fair value adjustment on derivatives, net of tax (benefit) expense of $70 in 2006, ($142) in 2005	137	(276)

Other comprehensive (loss) income - net of tax	(9,667)	6,916

Comprehensive (loss) income	$(6,657)	$10,133

(Dollar amounts in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net Income:	$5,805	$6,078
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) of ($7,066) in 2006, ($756) in 2005	(14,526)	(1,467)
Net securities gains reclassified into earnings, net of tax expense of $38 in 2006.	75	—
Fair value adjustment on derivatives, net of tax benefit of ($119) in 2006, ($129) in 2005	232	(202)

Other comprehensive loss - net of tax	(14,219)	(1,669)

Comprehensive (loss) income	$(8,414)	$4,409

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2006, the participants in the plan had credited service under the SERP ranging from 15 to 28 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2006:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Components of net periodic pension cost
Service cost	$14	$11	$28	$22
Interest cost	24	19	48	38
Amortization of unrecognized gains and losses	9	—	18
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$57	$40	$114	$80

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Components of net periodic pension cost
Service cost	$3	$4	$6	$8
Interest cost	8	7	16	14
Amortization of prior service cost	16	15	32	30

Net periodic pension cost	$27	$26	$54	$52

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2006 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005, which is available at the SEC’s website www.sec.gov or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three and six months ended June 30, 2006, the Company experienced a $207,000 or 6.4% and $273,000, or 4.5%, respectively, decrease in earnings over the same period last year. During 2006 the inverted yield curve has caused additional pressure to the Company’s net interest margin, and although interest income increased by approximately $7.8 million for the six months ended June 30, 2006 over the same period last year, interest expense increased by approximately $8.2 million during the same period resulting in a decrease of 29 basis points to the Company’s net interest margin. The Company’s performance during the three and six month periods ended June 30, 2006 is consistent with management’s expectations of operating within the current interest rate environment.

The Company is continuing its efforts to increase the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. During the second quarter of 2006 the Company restructured approximately $65.8 million of its investment portfolio consisting of both fixed and adjustable rate mortgage-backed securities as well as municipal bonds. The proceeds were reinvested primarily into twenty and thirty year fixed rate mortgage-backed securities and, to a lesser extent, adjustable rate mortgage-backed securities. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management expects that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the second quarter of 2006, the Company had approximately $52.0 million of wholesale borrowings maturing with a weighted average rate of 4.30%. These borrowings were replaced with borrowings at a weighted average rate of 5.35% and an average maturity of 2.7 years.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) purchasing interest rate caps hedged against short term borrowings; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities;(4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.0 million for the three months ended June 30, 2006, as compared to net income of $3.2 million for the same period in the prior year. The $207,000, or 6.4%, decrease in net income for the quarter ended June 30, 2006, as compared to the same period in the prior year was primarily attributable to decreases in net interest income after provision for loan losses of $850,000, partially offset by an increase in non-interest income of $353,000 and decreases in non-interest expense and provision for income taxes of $218,000 and $72,000, respectively.

The Company recorded net income of $5.8 million for the six months ended June 30, 2006, as compared to net income of $6.1 million for the same period in the prior year. The $273,000, or 4.5%, decrease in net income for the six months ended June 30, 2006, as compared to the same period in the prior year was primarily attributable to a decrease in net interest income after provision for loan losses of $727,000 and an increase in non-interest expense of $156,000, partially offset by an increase in non-interest income of $423,000 and a decrease in provision for income taxes of $187,000.

Net interest income. Net interest income is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically, from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates.

Net interest income decreased $766,000, or 9.4%, to $7.4 million for the three months ended June 30, 2006, compared to $8.2 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $3.8 million, while interest income increased by $3.1 million.

Net interest income decreased $434,000, or 2.8%, to $15.2 million for the six months ended June 30, 2006, compared to $15.6 million for the same period in the prior year. This decrease in net interest income can be attributed to interest expense increasing by $8.2 million while interest income increased by $7.8 million.

Interest income. Interest income increased $3.1 million, or 15.1%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and Federal Home Loan Bank stock of $1.2 million, $1.7 million and $202,000, respectively.

Interest earned on loans receivable increased $1.2 million, or 15.5%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $57.3 million, or 11.3%, to $564.8 million for the three months ended June 30, 2006 compared to $507.4 million for the same period in the prior year and, to a lesser extent, to an increase in the yield of 19 basis points to 6.18% at June 30, 2006 from 5.99% at June 30, 2005.

Interest earned on securities increased $1.7 million, or 13.4%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase was primarily the result of an increase in the tax equivalent yield on securities to 5.21% for the three months ended June 30, 2006 from 4.79% for the same period in the prior year and, to a lesser extent, to an increase in the average balance of the securities portfolio of $40.6 million, or 3.7%, to $1.1 billion at June 30, 2006. The increase in the tax equivalent yield on the portfolio is primarily related to the restructuring that the Company completed in the fourth quarter of 2005 as well as increases in mid term interest rates of approximately 140 to 150 basis points from the period ended June 30, 2005.

Interest income increased $7.8 million, or 20.5%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and FHLB stock of $3.2 million, $4.2 million and $344,000, respectively.

Interest earned on loans receivable increased $3.2 million, or 23.1%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $92.3 million, or 19.8%, to $557.7 million for the six months ended June 30, 2006 compared to $465.4 million for the same period in the prior year. Additionally, the yield on the loans increased to 6.15% for the period ended June 30, 2006 from 6.01% for the same period in the prior year.

Interest earned on securities increased $4.2 million, or 17.7%, for the six months ended June 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the yield on the securities to 5.17% for the six months ended June 30, 2006 from 4.78% for the same period in the prior year which is primarily the result of the restructuring that the Company completed in the fourth quarter of 2005 as well as increases in mid term interest rates of approximately 140 to 150 basis points from the period ended June 30, 2005. Additionally, the average balance of securities outstanding increased $84.9 million, or 8.1%, to $1.1 billion at June 30, 2006.

These changes are reflected in the quarterly rate volume report presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $3.8 million, or 31.4%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $1.2 million, $2.6 million and $61,000, respectively.

Interest incurred on deposits increased $1.2 million, or 28.3%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase is due to an increase in the cost of interest-bearing deposits to 2.92% from 2.22% for the quarters ended June 30, 2006 and 2005, respectively. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing deposits of $18.2 million, or 2.3%, to $758.2 million for the three months ended June 30, 2006, compared to $776.4 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $2.6 million, or 35.9%, for the three months ended June 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.41% from 3.66% for the quarters ended June 30, 2006 and 2005, respectively, and, to a lesser extent, an increase in the average balance of borrowed funds of $109.8 million, or 14.3%, to $877.0 million for the three months ended June 30, 2006 compared to $767.2 million for the same period in the prior year.

Interest expense increased $8.2 million, or 36.7%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $3.1 million, $4.8 million and $346,000, respectively.

Interest incurred on deposits increased $3.1 million, or 40.5%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the costs of interest-bearing deposits to 2.85% from 2.15% for the six months ended June 30, 2006 and 2005, respectively. Additionally, the average balance of interest-bearing deposits increased $41.8 million, or 5.8%, to $763.4 million for the six months ended June 30, 2006, compared to $721.6 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $4.8 million, or 35.6%, for the six months ended June 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.29% from 3.61% for the six months ended June 30, 2006 and 2005. Additionally, the average balance of borrowed funds increased $116.7 million, or 15.8%, to $856.0 million for the six months ended June 30, 2006 compared to $739.3 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. In February 2005, the Company issued $35.0 million fixed/floating rate preferred securities at a rate of 6.03% in conjunction with the acquisition of PHSB. The interest incurred on these borrowings increased by $346,000 due primarily to an increase in the average balance of $9.1 million to $51.4 million for the six months ended June 30, 2006 compared to $42.3 million for the same period in the prior year and, to a lesser extent, to an increase in the cost of these funds to 6.59% for the six months ended June 30, 2006 from 6.30% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2006				2005
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$978,540	$12,027	4.92%		$941,981	$10,639	4.52%
Taxable corporate bonds available for sale	51,268	750	5.87%		51,253	503	3.88%
Tax-exempt securities available for sale	119,526	1,454	7.37	%(1)	115,499	1,411	7.40	%(1)

	1,149,334	14,231	5.21	%(1)	1,108,733	12,553	4.79	%(1)

Mortgage loans	402,931	6,112	6.07%		343,876	5,118	5.95%
Tax-exempt loans	13,489	161	7.26	%(1)	19,802	245	7.51%
Other loans	148,343	2,357	6.37%		143,739	2,109	5.89%

	564,763	8,630	6.18	%(1)	507,417	7,472	5.99	%(1)

Cash equivalents	15,014	82	2.19%		21,136	57	1.08%
FHLB stock	35,956	476	5.31%		34,688	274	3.17%

	50,970	558	4.39%		55,824	331	2.38%

Total interest-earning assets	1,765,067	23,419	5.50	%(1)	1,671,974	20,356	5.07	%(1)
Other noninterest-earning assets	117,239	—	—		132,644	—	—

Total assets	$1,882,306	$23,419	5.16	%(1)	$1,804,618	$20,356	4.70	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$242,123	$379	0.63%		$278,368	$374	0.54%
Time deposits	516,038	5,139	3.99%		498,028	3,927	3.16%

	758,161	5,518	2.92%		776,396	4,301	2.22%

FHLB advances	725,780	7,844	4.33%		671,122	6,170	3.64%
Repurchase Agreements	134,667	1,574	4.69%		77,000	670	3.44%
Other borrowings	16,571	234	5.66%		19,070	261	5.41%

	877,018	9,652	4.41%		767,192	7,101	3.66%

Preferred securities- fixed	36,083	527	5.86%		36,083	537	5.89%
Preferred securities- adjustable	15,314	329	8.62%		15,239	258	6.79%

Total interest-bearing liabilities	1,686,576	16,026	3.81%		1,594,910	12,197	3.04%
Noninterest-bearing demand deposits	57,420	—	—		54,035	—	—
Other noninterest-bearing liabilities	21,298	—	—		20,374	—	—

Total liabilities	1,765,294	16,026	3.64%		1,669,319	12,197	2.91%
Stockholders’ equity	117,012	—	—		135,299	—	—

Total liabilities and equity	$1,882,306	$16,026	3.41%		$1,804,618	$12,197	2.69%

Net interest income		$7,393				$8,159

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.69	%(1)			2.03	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.86	%(1)			2.17	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Dollar amounts in thousands)	Six months ended June 30,
	2006				2005
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$969,641	$23,705	4.89%		$890,794	$20,107	4.51%
Taxable corporate bonds available for sale	51,266	1,437	5.65%		51,251	932	3.62%
Tax-exempt securities available for sale	117,608	2,836	7.31	%(1)	111,535	2,733	7.43	%(1)

	1,138,515	27,978	5.17	%(1)	1,053,580	23,772	4.78	%(1)

Mortgage loans	396,125	11,988	6.05%		326,541	9,734	5.96%
Tax-exempt loans	14,012	319	6.95	%(1)	15,409	369	7.32%
Other loans	147,516	4,630	6.33%		123,425	3,661	5.98%

	557,653	16,937	6.15	%(1)	465,375	13,764	6.01	%(1)

Cash equivalents	13,928	155	2.24%		17,979	82	0.92%
FHLB stock	34,678	803	4.67%		33,571	459	2.76%

	48,606	958	3.97%		51,550	541	2.12%

Total interest-earning assets	1,744,774	45,873	5.45	%(1)	1,570,505	38,077	5.06	%(1)
Other noninterest-earning assets	123,025	—	—		120,322	—	—

Total assets	$1,867,799	$45,873	5.09	%(1)	$1,690,827	$38,077	4.70	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$244,477	$758	0.63%		$261,053	$648	0.50%
Time deposits	518,944	10,037	3.90%		460,579	7,036	3.08%

	763,421	10,795	2.85%		721,632	7,684	2.15%

FHLB advances	718,435	15,005	4.21%		646,409	11,757	3.62%
Repurchase Agreements	120,833	2,734	4.56%		73,667	1,146	3.09%
Other borrowings	16,721	461	5.56%		19,177	524	5.43%

	855,989	18,200	4.29%		739,253	13,427	3.61%

Preferred securities- fixed	36,083	1,062	5.94%		27,062	829	6.09%
Preferred securities- adjustable	15,305	616	8.12%		15,230	503	6.66%

Total interest-bearing liabilities	1,670,798	30,673	3.70%		1,503,177	22,443	2.98%
Noninterest-bearing demand deposits	55,208	—	—		44,806	—	—
Other noninterest-bearing liabilities	20,332	—	—		17,253	—	—

Total liabilities	1,746,338	30,673	3.54%		1,565,236	22,443	2.87%
Stockholders’ equity	121,461	—	—		125,591	—	—

Total liabilities and equity	$1,867,799	$30,673	3.31%		$1,690,827	$22,443	2.65%

Net interest income		$15,200				$15,634

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.75	%(1)			2.08	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.91	%(1)			2.20	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2006 and 2005 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, June 30, 2006 versus 2005 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$472	$1,206	$1,678
Loans	868	290	1,158
Cash equivalents	(20)	45	25
FHLB stock	10	192	202

Total interest-earning assets	1,330	1,733	3,063

Interest expense:
Deposits	(103)	1,320	1,217
FHLB advances	530	1,144	1,674
Repurchase agreements	620	284	904
Other borrowings	(35)	8	(27)
Preferred securities	1	60	61

Total interest-bearing liabilities	1,013	2,816	3,829

Net interest income	$317	$(1,083)	$(766)

(Dollar amounts in thousands)	Six months ended, June 30, 2006 versus 2005 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$1,998	$2,208	$4,206
Loans	2,794	379	3,173
Cash equivalents	(22)	95	73
FHLB stock	16	328	344

Total interest-earning assets	4,786	3,010	7,796

Interest expense:
Deposits	467	2,644	3,111
FHLB advances	1,393	1,855	3,248
Repurchase agreements	929	659	1,588
Other borrowings	(68)	5	(63)
Preferred securities	295	51	346

Total interest-bearing liabilities	3,016	5,214	8,230

Net interest income	$1,770	$(2,204)	$(434)

Provision for loan losses. The provision for loan losses increased $84,000 to $102,000 for the quarter ended June 30, 2006, compared to a provision for loan losses of $18,000 for the same period last year. The provision for loan losses increased $293,000 to $295,000 for the six months ended June 30, 2006, compared to a provision for loan losses of $2,000 for the same period last year. These provisions were part of the normal operations of the Company for the second quarter and six months of 2006. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2006 amounted to $4.7 million, or .80% of the Company’s total loan portfolio, as compared to $4.9 million, or .86%, at December 31, 2005. The Company’s allowance for losses on loans as a percentage of non-performing loans was 139.1% and 127.3% at June 30, 2006 and December 31, 2005, respectively.

Non-interest income. Non-interest income increased $353,000, or 20.2%, for the three months ended June 30, 2006, compared to the same period in the prior year. This increase can be attributed to increases in fees and service charges, net gain on sale of loans and net realized gain on sale of securities available for sale of $77,000, $169,000, and $113,000, respectively, which was partially offset by a decrease in income from real estate joint ventures of $34,000.

Non-interest income increased $423,000, or 13.8%, for the six months ended June 30, 2006, compared to the same period in the prior year. This increase can be attributed to increases in fees and service charges, net gain on sale of loans and net realized gain on sale of securities available for sale of $292,000, $166,000 and $113,000, respectively, partially offset by decreases to income from real estate joint ventures and other income of $96,000 and $88,000, respectively.

Fees and service charges increased $77,000, or 8.8%, for the three months ended June 30, 2006 compared to the same period in the prior year. These increases are primarily due to increases in prepayment fees on loans, NOW account fees and ATM fees of $17,000, $46,000 and $22,000, respectively. The increase to NOW account fees is related to use of the Company’s platinum overdraft program, which is a service provided by the Bank which enables customers limited ability to overdraft their checking accounts without the Bank returning the check. The Company provided this service to the customers of the former PHSB after the merger and data conversion were completed in the first quarter of 2005.

Fees and service charges increased $292,000, or 19.2% for the six months ended June 30, 2006 compared to the same period in the prior year. This increase can primarily be attributable to increases to fees on loans, prepayment fees on loans, fees earned on NOW accounts, fees on debit cards and service fees on ATM machines of $21,000, $17,000, $151,000, $30,000 and $46,000, respectively. As stated previously, the increase to fees earned on NOW accounts resulted from the Company’s ability to provide the platinum overdraft program to the former customers of PHSB after the merger in 2005.

Net gain on sale of loans increased $169,000 for the three months ended June 30, 2006 and $166,000 for the six months ended June 30, 2006. This increase is the result of the Company’s decision to sell its credit card portfolio in the second quarter of 2006. The credit card portfolio balance of approximately $2.0 million was sold at approximately a 10% premium with the exception of the Company’s business accounts, delinquent accounts and a recourse reserve.

Net realized gain on sales of securities increased $113,000 for the three and six months ended June 30, 2006 compared to the same period in the prior year. The Company did not sell any securities available for sale during the three and six months ended June 30, 2005. During 2006, the Company restructured approximately $65.7 million of securities in an attempt to improve the net interest margin.

Income from real estate joint ventures decreased $34,000, or 7.3%, to $435,000 for the quarter ended June 30, 2006, compared to $469,000 for the same period in the prior year and $96,000, or 13.8%, to $602,000 for the six months ended June 30, 2006, compared to $698,000 for the same period in the prior year. The Company has a 51% ownership interest in seven of its eight real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or in the land development and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During 2006, the Company experienced decreased income over last year as the joint ventures added during 2005 were still in the initial stages and the seasoned projects reached the end stages resulting in fewer sales. The Company expects this income to increase over the remaining quarters of 2006 as the properties are sold in the new projects.

Non-interest expense. Non-interest expense decreased $218,000, or 3.6%, to $5.8 million for the three months ended June 30, 2006 as compared to $6.1 million for the same period in the prior year. This decrease can primarily be attributable to data processing, amortization of intangible assets, minority interest and other expenses of $62,000, $30,000, $58,000 and $120,000, respectively. Partially offsetting these decreases was an increase to compensation and employee benefits of $54,000. These increases primarily resulted from acquiring the operations of PHSB in February 2005.

Non-interest expense increased $156,000, or 1.4%, to $11.6 million for the six months ended June 30, 2006 as compared to $11.4 million for the same period in the prior year. This increase can be attributable to increases in compensation and employee benefits and premises and equipment of $371,000 and $95,000, respectively, partially offset by decreases in data processing, minority interest, advertising and other expenses of $32,000, $105,000, $40,000 and $176,000, respectively.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $54,000, or 1.6%, for the three months ended June 30, 2006. The increase was primarily the result of increases to compensation expense related to normal salary increases between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP) and a decrease to the average number of full-time equivalent employees to 251 for the quarter ended June 30, 2006 compared to an average of 261 for the quarter ended June 30, 2005.

Compensation and employee benefits increased by $371,000, or 5.9%, for the six months ended June 30, 2006. The increase was primarily related to increases to compensation expense and related taxes between the periods due to normal salary increases. Additionally, the six months ended June 30, 2006 includes expenses related to the employees of PHSB for an entire period.

Data processing expenses decreased by $62,000, or 12.8%, to $421,000 for the quarter ended June 30, 2006 as compared to $483,000 for the same period in the prior year and by $32,000, or 3.5%, to $873,000 for the six months ended June 30, 2006 as compared to $905,000 for the same period in the prior year. The decrease is primarily related to a reduction in depreciation expense between the periods.

Premises and equipment increased $11,000, or 1.7%, to $661,000 for the quarter ended June 30, 2006 as compared to $650,000 for the same period in the prior year and $95,000, or 7.8%, to $1.3 million for the six months ended June 30, 2006 as compared to $1.2 million for the same period in the prior year. The increase to premises and equipment for the six months ended June 30, 2006 is primarily the result of a $38,000 write down to market value of the Company’s Springdale office which is expected to be sold in the third quarter of 2006. Additionally, the Company incurred increases to branch office rent and real estate taxes of approximately $31,000 and $18,600, respectively.

Miscellaneous other expenses, which consist primarily of professional fees, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned decreased by $120,000, or 11.1%, to $958,000 for the quarter ended June 30, 2006 as compared to $1.1 million for the same period in the prior year and by $176,000, or 8.9%, to $1.8 million for the six months ended June 30, 2006 as compared to $2.0 million for the same period in the prior year. This reduction reflects reduced fees in accounting and legal fees related to the Company’s cost of complying with Sarbanes Oxley as well as the economies of scale achieved by the Company after the full implementation of the operations of PHSB into the Company.

Provision for income taxes. The provision for income taxes decreased $72,000, or 11.9%, to $535,000 for the three months ended June 30, 2006, compared to $607,000 for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 15.1% for the quarter ended June 30, 2006 as compared to 15.9% for the same period in the prior year. The provision for income taxes decreased $187,000, or 15.5%, to $1.0 million for the six months ended June 30, 2006, compared to $1.2 million for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 14.9% for the six months ended June 30, 2006 as compared to 16.5% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $45.9 million, or 2.5%, to $1.9 billion at June 30, 2006, from $1.9 billion at December 31, 2005. Cash and cash equivalents, securities available for sale, loans receivable, FHLB Stock, prepaid expenses and other assets and bank owned life insurance (BOLI) increased by $4.0 million, $12.0 million, $22.8 million, $2.0 million, $7.1 million and $494,000, respectively. These increases were offset by decreases to real estate acquired through foreclosure, real estate held for investment and intangible assets of $1.2 million, $803,000 and $445,000, respectively. Total liabilities increased $59.6 million, or 3.5%, to $1.8 billion at June 30, 2006, as compared to $1.7 billion as of December 31, 2005, and stockholders’ equity decreased $13.7 million, or 10.8%, to $113.2 million at June 30, 2006 as compared to $126.9 million at December 31, 2005. The increase in total liabilities was primarily the result of increases in borrowed funds, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $75.2 million, $654,000 and $8.9 million, respectively. These increases were offset by a decrease to deposits of $25.3 million. The decrease to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive loss of $14.2 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $4.0 million, or 14.1%, to $32.2 million at June 30, 2006 from $28.2 million at December 31, 2005. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase at June 30, 2006 resulted from the deposit of funds from the repayment of approximately $7.0 million of loans to local school districts, partially offset by a decrease of approximately $2.5 million resulting from the Company instituting procedures to decrease its reserve requirements at the Federal Reserve.

Securities. The Company’s securities portfolio increased by $12.0 million, or 1.1%, during the quarter ended June 30, 2006 to $1.1 billion. During the period ended June 30, 2006, the Company purchased approximately $193.3 million in securities consisting of $138.3 million of fixed rate mortgage-backed securities, $36.1 million of adjustable rate securities, $13.8 million of municipal bonds, $4.9 of collateralized mortgage obligations (CMO) and $146,000 of equity securities. Partially offsetting the purchases were sales of $65.9 million consisting of $34.0 million of adjustable rate securities, $15.6 million of municipal bonds and $15.3 million of fixed rate mortgage-backed securities, $92.8 million of maturities and repayments of principal, a decrease in the market value on securities available for sale of approximately $22.1 million and approximately $645,000 from the amortization of premiums. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during the first six months of 2006 was to purchase a blend of fixed and adjustable rate products as the ten year treasury bond rate rose 75 basis points from 4.39% at December 31, 2005 to 5.14% at the end of the period. During the second quarter, the Company restructured approximately $65.8 million of fixed and adjustable rate mortgage-backed securities as well as municipal bonds. The proceeds were reinvested primarily into twenty and thirty year fixed rate mortgage-backed securities. The Company continued to purchase a limited amount of municipal bonds which add structure to the portfolio in the event that rates decline.

The securities portfolio is primarily funded by the Company’s borrowings. For the three months ended June 30, 2006 this wholesale leverage strategy accounted for $1.5 million of the Company’s tax equivalent net interest income of $8.2 million. For the six months ended June 30, 2006, this wholesale leverage strategy accounted for $3.8 million of the Company’s tax equivalent net interest income of $16.8 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $22.8 million, or 4.2%, to $563.0 million at June 30, 2006 from $540.3 million at December 31, 2005. Included in this increase were increases in mortgage loans of $22.4 million, or 5.5%, as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $6.5 million, or 23.0%, during the six months ended June 30, 2006, partially offset by a decrease to other loans of $6.1 million, or 3.8%. During the period the Company had loan originations of approximately $85.7 million and loan repayments of approximately $60.8 million, resulting in the overall growth to the portfolio. The decrease to other loans resulted primarily from the maturity of approximately $7.0 million of loans to local school districts. School districts typically borrow these funds for a one year term and then re-borrow for their next fiscal year that begins in July.

Non-performing assets. Non-performing assets include non-accrual loans, repossessed vehicles, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). Non-performing assets amounted to $3.6 million, or 0.19%, of total assets at June 30, 2006 compared to $5.1 million, or 0.27%, of total assets at December 31, 2005. The decrease in non-performing assets of $1.5 million is primarily the result of the Company decreasing its REO balance and non-accrual loans by approximately $1.2 million and $452,000, respectively.

FHLB Stock. FHLB stock increased $2.0 million, or 6.1%, to $34.9 million at June 30, 2006 compared to $32.9 million at December 31, 2005. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $803,000, or 3.5%, to $22.2 million during the period ended June 30, 2006. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership interest.

Intangible assets. Intangible assets decreased $445,000 to $3.7 million at June 30, 2006 from $4.1 million at December 31, 2005. The decrease primarily resulted from normal amortization of the core deposit intangible of PHSB and prior acquisitions of approximately $424,000. The core deposit intangible resulting from the acquisition of PHSB is amortized on a sum of the year’s digit basis over the estimated useful life of ten years. Amortization is expected to total $732,000, $650,000, $569,000, $488,000 and $1.2 million for the years 2006, 2007, 2008, 2009 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $7.1 million to $24.2 million at June 30, 2006 from $17.0 million at December 31, 2005. The increase primarily resulted from an increase to the deferred tax asset resulting from the unrealized loss on the securities available for sale portfolio of $7.4 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $809.3 million, or 46.1%, of the Company’s total funding sources at June 30, 2006. Total deposits decreased $25.3 million, or 3.0%, to $809.3 million at June 30, 2006 from $834.5 million at December 31, 2005. Non-interest-bearing deposits increased $1.5 million while interest-bearing demand deposits and time deposits decreased $13.9 million and $12.9 million, respectively, during the six months ended June 30, 2006. The $12.9 million decrease to time deposits resulted primarily from the maturity of a promotional step-up certificate of deposit that the Company offered approximately four years ago. Additionally, approximately $7.0 million of certificates of deposits matured on June 30, 2006. These accounts were related to the approximately $7.0 million of school district loans that matured on the same day.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $75.2 million, or 8.7%, to $944.5 million at June 30, 2006 from $869.2 million at December 31, 2005. FHLB advances decreased $10.2 million, or 1.5%, repurchase agreements increased $86.0 million, or 80.4%, while other borrowings decreased $559,000, or 0.82% during the period ended June 30, 2006. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased by $8.9 million due primarily to an increase of $7.1 million due to the vendor used by the Company to process its checks. This increase is the result of the monies disbursed for approximately $7.0 million of certificates of deposit that matured on June 30, 2006.

Stockholders’ equity. Total stockholders’ equity decreased $13.7 million, or 10.8%, to $113.2 million at June 30, 2006, from $126.9 million at December 31, 2005. The decrease to stockholders’ equity was primarily the result of an increase in the comprehensive loss, which is made up of the unrealized loss on the Company’s securities available for sale portfolio, of $14.2 million.

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

As of June 30, 2006, the implementation of these asset and liability initiatives resulted in the following: (i) $210.6 million, or 36.0%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $88.7 million, or 31.8%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $318.0 million, or 33.6%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between a 0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At June 30, 2006, the

Company’s interest-earning assets maturing or repricing within one year totaled $462.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $894.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $432.9 million, or a negative 22.8%, of total assets. At June 30, 2006, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 51.6%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of a 0% of total assets and negative 20.0% of total assets.

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation. Given a 200 basis point parallel and gradual increase or decrease in market interest rates, the Company strives to maintain the change in net interest income to no more than approximately 10% for a one-year period.

Economic Value of Equity (EVE). EVE is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, the Company strives to maintain the portfolio equity increase or decrease to no more than approximately 50% of stockholders’ equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2006 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2006 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2006 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(1.89)%	(5.85)%	0.03%	(0.48)%
Return on average equity - increase (decrease)	(2.97)%	(3.08)%	0.32%	(0.74)%
Diluted earnings per share - increase (decrease)	(3.01)%	(10.04)%	0.22%	(1.00)%
EVE - increase (decrease)	(25.55)%	(50.66)%	8.12%	5.32%

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

Net cash provided by operating activities totaled $19.0 million during the six months ended June 30, 2006. Net cash provided by operating activities was primarily comprised of an increase in accrued expenses and other liabilities of $8.9 million and net income of $5.8 million.

Funds used in investing activities totaled $58.9 million during the six months ended June 30, 2006. Primary uses of funds during the period, included $193.3 million for purchases securities available for sale and $85.7 million for loan originations and purchases. These uses were partially offset by principal repayments of loans and securities available for sale of $151.3 million and proceeds from the sale of securities available for sale of $65.9 million.

Funds provided by financing activities totaled $43.9 million for the six months ended June 30, 2006. The primary sources of funds included proceeds from long-term borrowings and net proceeds from short-term borrowings of $140.0 million and $18.7 million, respectively. These sources were partially offset by uses of $83.5 million for repayment of long-term borrowings, $25.3 million for the decrease in deposits, $3.4 million for the acquisition of treasury stock and $2.6 million for the payments of dividends. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the six months ended June 30, 2006, the Company incurred $140.0 million in long-term borrowings with a weighted average rate of 5.22% and the Company repaid $83.5 million of long-term borrowings with a weighted average rate of 4.02%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At June 30, 2006 the total approved loan commitments outstanding amounted to $21.9 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $64.7 million and the unadvanced portion of construction loans approximated $19.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2006 totaled $364.8 million.

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

On June 21, 2006, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2006, to shareholders of record at the close of business on June 30, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Nonperforming assets consist of nonaccrual loans, repossessed vehicles, real estate owned and troubled debt restructuring. A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company does not accrue interest on loans past due 90 days or more.

The Company’s nonperforming assets at June 30, 2006 totaled approximately $3.6 million or 0.19% of total assets as compared to $5.1 million or 0.27% of total assets at December 31, 2005.

The $1.5 million decrease in nonperforming assets during the three months ended June 30, 2006 was primarily attributable to a decrease in REO of $1.2 million and a decrease in nonperforming loans of $452,000.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2006 ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.3% and 15.6%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2006. Management believes there have been no material changes in the Company’s market risk since December 31, 2005.

Item 4. Controls and Procedures

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2006	43,247	$12.11	43,247	597,227
May 1-31, 2006	72,257	12.03	72,257	524,970
June 1-30, 2006	6,702	11.98	6,702	518,268

Totals	122,206	$12.06	122,206	518,268

(1)	On March 6, 2006, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of stockholders, held on April 19, 2006, have been previously reported.

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

ESB FINANCIAL CORPORATION

Date: August 9, 2006	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer