Form 10-Q
period 2006-09-30
ESB FINANCIAL CORP
filed 2006-11-08
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2006

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2006:

Common Stock, $0.01 par value	12,995,620 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2006 and December 31, 2005 (Unaudited)

(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005
Assets
Cash on hand and in banks	$3,787	$9,520
Interest-earning deposits	15,580	14,619
Federal funds sold	1,806	4,076

Cash and cash equivalents	21,173	28,215
Securities available for sale; cost of $1.1 billion and $1.1 billion.	1,142,017	1,117,063
Loans receivable, net of allowance for loan losses of $4,819 and $4,864	587,263	540,277
Loans held for sale	212	—
Accrued interest receivable	9,670	9,690
Federal Home Loan Bank (FHLB) stock	35,214	32,909
Premises and equipment, net	11,161	11,099
Real estate acquired through foreclosure, net	1,023	1,245
Real estate held for investment	20,507	23,041
Goodwill	41,599	41,599
Intangible assets	3,438	4,100
Bank owned life insurance	27,266	26,518
Prepaid expenses and other assets	17,844	17,023

Total assets	$1,918,387	$1,852,779

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$826,517	$834,530
FHLB advances	706,117	693,927
Repurchase agreements	169,000	107,000
Other borrowings	16,192	16,946
Junior subordinated notes	51,426	51,369
Advance payments by borrowers for taxes and insurance	1,232	2,242
Accrued expenses and other liabilities	18,904	19,888

Total liabilities	1,789,388	1,725,902

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,812 and 13,806,992 shares issued; 12,996,792 and 13,247,331 shares outstanding	138	138
Additional paid-in capital	100,791	100,690
Treasury stock, at cost; 810,220 and 559,661 shares	(10,462)	(7,434)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,754)	(4,494)
Unvested shares held by Management Recognition Plan (MRP)	(199)	(237)
Retained earnings	47,838	43,479
Accumulated other comprehensive loss, net	(5,353)	(5,265)

Total stockholders’ equity	128,999	126,877

Total liabilities and stockholders’ equity	$1,918,387	$1,852,779

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$9,077	$7,696	$26,014	$21,459
Taxable securities available for sale	13,288	11,317	38,430	32,356
Tax free securities available for sale	1,272	1,438	4,108	4,171
FHLB stock	456	241	1,259	701
Deposits with banks and federal funds sold	111	68	266	150

Total interest income	24,204	20,760	70,077	58,837

Interest expense:
Deposits	6,061	4,564	16,856	12,248
Borrowed funds	10,267	7,808	28,467	21,236
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	874	797	2,552	2,129

Total interest expense	17,202	13,169	47,875	35,613

Net interest income	7,002	7,591	22,202	23,224
Provision for loan losses	274	67	569	69

Net interest income after provision for loan losses	6,728	7,524	21,633	23,155

Noninterest income:
Fees and service charges	963	945	2,778	2,466
Net gain on sale of loans	2	8	179	19
Increase of cash surrender value of bank owned life insurance	254	237	748	695
Net realized gain on sale of securities available for sale	367	129	480	129
Income from real estate joint ventures	843	339	1,446	1,038
Other	97	98	373	467

Total noninterest income	2,526	1,756	6,004	4,814

Noninterest expense:
Compensation and employee benefits	3,315	3,271	10,028	9,613
Premises and equipment	596	647	1,911	1,867
Federal deposit insurance premiums	26	27	79	81
Data processing	428	516	1,301	1,421
Amortization of intangible assets	208	238	632	620
Minority interest	316	118	474	380
Advertising	114	106	342	375
Other	1,001	927	2,798	2,900

Total noninterest expense	6,004	5,850	17,565	17,257

Income before provision for income taxes	3,250	3,430	10,072	10,712
Provision for income taxes	515	539	1,532	1,743

Net income	$2,735	$2,891	$8,540	$8,969

Net income per share
Basic	$0.22	$0.22	$0.67	$0.72
Diluted	$0.21	$0.22	$0.66	$0.70
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	12,633,592	12,874,470	12,688,894	12,516,268
Weighted average shares and share equivalents outstanding	12,808,773	13,107,929	12,876,864	12,786,184

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2006 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) income net of tax	Total stockholders’ equity
Balance at January 1, 2006	$138	$100,690	$(7,434)	$(4,494)	$(237)	$43,479	$(5,265)	$126,877
Comprehensive results:
Net income	—	—	—	—	—	8,540	—	8,540
Other comprehensive results, net	—	—	—	—	—	—	(13)	(13)
Reclassification adjustment	—	—	—	—	—	—	(75)	(75)

Total comprehensive results	—	—	—	—	—	8,540	(88)	8,452
Cash dividends at $0.30 per share	—	—	—	—	—	(3,774)	—	(3,774)
Purchase of treasury stock, at cost (293,318 shares)	—	—	(3,595)	—	—	—	—	(3,595)
Reissuance of treasury stock for stock option exercises	—	—	567	—	—	(407)	—	160
Release of ESOP shares	—	56	—	740	—	—	—	796
Tax effect of compensatory stock options	—	45	—	—	—	—	—	45
Accrued compensation expense MRP	—	—	—	—	38	—	—	38

Balance at September 30, 2006	$138	$100,791	$(10,462)	$(3,754)	$(199)	$47,838	$(5,353)	$128,999

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net income	$8,540	$8,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	778	902
Provision for loan losses	569	69
Amortization of premiums and accretion of discounts	1,698	2,878
Origination of loans available for sale	(315)	(1,319)
Proceeds from sale of loans available for sale	103	1,319
Gain of sale of securities available for sale	(480)	(129)
Amortization of intangible assets	662	653
Compensation expense on ESOP and MRP	834	997
Decrease (increase) in accrued interest receivable	20	(1,398)
(Increase) decrease in prepaid expenses and other assets	(519)	1,357
Decrease in accrued expenses and other liabilities	(984)	(627)
Other	(1,198)	(1,187)

Net cash provided by operating activities	9,708	12,484

Investing activities:
Loan originations and purchases	(146,079)	(143,481)
Purchases of:
Securities available for sale	(242,505)	(351,766)
FHLB stock	(8,549)	(10,016)
Fixed assets	(848)	(526)
Principal repayments of:
Loans receivable	94,350	116,431
Securities available for sale	142,768	168,473
Proceeds from the sale of:
Securities available for sale	73,900	119,772
Loans	2,228	—
REO	1,156	127
Redemption of FHLB stock	6,244	7,630
Sales of fixed assets	—	1,459
Increases to real estate held for investment	(5,848)	(12,088)
Reductions to real estate held for investment	8,382	9,836
Payment for purchase of PHSB	—	(16,338)

Net cash used in investing activities	(74,801)	(110,487)

Financing activities:
Net (decrease) increase in deposits	(8,013)	5,707
Proceeds from long-term borrowings	241,177	245,140
Repayments of long-term borrowings	(136,946)	(111,677)
Net decrease in short-term borrowings	(30,795)	(63,296)
Issuance of preferred debt	—	36,083
Proceeds received from exercise of stock options	160	312
Dividends paid	(3,937)	(3,750)
Payments to acquire treasury stock	(3,595)	(4,352)

Net cash provided by financing activities	58,051	104,167

Net (decrease) increase in cash equivalents	(7,042)	6,164
Cash equivalents at beginning of period	28,215	17,703

Cash equivalents at end of period	$21,173	$23,867

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2006 and 2005 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2006	2005
Supplemental information:
Interest paid	$49,314	$36,727
Income taxes paid	1,463	1,574

Supplemental schedule of non-cash investing and financing activities:

Dividends declared but not paid	1,259	1,325

The Company purchased all of the common stock of PHSB for $79.7 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	—	338,063
Cash paid for PHSB common stock	—	(79,740)
Liabilities assumed	—	(292,878)

	—	(34,555)

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank (ESB or the Bank), PennFirst Financial Services, Inc. (PFSI), THF, Inc. (THF), ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO). ESB is a Pennsylvania chartered; Federal Deposit Insurance Corporation (FDIC) insured stock savings bank.

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

The results of operations for the three and nine month periods ended September 30, 2006 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2006, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the three and nine month periods ended September 30, 2006. The Company did not issue any stock options in the nine month period ended September 30, 2006. The Company issued 82,300 options with a weighted average exercise price of $12.20 and 18,610 options with a weighted average exercise price of $12.40 during the nine month period ended September 30, 2005. The following pro-forma information regarding compensation expense, net of tax, net income and earnings per share assumes the adoption of FAS 123 for stock options granted subsequent to December 31, 1994:

(Dollar amounts in thousands, except share data)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income, as reported	$8,540	$8,969
Compensation expense, under FAS 123, net of tax	0	(246)

Pro forma net income	$8,540	$8,723

Basic net income per share, as reported	$0.67	$0.72
Pro forma basic net income per share	$0.67	$0.70

Diluted net income per share, as reported	$0.66	$0.70
Pro forma diluted net income per share	$0.66	$0.68

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

As of September 30, 2006, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At September 30, 2006, derivatives with a fair value of $336,000 were included in other assets. The change in net unrealized losses during the three and nine months ended September 30, 2006 of $396,000 and $45,000, respectively, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 9. No hedge ineffectiveness on cash flow hedges was recognized during the three and six months ended September 30, 2006.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $200,000 reclassified out of other comprehensive income into interest expense during the nine months ended 2006. During the remainder of 2006, the Company estimates that approximately $86,000 will be reclassified from other comprehensive income to interest expense.

Recent Accounting and Regulatory Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the over funded or under funded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

(Dollar amounts in thousands)	Nine Months Ended September 30,
	2006	2005
Interest Income	$70,077	$60,583
Interest Expense	47,875	36,660

Net Interest Income	22,202	23,923
Provision for loan losses	569	129

Net Interest Income after provision for loan losses	21,633	23,794
Non Interest Income	6,004	4,944
Non Interest Expense	17,565	27,976

Income before income taxes	10,072	762
Provision for income taxes	1,532	(1,730)

Net loss including restructuring charges.	8,540	2,492

Restructuring charges of $9,844, net of tax benefit of $2,958	—	6,886

Net income excluding restructuring charges	$8,540	$9,378

Net income per share including restructuring charges
Basic	$0.67	$0.16
Diluted	$0.66	$0.16

Net income per share excluding restructuring charges
Basic	$0.67	$0.61
Diluted	$0.66	$0.60

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

3.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate

Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $90,000 and $135,000 at September 30, 2006 and December 31, 2005, respectively, and is amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $32,500 and $43,750 at September 30, 2006 and December 31, 2005, respectively, are amortized on a level yield basis.

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

4.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of September 30, 2006:
Trust preferred securities	$500	$—	$(3)	$497
Municipal securities	105,470	4,412	—	109,882
Equity securities	1,555	500	(5)	2,050
Corporate bonds	65,107	202	(888)	64,421
Mortgage-backed securities	976,811	2,385	(14,029)	965,167

	$1,149,443	$7,499	$(14,925)	$1,142,017

December 31, 2005:
Trust Preferred securities	$500	$—	$(57)	$443
Municipal securities	113,403	5,273	(11)	118,665
Equity securities	1,554	362	(6)	1,910
Corporate bonds	85,168	372	(1,575)	83,965
Mortgage-backed securities	923,472	2,399	(13,791)	912,080

	$1,124,097	$8,406	$(15,440)	$1,117,063

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

As of September 30, 2006

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$497	$3	1	$497	$3
Equity securities	—	—	—	1	201	5	1	201	5
Corporate bonds	—	—	—	8	42,938	888	8	42,938	888
Mortgage-backed securities	28	100,618	334	168	579,915	13,695	196	680,533	14,029

	28	$100,618	$334	178	$623,551	$14,591	206	$724,169	$14,925

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

As of December 31, 2005

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$443	$57	1	$443	$57
Municipal securities	—	—	—	3	1,842	11	3	1,842	11
Equity Securities	2	345	6	—	—	—	2	345	6
Corporate bonds	2	5,987	19	9	42,261	1,556	11	48,248	1,575
Mortgage-backed securities	123	482,640	7,057	66	238,397	6,734	189	721,037	13,791

	127	$488,972	$7,082	79	$282,943	$8,358	206	$771,915	$15,440

5.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2006	December 31, 2005
Loans Receivable
Mortgage loans:
Residential - single family	$268,309	$230,805
Residential - multi family	33,465	36,401
Commercial real estate	75,483	69,453
Construction	70,413	71,848

Subtotal mortgage loans	447,670	408,507
Other loans:
Consumer loans
Home equity loans	68,377	64,175
Dealer auto and RV loans	54,280	54,507
Other loans	13,848	17,614
Commercial business	21,712	23,527

Subtotal other loans	158,217	159,823

Total loans	605,887	568,330

Less:
Allowance for loan losses	4,819	4,864
Deferred loan fees and net discounts	(2,820)	(2,715)
Loans in process	16,625	25,904

	$587,263	$540,277

Loans Held for Sale
Mortgage loans:
Residential - single family	$212	$—

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2006	$4,864
Provision for loan losses	569
Charge offs	(747)
Recoveries	133

Balance, September 30, 2006	$4,819

6.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

	September 30, 2006		December 31, 2005
(Dollar amounts in thousands)	Amount	%	Amount	%
Type of accounts
Noninterest-bearing deposits	$56,254	6.8%	$52,745	6.4%
NOW account deposits	77,090	9.3%	84,134	10.1%
Money Market deposits	39,021	4.7%	52,277	6.3%
Passbook account deposits	107,770	13.0%	115,399	13.8%
Time deposits	546,382	66.2%	529,975	63.4%

	$826,517	100.0%	$834,530	100.0%

Time deposits mature as follows:

Within one year	$413,633	50.0%	$339,095	40.5%
After one year through two years	93,167	11.3%	130,118	15.6%
After two years through three years	26,294	3.2%	40,788	4.9%
After three years through four years	7,068	0.9%	9,903	1.2%
After four years through five years	3,264	0.4%	5,710	0.7%
Thereafter	2,956	0.4%	4,361	0.5%

	$546,382	66.2%	$529,975	63.4%

7.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2006		December 31, 2005
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.01%	$250,997	3.81%	$276,814
Due beyond 12 months but within 2 years	4.14%	243,711	3.65%	209,307
Due beyond 2 years but within 3 years	5.15%	191,357	4.16%	177,570
Due beyond 3 years but within 4 years	6.61%	10,000	8.39%	180
Due beyond 4 years but within 5 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	1.00%	52	4.05%	10,056

		$706,117		$693,927

Repurchase agreements:
Due within 12 months	5.00%	$69,000	4.11%	$37,000
Due beyond 12 months but within 2 years	4.63%	50,000	4.01%	20,000
Due beyond 2 years but within 3 years	5.23%	50,000	4.55%	50,000

		$169,000		$107,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	945	5.25%	945
Due beyond 4 years but within 5 years	5.25%	236	5.25%	945

		$4,016		$4,725

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	1,500	5.55%	1,500
Due beyond 2 years but within 3 years	5.55%	9,000	5.55%	1,500
Due beyond 3 years but within 4 years	—	—	5.55%	7,500

		$12,000		$12,000

Treasury tax and loan note payable	5.25%	$176	4.25%	$221

Included in the $706.1 million of FHLB advances at September 30, 2006 is approximately $45.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

8.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net income	$2,735	$2,891
Weighted-average common shares outstanding	12,634	12,874

Basic earnings per share	$0.22	$0.22

Weighted-average common shares outstanding	12,634	12,874
Common stock equivalents due to effect of stock options	175	234

Total weighted-average common shares and equivalents	12,809	13,108

Diluted earnings per share	$0.21	$0.22

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income	$8,540	$8,969
Weighted-average common shares outstanding	12,689	12,516

Basic earnings per share	$0.67	$0.72

Weighted-average common shares outstanding	12,689	12,516
Common stock equivalents due to effect of stock options	188	270

Total weighted-average common shares and equivalents	12,877	12,786

Diluted earnings per share	$0.66	$0.70

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 410,449 and 503,929 at September 30, 2006 and September 30, 2005, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 93,760 shares of common stock at a weighted average exercise price of $15.35 expiring November 2013, 90,220 shares of common stock at a weighted average exercise price of $14.50, expiring November 2014, 82,300 shares of common stock at a weighted average exercise price of $12.20, expiring June 2015 and 18,610 shares of common stock at a weighted average exercise price of $12.40, expiring June 2015 were outstanding as of September 30, 2005 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 88,910 shares of common stock at $15.35 per diluted share expiring November 2013, 89,790 shares of common stock at $14.50 per diluted share expiring November 2014, 82,300 shares of common stock at $12.20 per diluted share expiring May 2015 and 17,760 shares at $12.40 per diluted share expiring May 2015 were outstanding as of September 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net Income:	$2,735	$2,891
Other comprehensive (loss) income - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $7,539 in 2006, ($3,263) in 2005.	14,634	(6,335)
Net securities gains reclassified into earnings, net of tax benefit of $124 in 2006, $266 in 2005.	(242)	(517)
Fair value adjustment on derivatives, net of benefit $134 in 2006 of $84 in 2005	(261)	(163)

Other comprehensive (loss) income - net of tax	14,131	(7,015)

Comprehensive (loss) income	$16,866	$(4,124)

(Dollar amounts in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net Income:	$8,540	$8,969
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $8 in 2006, ($4,161) in 2005	16	(8,078)
Net securities gains reclassified into earnings, net of tax benefit of $38 in 2006, $266 in 2005.	(75)	(517)
Fair value adjustment on derivatives, net of tax benefit of $15 in 2006, ($45) in 2005	(29)	(89)

Other comprehensive loss - net of tax	(88)	(8,684)

Comprehensive (loss) income	$8,452	$285

10.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s last three year’s compensation and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service divided by 20. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 55 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2006, the participants in the plan had credited service under the SERP ranging from 15 to 28 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2006 and 2005:

	SERP		SERP
(Dollar amounts in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Components of net periodic pension cost
Service cost	$14	$11	$42	$33
Interest cost	24	19	72	57
Amortization of unrecognized gains and losses	8	3	24	9
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$56	$43	$168	$129

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Components of net periodic pension cost
Service cost	$3	$4	$9	$12
Interest cost	8	7	24	21
Amortization of prior service cost	16	15	48	45

Net periodic pension cost	$27	$26	$81	$78

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2006 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three and nine months ended September 30, 2006, the Company experienced a $156,000 or 5.4% and $429,000, or 4.8%, respectively, decrease in earnings over the same period last year. During 2006 the inverted yield curve has caused compression of the Company’s net interest margin, and although interest income increased by approximately $11.2 million for the nine months ended September 30, 2006 over the same period last year, interest expense increased by approximately $12.3 million during the same period resulting in a decrease of 29 basis points to the Company’s net interest margin. Management has been diligent in controlling operating expenses, which were relatively flat to the 2005 nine month period after considering that the nine month period ended September 2006 included the expenses of Peoples Home Savings Bank for the entire period as opposed to a partial period in 2005. The Company’s performance during the three and nine month periods ended September 30, 2006 is consistent with management’s expectations of operating within the current interest rate environment.

The Company is continuing its efforts to increase the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. During the second quarter of 2006 the Company restructured approximately $65.8 million of its investment portfolio consisting of both fixed and adjustable rate mortgage-backed securities as well as municipal bonds. The proceeds were reinvested primarily into twenty and thirty year fixed rate mortgage-backed securities and, to a lesser extent, adjustable rate mortgage-backed securities. During the third quarter, the Company sold an additional $8.0 million of municipal securities in order to reduce its interest rate risk exposure.

As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management recognizes that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the third quarter of 2006, the Company had approximately $53.0 million of long term wholesale borrowings maturing with a weighted average rate of 3.66%. These borrowings were replaced with borrowings at a weighted average rate of 5.19% and an average maturity of 3.0 years.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to two to four years on the wholesale borrowings; (2) purchasing interest rate caps hedged against short term borrowings; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.7 million for the three months ended September 30, 2006, as compared to net income of $2.9 million for the same period in the prior year. The $156,000, or 5.4%, decrease in net income for the quarter ended September 30, 2006, as compared to the same period in the prior year was primarily attributable to a decrease in net interest income after provision for loan losses of $796,000 and an increase in non-interest expense of $154,000, partially offset by an increase in non-interest income of $770,000 and a decrease in provision for income taxes of $24,000.

The Company recorded net income of $8.5 million for the nine months ended September 30, 2006, as compared to net income of $9.0 million for the same period in the prior year. The $429,000, or 4.8%, decrease in net income for the nine months ended September 30, 2006, as compared to the same period in the prior year was primarily attributable to a decrease in net interest income after provision for loan losses of $1.5 million and an increase in non-interest expense of $308,000, partially offset by an increase in non-interest income of $1.2 million and a decrease in provision for income taxes of $211,000.

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

Net interest income decreased $589,000, or 7.8%, to $7.0 million for the three months ended September 30, 2006, compared to $7.6 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $4.0 million, while interest income increased by $3.4 million.

Net interest income decreased $1.0 million, or 4.4%, to $22.2 million for the nine months ended September 30, 2006, compared to $23.2 million for the same period in the prior year. This decrease in net interest income can be attributed to interest expense increasing by $12.3 million, while interest income increased by $11.2 million.

Interest income. Interest income increased $3.4 million, or 16.6%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and Federal Home Loan Bank stock of $1.4 million, $1.8 million and $215,000, respectively.

Interest earned on loans receivable increased $1.4 million, or 17.9%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $67.1 million, or 13.0%, to $582.1 million for the three months ended September 30, 2006 compared to $515.0 million for the same period in the prior year and, to a lesser extent, to an increase in the yield on the loans of 27 basis points to 6.27% at September 30, 2006 from 6.00% at September 30, 2005.

Interest earned on securities increased $1.8 million, or 14.2%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase was primarily the result of an increase in the tax equivalent yield on securities to 5.27% for the three months ended September 30, 2006 from 4.79% for the same period in the prior year and, to a lesser extent, to an increase in the average balance of the securities portfolio of $28.6 million, or 2.5%, to $1.2 billion at September 30, 2006.

The increase in the tax equivalent yield on the securities portfolio is primarily related to the restructurings that the Company completed in the fourth quarter of 2005 and second quarter of 2006.

Interest income increased $11.2 million, or 19.1%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and FHLB stock of $4.6 million, $6.0 million and $558,000, respectively.

Interest earned on loans receivable increased $4.6 million, or 21.2%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $83.9 million, or 17.4%, to $565.8 million for the nine months ended September 30, 2006 compared to $481.9 million for the same period in the prior year. Additionally, the yield on the loans increased to 6.19% for the period ended September 30, 2006 from 6.01% for the same period in the prior year.

Interest earned on securities increased $6.0 million, or 16.5%, for the nine months ended September 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the yield on the securities to 5.21% for the nine months ended September 30, 2006 from 4.78% for the same period in the prior year which is primarily the result of the restructurings that the Company completed in the fourth quarter of 2005 and the second quarter of 2006 as well as increases in mid term interest rates of approximately 40 to 50 basis points from the period ended September 30, 2005. Additionally, the average balance of securities outstanding increased $66.2 million, or 6.1%, to $1.1 billion at September 30, 2006.

These changes are reflected in the quarterly rate volume report presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $4.0 million, or 30.6%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $1.5 million, $2.5 million and $77,000, respectively.

Interest incurred on deposits increased $1.5 million, or 32.8%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase is due to an increase in the cost of interest-bearing deposits to 3.16% from 2.35% for the quarters ended September 30, 2006 and 2005, respectively. Partially offsetting this increase in cost was a decrease in the average balance of interest-bearing deposits of $8.6 million, or 1.1%, to $761.6 million for the three months ended September 30, 2006, compared to $770.2 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $2.5 million, or 31.5%, for the three months ended September 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.57% from 3.83% for the quarters ended September 30, 2006 and 2005, respectively, and, to a lesser extent, an increase in the average balance of borrowed funds of $94.8 million, or 11.9%, to $892.2 million for the three months ended September 30, 2006 compared to $797.4 million for the same period in the prior year.

Interest expense increased $12.3 million, or 34.4%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $4.6 million, $7.2 million and $423,000, respectively.

Interest incurred on deposits increased $4.6 million, or 37.6%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase was primarily attributable to an increase in the costs of interest-bearing deposits to 2.95% from 2.22% for the nine months ended September 30, 2006 and 2005, respectively. Additionally, the average balance of interest-bearing deposits increased $25.0 million, or 3.4%, to $762.8 million for the nine months ended September 30, 2006, compared to $737.8 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $7.2 million, or 34.0%, for the nine months ended September 30, 2006 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.38% from 3.69% for the nine months ended September 30, 2006 and 2005. Additionally, the average balance of borrowed funds increased $109.4 million, or 14.4%, to $868.0 million for the nine months ended September 30, 2006 compared to $758.6 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. In February 2005, the Company issued $35.0 million of fixed/floating rate preferred securities at a rate of 6.03% in conjunction with the acquisition of PHSB. The interest incurred on these borrowings increased by $77,000 due primarily to an increase in the cost of these funds to 6.75% for the quarter ended September 30, 2006 from 6.10% for the same period in the prior year and, to a lesser extent, to an increase in the average balance of $75,000 to $51.4 million for the quarter ended September 30, 2006 compared to $51.3 million for the same period in the prior year. The interest incurred on these borrowings increased by $423,000 due primarily to an increase in the average balance of $6.1 million to $51.4 million for the nine months ended September 30, 2006 compared to $45.3 million for the same period in the prior year and, to a lesser extent, to an increase in the cost of these funds to 6.64% for the nine months ended September 30, 2006 from 6.22% for the same period in the prior year.

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

	Three months ended September 30,
	2006				2005
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$994,355	$12,476	5.02%		$955,762	$10,750	4.50%
Taxable corporate bonds available for sale	51,272	812	6.28%		51,257	567	4.33%
Tax-exempt securities available for sale	108,258	1,272	7.12	%(1)	118,267	1,438	7.37	%(1)

	1,153,885	14,560	5.27	%(1)	1,125,286	12,755	4.79	%(1)

Mortgage loans	422,570	6,496	6.15%		355,233	5,296	5.96%
Tax-exempt loans	11,269	138	7.36	%(1)	8,957	106	7.13	%(1)
Other loans	148,286	2,443	6.54%		150,826	2,294	6.03%

	582,125	9,077	6.27	%(1)	515,016	7,696	6.00	%(1)

Cash equivalents	16,448	111	2.68%		17,899	68	1.51%
FHLB stock	34,638	456	5.22%		35,792	241	2.67%

	51,086	567	4.40%		53,691	309	2.28%

Total interest-earning assets	1,787,096	24,204	5.57	%(1)	1,693,993	20,760	5.08	%(1)
Other noninterest-earning assets	119,321	—	—		133,999	—	—

Total assets	$1,906,417	$24,204	5.22	%(1)	$1,827,992	$20,760	4.71	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$231,821	$365	0.62%		$270,296	$407	0.60%
Time deposits	529,741	5,696	4.27%		499,910	4,157	3.30%

	761,562	6,061	3.16%		770,206	4,564	2.35%

FHLB advances	691,486	7,737	4.44%		709,078	6,920	3.82%
Repurchase Agreements	176,833	2,153	4.83%		69,500	628	3.54%
Other borrowings	23,842	377	6.27%		18,852	260	5.40%

	892,161	10,267	4.57%		797,430	7,808	3.83%

Preferred securities- fixed	36,083	528	5.81%		36,083	567	6.15%
Preferred securities- adjustable	15,333	346	8.95%		15,258	230	5.98%

Total interest-bearing liabilities	1,705,139	17,202	4.00%		1,618,977	13,169	3.20%

Noninterest-bearing demand deposits	58,678	—	—		54,868	—	—
Other noninterest-bearing liabilities	20,768	—	—		19,901	—	—

Total liabilities	1,784,585	17,202	3.82%		1,693,746	13,169	3.06%
Stockholders’ equity	121,832	—	—		134,246	—	—

Total liabilities and equity	$1,906,417	$17,202	3.58%		$1,827,992	$13,169	2.83%

Net interest income		$7,002				$7,591

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.57	%(1)			1.88	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.75	%(1)			2.02	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine months ended September 30,
	2006				2005
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$977,879	$36,181	4.93%		$912,450	$30,856	4.51%
Taxable corporate bonds available for sale	51,268	2,249	5.87%		51,253	1,500	3.86%
Tax-exempt securities available for sale	114,491	4,108	7.25	%(1)	113,779	4,171	7.41	%(1)

	1,143,638	42,538	5.21	%(1)	1,077,482	36,527	4.78	%(1)

Mortgage loans	404,940	18,484	6.09%		336,105	15,029	5.96%
Tax-exempt loans	13,098	457	7.06	%(1)	13,259	475	7.26	%(1)
Other loans	147,773	7,073	6.40%		132,559	5,955	6.01%

	565,811	26,014	6.19	%(1)	481,923	21,459	6.01	%(1)

Cash equivalents	14,768	266	2.41%		17,952	150	1.12%
FHLB stock	34,665	1,259	4.86%		34,311	701	2.73%

	49,433	1,525	4.12%		52,263	851	2.17%

Total interest-earning assets	1,758,882	70,077	5.49	%(1)	1,611,668	58,837	5.07	%(1)
Other noninterest-earning assets	121,790	—	—		124,882	—	—

Total assets	$1,880,672	$70,077	5.14	%(1)	$1,736,550	$58,837	4.70	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$240,259	$1,122	0.62%		$264,133	$1,055	0.53%
Time deposits	522,543	15,734	4.03%		473,690	11,193	3.16%

	762,802	16,856	2.95%		737,823	12,248	2.22%

FHLB advances	709,452	22,741	4.29%		667,299	18,678	3.69%
Repurchase Agreements	139,500	4,887	4.68%		72,278	1,774	3.24%
Other borrowings	19,094	839	5.87%		19,069	784	5.42%

	868,046	28,467	4.38%		758,646	21,236	3.69%

Preferred securities- fixed	36,083	1,590	5.89%		30,069	1,396	6.12%
Preferred securities- adjustable	15,314	962	8.40%		15,239	733	6.43%

Total interest-bearing liabilities	1,682,245	47,875	3.80%		1,541,777	35,613	3.06%
Noninterest-bearing demand deposits	56,364	—	—		48,160	—	—
Other noninterest-bearing liabilities	20,478	—	—		18,137	—	—

Total liabilities	1,759,087	47,875	3.64%		1,608,074	35,613	2.94%
Stockholders’ equity	121,585	—	—		128,476	—	—

Total liabilities and equity	$1,880,672	$47,875	3.40%		$1,736,550	$35,613	2.72%

Net interest income		$22,202				$23,224

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.69	%(1)			2.01	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.85	%(1)			2.14	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2006 and 2005 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, September 30, 2006 versus 2005 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$331	$1,474	$1,805
Loans	1,036	345	1,381
Cash equivalents	(6)	49	43
FHLB stock	(8)	223	215

Total interest-earning assets	1,353	2,091	3,444

Interest expense:
Deposits	(52)	1,549	1,497
FHLB advances	(175)	992	817
Repurchase agreements	1,245	280	1,525
Other borrowings	75	42	117
Preferred securities	1	76	77

Total interest-bearing liabilities	1,094	2,939	4,033

Net interest income	$259	$(848)	$(589)

(Dollar amounts in thousands)	Nine months ended September 30 2006 versus 2005 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$2,327	$3,684	$6,011
Loans	3,838	717	4,555
Cash equivalents	(31)	147	116
FHLB stock	7	551	558

Total interest-earning assets	6,141	5,099	11,240

Interest expense:
Deposits	427	4,181	4,608
FHLB advances	1,232	2,831	4,063
Repurchase agreements	2,133	980	3,113
Other borrowings	1	54	55
Preferred securities	298	125	423

Total interest-bearing liabilities	4,091	8,171	12,262

Net interest income	$2,050	$(3,072)	$(1,022)

Provision for loan losses. The provision for loan losses increased $207,000 to $274,000 for the quarter ended September 30, 2006, compared to a provision for loan losses of $67,000 for the same period last year. The provision for loan losses increased $500,000 to $569,000 for the nine months ended September 30, 2006, compared to a provision for loan losses of $69,000 for the same period last year. These provisions were part of the normal operations of the Company, primarily due to an overall loan growth of 8.7% or $47.0 million for the nine months ended September 30, 2006. This growth occurred primarily in single family mortgages which increased 9.6% or $39.2 million during the period ended September 30, 2006. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2006 amounted to $4.8 million, or .80% of the Company’s total loan portfolio, as compared to $4.9 million, or .86%, at December 31, 2005. The Company’s allowance for losses on loans as a percentage of non-performing loans was 204.0% and 127.3% at September 30, 2006 and December 31, 2005, respectively.

Non-interest income. Non-interest income increased $770,000, or 43.9%, for the three months ended September 30, 2006, compared to the same period in the prior year. This increase can be primarily attributed to increases in fees and service charges, net realized gain on sale of securities available for sale and income from real estate joint ventures of $18,000, $238,000 and $504,000, respectively.

Non-interest income increased $1.2 million, or 24.7%, for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase can be attributed to increases in fees and service charges, net gain on sale of loans, net realized gain on sale of securities available for sale and net income from real estate joint ventures of $312,000, $160,000, $351,000 and $408,000, respectively, partially offset by a decrease in other income of $94,000.

Fees and service charges increased $18,000, or 1.9%, and $312,000, or 12.7%, for the three and nine months ended September 30, 2006 compared to the same period in the prior year. The increases for the nine month period are primarily due to increases in prepayment fees on loans, NOW account fees, loan fees and ATM and debit card fees of $24,000, $267,000, $17,000 and $10,000, respectively. The increase to NOW account fees is related to use of the Company’s platinum overdraft program, which is a service provided by the Bank which enables customers limited ability to overdraft their checking accounts without the Bank returning the check. The Company provided this service to the customers of the former PHSB after the merger and data conversion were completed in the first quarter of 2005.

Net gain on sale of loans increased $160,000 for the nine months ended September 30, 2006 compared to the same period in the prior year. This increase is the result of the Company’s decision to sell its credit card portfolio in the second quarter of 2006. The credit card portfolio balance of approximately $2.0 million was sold at approximately a 10% premium with the exception of the Company’s business accounts, delinquent accounts and a recourse reserve. Net gain on sale of loans had a minimal decrease of $6,000 for the three months ended September 30, 2006 compared to the same period in the prior year.

Net realized gain on sales of securities increased $238,000 and $351,000 for the three and nine months ended September 30, 2006 compared to the same periods in the prior year. During the second quarter of 2006, the Company restructured approximately $65.8 million of fixed and adjustable rate mortgage-backed securities as well as municipal bonds in an attempt to improve the net interest margin. Then in the third quarter the Company sold an additional $8.0 million of municipal bonds to reduce interest rate sensitivity.

Income from real estate joint ventures increased $504,000 to $843,000 for the quarter ended September 30, 2006, compared to $339,000 for the same period in the prior year and $408,000 to $1.4 million for the nine months ended September 30, 2006, compared to $1.0 million for the same period in the prior year. The Company has a 51% ownership interest in seven of its eight real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or in the land development and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2005. During 2005, the Company began three new joint ventures. During the first half of 2006 these projects were in their beginning stages. The increase to income in the third quarter is the result of properties sold in these projects.

Non-interest expense. Non-interest expense increased $154,000, or 2.6%, to $6.0 million for the three months ended September 30, 2006 as compared to $5.9 million for the same period in the prior year. This increase can primarily be attributable to increases in compensation and employee benefits, minority interest and other expenses of $44,000, $198,000 and $74,000, respectively. Partially offsetting these increases were decreases to premises and equipment, data processing and amortization of intangible asset of $51,000, $88,000 and $30,000, respectively.

Non-interest expense increased $308,000, or 1.8%, to $17.6 million for the nine months ended September 30, 2006 as compared to $17.3 million for the same period in the prior year. This increase can be attributable to increases in compensation and employee benefits, premises and equipment and minority interest of $415,000, $44,000 and $94,000, respectively, partially offset by decreases in data processing, advertising and other expenses of $120,000, $33,000 and $102,000, respectively.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $44,000, or 1.3%, for the three months ended September 30, 2006. The increase was primarily the result of increases to compensation expense related to normal salary increases between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP) and a decrease to the average number of full-time equivalent employees to 249 for the quarter ended September 30, 2006 compared to an average of 265 for the quarter ended September 30, 2005.

Compensation and employee benefits increased by $415,000, or 4.3%, for the nine months ended September 30, 2006. The increase was primarily related to increases to compensation expense and related taxes between the periods due to normal salary increases partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP). Additionally, the nine months ended September 30, 2006 includes expenses related to the employees of PHSB for an entire period.

Data processing expenses decreased by $88,000, or 17.1%, to $428,000 for the quarter ended September 30, 2006 as compared to $516,000 for the same period in the prior year and by $120,000, or 8.4%, to $1.3 million for the nine months ended September 30, 2006 as compared to $1.4 million for the same period in the prior year. The decrease is primarily related to a reduction in depreciation expense between the periods.

Premises and equipment decreased $51,000, or 7.9%, to $596,000 for the quarter ended September 30, 2006 as compared to $647,000 for the same period in the prior year which is primarily attributable to a decrease in loss on disposal of office building of $40,000. Premises and equipment increased $44,000, or 2.4%, to $1.9 million for the nine month period ended September 30, 2006 as compared to $1.9 million for the same period in the prior year. The increase to premises and equipment for the nine months ended September 30, 2006 is primarily the result of increases to branch office rent and real estate taxes of approximately $41,000 and $21,000, respectively.

Miscellaneous other expenses, which consist primarily of professional fees, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned increased by $74,000, or 8.0%, to $1.0 million for the quarter ended September 30, 2006 as compared to $927,000 for the same period in the prior year and decreased by $102,000, or 3.5%, to $2.8 million for the nine months ended September 30, 2006 as compared to $2.9 million for the same period in the prior year. The increase for the quarter is primarily related to an increase of $108,000 in provision for loss on REO, partially offset by various decreases. The reduction for the nine month period reflects reduced fees in accounting and legal fees related to the Company’s cost of complying with the Sarbanes Oxley Act as well as the economies of scale achieved by the Company after the full implementation of the operations of PHSB into the Company.

Provision for income taxes. The provision for income taxes decreased $24,000, or 4.4%, to $515,000 for the three months ended September 30, 2006, compared to $539,000 for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 15.9% for the quarter ended September 30, 2006. The provision for income taxes decreased $211,000, or 12.1%, to $1.5 million for the nine months ended September 30, 2006, compared to $1.7 million for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 15.2% for the nine months ended September 30, 2006 as compared to 16.3% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $65.6 million, or 3.5%, to $1.9 billion at September 30, 2006, from $1.9 billion at December 31, 2005. Securities available for sale, loans receivable, loans held for sale, FHLB Stock, prepaid expenses and other assets and bank owned life insurance (BOLI) increased by $24.9 million, $47.0 million, $212,000, $2.3 million, $821,000 and $748,000, respectively. These increases were offset by decreases to cash and cash equivalents, real estate acquired through foreclosure, real estate held for investment and intangible assets of $7.0 million, $222,000, $2.5 million and $662,000, respectively. Total liabilities increased $63.5 million, or 3.7%, to $1.8 billion at September 30, 2006, as compared to $1.7 billion as of December 31, 2005, and stockholders’ equity increased $2.1 million, or 1.7%, to $129.0 million at September 30, 2006 as compared to $126.9 million at December 31, 2005. The increase in total liabilities was primarily the result of increases in borrowed funds of $73.4 million. This increase was offset by decreases to deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $8.0 million, $1.0 million and $984,000, respectively. The increase to stockholders’ equity was primarily the result of an increase in retained earnings of $4.4 million and a decrease in unearned employee stock ownership plan (ESOP) of $740,000, partially offset by an increase in treasury stock of $3.0 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $7.0 million, or 25.0%, to $21.2 million at September 30, 2006 from $28.2 million at December 31, 2005. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The decrease at September 30, 2006 primarily resulted from decreases of approximately $2.5 million resulting from the Company instituting procedures to decrease its reserve requirements at the Federal Reserve and $2.3 million resulting from the Company’s efforts to decrease its vault cash.

Securities. The Company’s securities portfolio increased by $24.9 million, or 2.2%, during the period ended September 30, 2006 to $1.1 billion. During the period ended September 30, 2006, the Company purchased approximately $242.5 million in securities consisting of $166.3 million of fixed rate mortgage-backed securities, $54.0 million of adjustable rate securities, $17.2 million of municipal bonds, $4.9 of collateralized mortgage obligations (CMO) and $147,000 of equity securities. Partially offsetting the purchases were sales of $73.9 million consisting of $34.0 million of adjustable rate securities, $24.6 million of municipal bonds and $15.3 million of fixed rate mortgage-backed securities, $142.8 million of maturities and repayments of principal, a decrease in the market value on securities available for sale of approximately $391,000 and approximately $972,000 from the amortization of premiums. Additionally, the Company realized $480,000 in gains on the sale of securities available for sale. The change in market value is related to fair value adjustments that represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy during 2006 has been to purchase a blend of fixed and adjustable rate products as the ten year treasury bond rate has averaged 4.84% during the period. During the second quarter, the Company restructured approximately $65.8 million of fixed and adjustable rate mortgage-backed securities as well as municipal bonds. The proceeds were reinvested primarily into twenty and thirty year fixed rate mortgage-backed securities. The Company sold an additional $8.0 million of municipal bonds in the third quarter to reduce its exposure to interest rate risk.

The securities portfolio is primarily funded by the Company’s borrowings. For the three months ended September 30, 2006 this wholesale leverage strategy accounted for $1.5 million of the Company’s tax equivalent net interest income of $7.7 million. For the nine months ended September 30, 2006, this wholesale leverage strategy accounted for $5.4 million of the Company’s tax equivalent net interest income of $24.6 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $47.0 million, or 8.7%, to $587.3 million at September 30, 2006 from $540.3 million at December 31, 2005. Included in this increase were increases in mortgage loans of $39.4 million, or 9.6%, as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $9.4 million, or 33.6%, during the nine months ended September 30, 2006, partially offset by a slight decrease to other loans of $1.6 million, or 1.0%. During the period the Company had loan originations of approximately $146.1 million and loan repayments of approximately $94.4 million, resulting in the overall growth to the portfolio.

Non-performing assets. Non-performing assets include non-accrual loans, repossessed vehicles, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). Non-performing assets amounted to $3.5 million, or 0.19%, of total assets at September 30, 2006 compared to $5.1 million, or 0.27%, of total assets at December 31, 2005. The decrease in non-performing assets of $1.5 million is primarily the result of the Company decreasing its REO balance and non-accrual loans by approximately $222,000 and $1.6 million, respectively.

FHLB Stock. FHLB stock increased $2.3 million, or 7.0%, to $35.2 million at September 30, 2006 compared to $32.9 million at December 31, 2005. This increase is a result of increases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.5 million, or 11.0%, to $20.5 million at September 30, 2006 from $23.0 million at December 31, 2005. This decrease is a result of sales activity in the joint ventures in which the Company has a 51% ownership interest.

Intangible assets. Intangible assets decreased $662,000, or 16.1%, to $3.4 million at September 30, 2006 from $4.1 million at December 31, 2005. The decrease primarily resulted from normal amortization of the core deposit intangible of PHSB and prior acquisitions of approximately $632,000. The core deposit intangible resulting from the acquisition of PHSB is amortized on a sum of the year’s digit basis over the estimated useful life of ten years. Amortization is expected to total $732,000, $650,000, $569,000, $488,000 and $1.2 million for the years 2006, 2007, 2008, 2009 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $821,000, or 4.8%, to $17.8 million at September 30, 2006 from $17.0 million at December 31, 2005. The increase primarily resulted from an increase in receivables.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $73.5 million, or 8.5%, to $942.7 million at September 30, 2006 from $869.2 million at December 31, 2005. FHLB advances increased $12.2 million, or 1.8%, repurchase agreements increased $62.0 million, or 57.9%, while other borrowings decreased $697,000, or 1.02% during the period ended September 30, 2006. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Accrued expenses and other liabilities. Accrued expenses and other liabilities decreased by $984,000, or 5.0%, to $18.9 million at September 30, 2006, from $19.9 million at December 31, 2005. The decrease was primarily due to decreases in payable accounts related to the Company’s joint ventures.

Stockholders’ equity. Total stockholders’ equity increased $2.1 million, or 1.7%, to $129.0 million at September 30, 2006 as compared to $126.9 million at December 31, 2005. The increase to stockholders’ equity was primarily the result of an increase in retained earnings of $4.4 million and a decrease in unearned employee stock ownership plan (ESOP) of $740,000, partially offset by an increase in treasury stock of $3.0 million.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of three outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities; (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements; and (iv) the purchase of off-balance sheet interest rate caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of September 30, 2006, the implementation of these asset and liability initiatives resulted in the following: (i) $212.2 million, or 35.0%, of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $93.3 million, or 31.4%, of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $322.1 million, or 33.4%, of the Company’s portfolio of mortgage-backed securities were secured by ARMs; and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets which are scheduled to mature or reprice within one year and its interest-bearing liabilities which are scheduled to mature or reprice within one year. At September 30, 2006, the Company’s interest-earning assets maturing or repricing within one year totaled $496.4 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $882.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $386.3 million, or a negative 20.1%, of total assets. At September 30, 2006, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 56.2%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0% of total assets and negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in portfolio equity. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2006 remained constant. Included in the change of rates was the assumption that some interest-bearing liabilities would not reprice to the full extent of the changes in the treasury yield curve. Changes due to portfolio equity reflect the pure sensitivity of financial instruments given specific moves in rates due to the change in the treasury curve. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2006 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2006 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.10)%	(0.45)%	(0.27)%	(1.41)%
Return on average equity - increase (decrease)	(0.10)%	(0.65)%	(0.07)%	(2.86)%
Diluted earnings per share - increase (decrease)	(0.07)%	(0.59)%	(0.15)%	(3.00)%
EVE - increase (decrease)	(27.07)%	(55.38)%	6.77%	(0.06)%

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

Net cash provided by operating activities totaled $9.7 million during the nine months ended September 30, 2006. Net cash provided by operating activities was primarily comprised net income for the nine months ended September 30, 2006 of $8.5 million.

Funds used in investing activities totaled $74.8 million during the nine months ended September 30, 2006. Primary uses of funds during the period, included $242.5 million for purchases securities available for sale and $146.1 million for loan originations and purchases. These uses were partially offset by principal repayments of loans and securities available for sale of $237.1 million and proceeds from the sale of securities available for sale of $73.9 million.

Funds provided by financing activities totaled $58.1 million for the nine months ended September 30, 2006. The primary sources of funds included proceeds from long-term borrowings of $241.2 million. These sources were partially offset by uses of $151.9 million for repayment of long-term borrowings, $15.8 million for the net decrease to short term borrowings, $8.0 million for the decrease in deposits, $3.6 million for the acquisition of treasury stock and $3.9 million for the payments of dividends. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the nine months ended September 30, 2006, the Company incurred $241.2 million in long-term borrowings with a weighted average rate of 5.29% and the Company repaid $136.7 million of long-term borrowings with a weighted average rate of 3.88%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2006 the total approved loan commitments outstanding amounted to $23.4 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $62.7 million and the unadvanced portion of construction loans approximated $16.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $413.6 million.

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

On September 19, 2006, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2006, to shareholders of record at the close of business on September 29, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

The Company’s nonperforming assets at September 30, 2006 totaled approximately $3.5 million or 0.19% of total assets as compared to $5.1 million or 0.27% of total assets at December 31, 2005.

The $1.5 million decrease in nonperforming assets during the three months ended September 30, 2006 was primarily attributable to a decrease in REO and non-performing loans of $222,000 and $1.6 million, respectively.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. At September 30, 2006 ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.2% and 15.6%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2005 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2006. Management believes there have been no material changes in the Company’s market risk since December 31, 2005.

Item 4. Controls and Procedures

As of September 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2006	5,185	$11.38	5,185	513,083
August 1-31, 2006	1,240	11.41	1,240	511,843
September 1-30, 2006	6,508	11.30	6,508	505,335

Totals	12,933	$11.34	12,933	505,335

(1)	On March 6, 2006, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: November 8, 2006	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer