Form 10-K
period 2006-12-31
ESB FINANCIAL CORP
filed 2007-03-12
CIK 872835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-19345

ESB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1659846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lawrence Avenue, Ellwood City, PA	16117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 758-5584

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X  .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         .                                 Accelerated filer   X  .                                Non-accelerated filer         .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes         No  X  .

As of June 30, 2006, the aggregate value of the 11,309,292 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,693,172 shares held by all directors and officers of the Registrant as a group, was approximately $130.7 million. This amount is based on the closing sales price of $11.56 per share of the Registrant’s Common Stock on June 30, 2006.

Number of shares of Common Stock outstanding as of March 2, 2007: 12,844,559

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2006 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 18, 2007 Annual Meeting of Stockholders	Parts II and III

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

As of December 31, 2006, the Company had consolidated total assets of $1.9 billion and stockholders’ equity of $128.5 million. For the year ended December 31, 2006, the Company realized consolidated net income and diluted net income per share of $10.6 million and $0.83, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 23 offices, as of December 31, 2006, in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

The Company is subject to examination and regulation by the Office of Thrift Supervision (OTS) as a savings and loan holding company. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board), which governs the reserves required to be maintained against deposits and certain other matters.

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

Market Area

The Company’s primary market area includes Allegheny, Beaver, Butler, and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, PA, and the Bank’s 23 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General.  As of December 31, 2006, the Company’s net loans receivable amounted to $589.6 million or 30.7% of the Company’s total assets. Loans secured by real estate amounted to $455.9 million or 74.9% of total loans receivable. Consumer loans and commercial business loans amounted to $132.4 million or 21.7% and $20.6 million or 3.4%, respectively, of the Company’s total loan portfolio.

The Company’s lending activities are conducted through the Bank. The Company’s loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company’s market area. In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These loans include construction loans, commercial real estate loans and a variety of consumer loans. In 2005, via the acquisition of PHSB, the Company began originating indirect automobile loans and credit card loans. During 2006, the Company sold the retail credit card portfolio and ceased originating these loans for its own portfolio. The Company continues to originate and hold credit card loans for its commercial customers. Loans originated in the Company’s market area, both fixed and adjustable rate, are made primarily for retention in the Company’s own portfolio. The Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

(Dollar amounts in thousands)	2006		2005		2004		2003		2002
	Dollar		Dollar		Dollar		Dollar		Dollar

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate loans:

Residential - single family	$ 281,017	46.1%	$ 230,805	40.6%	$ 155,971	41.8%	$ 142,244	41.0%	$ 154,438	43.4%

Residential - multi family	34,382	5.7%	36,401	6.4%	35,565	9.6%	42,057	12.2%	31,661	8.9%

Commercial	82,019	13.5%	69,453	12.2%	53,446	14.4%	46,502	13.4%	51,495	14.5%

Construction	58,504	9.6%	71,848	12.7%	61,061	16.4%	46,072	13.3%	40,778	11.5%
Total real estate loans	455,922	74.9%	408,507	71.9%	306,043	82.2%	276,875	79.8%	278,372	78.3%

Other loans:

Consumer loans	132,413	21.7%	136,296	24.0%	58,066	15.6%	59,222	17.1%	61,087	17.2%

Commercial business loans	20,620	3.4%	23,527	4.1%	8,271	2.2%	10,802	3.1%	16,080	4.5%

Total other loans	153,033	25.1%	159,823	28.1%	66,337	17.8%	70,024	20.2%	77,167	21.7%
Total loans receivable	608,955	100.0%	568,330	100.0%	372,380	100.0%	346,899	100.0%	355,539	100.0%

Less:

Allowance for loan losses	5,113		4,864		3,940		4,062		4,237

Net deferred (costs) fees	(2,709)		(2,715)		248		150		88

Loans in process	16,909		25,904		24,668		20,233		11,890

Net loans receivable	$ 589,642		$ 540,277		$ 343,524		$ 322,454		$ 339,324

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2006. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$ 36,440	$ 75,677	$ 79,659	$ 264,146	$ 455,922
Consumer loans	26,461	65,005	28,298	12,649	132,413
Commercial business loans	13,338	5,500	1,352	430	20,620

	$ 76,239	$ 146,182	$ 109,309	$ 277,225	$ 608,955

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2006:

(Dollar amounts in thousands)	Fixed rates	Adjustable rates
Real estate loans	$ 315,443	$ 104,039
Consumer loans	93,457	12,495
Commercial business loans	5,277	2,005

	$ 414,177	$ 118,539

Fixed and adjustable rate loans represented $460.6 million or 75.6% and $148.4 million or 24.4%, respectively, of the Company’s total loan portfolio as of December 31, 2006.

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

As of December 31, 2006, $3.6 million or 0.6% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions. These loans are secured by real estate properties located within the U.S. and most were acquired by the Company in conjunction with the Company’s five acquisitions of financial institutions. There were no loan participations purchased by the Company during year ended December 31, 2006.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2006, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2006	2005	2004

Net loans receivable at beginning of period	$ 540,277	$ 343,524	$ 322,454

Loans associated with acquisition of PHSB	-	147,957	-

Originations:
Single-family residential real estate	73,582	63,166	66,664
Multi-familiy residential and commercial real estate	13,466	28,049	21,608
Construction	26,309	27,315	35,935
Consumer	53,648	69,748	26,780
Commercial business	17,159	19,477	7,103

	184,164	207,755	158,090
Repayments on loans	(129,270)	(157,144)	(136,307)
Transfers to real estate acquired through foreclosure	(1,222)	(118)	(598)
Sale of Visa loans	(2,051)	-	-
Other changes	(2,256)	(1,697)	(115)

Net loans receivable at end of period	$ 589,642	$ 540,277	$ 343,524

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

Loans may be approved by certain loan officers within designated characteristics and dollar limits, which are established and modified from time to time to reflect expertise and experience. All loans in excess of an individual’s designated limits are referred to the officer with the requisite authority or the Officers’ Loan Committee of the Bank. The President and Chief Executive Officer of the Company has approval authority equal to the Freddie Mac (FHLMC) maximum conforming loan amount as revised from time to time for loans secured by residential real estate and up to $150,000 for all other loan types. Other members of the Officers’ Loan Committee have individual lending authorities that range from $10,000 to the FHLMC maximum conforming loan amount. The Officers’ Loan Committee, which consists of the President and Chief Executive Officer, Group Senior Vice President of Lending and any loan officer designated by the President and approved by the Board of Directors, is authorized to act on individual loan applications up to $2.0 million so long as all of the loans and commitments to the individual applicant do not aggregate above $2.0 million.

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

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2006, ESB was permitted to lend approximately $20.6 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. As of December 31, 2006, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2006, $281.0 million or 46.1% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2006, the Company had $58.5 million or 9.6% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements or under the aforementioned 100% LTV home equity product. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2006, acquisition and development loans were extended on 14 projects with $12.0 million outstanding under commitments approved in the aggregate amount of $22.7 million and builder lines-of-credit were extended to 21 builders with $15.8 million outstanding under lines approved in the aggregate amount of $35.9 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending.  The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2006, the Company had $116.4 million, or 19.2% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending.  As of December 31, 2006, the Company’s consumer loan portfolio totaled $132.4 million or 21.7% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. Additionally, through the acquisition of PHSB, the company acquired a significant portfolio of indirect automobile loans in 2005 and continues to originate these types of loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2006, the Company’s largest group of consumer loans were home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2006, $67.0 million or 50.6% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans were indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to access the applicant’s ability to repay and the adequacy of the financed vehicles collateral. As of December 31, 2006, $52.4 million or 39.6% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending.  Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2006, commercial business loans amounted to $20.6 million or 3.4% of the Company’s total loan portfolio.

Loan Servicing.  The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2006, the Company had $25.2 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2006, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $4.2 million or 0.22% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2006, the Company’s classified and criticized assets amounted to $8.7 million with $5.3 million classified as substandard, $1,000 classified as doubtful, $162,000 classified as loss and $3.2 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2006	2005	2004	2003	2002

Non-accrual loans:
Real estate loans	$1,759	$1,547	$1,283	$1,471	$2,137
Commercial business loans	315	1,042	-	-	10
Consumer loans	635	1,058	187	309	395

Total non-accrual loans	2,709	3,647	1,470	1,780	2,542

Total as a percentage of total assets	0.14%	0.19%	0.11%	0.13%	0.19%

Real estate acquired through foreclosure and Repossessed Vehicles	1,272	1,356	1,303	1,164	1,092

Total as a percentage of total assets	0.07%	0.07%	0.09%	0.09%	0.08%

Troubled debt restructuring	268	175	915	-	-

Total as a percentage of total assets	0.01%	0.01%	0.07%	-	-

Total non-performing assets	$4,249	$5,178	$3,688	$2,944	$3,634

Total non-performing assets as a percentage of total assets	0.22%	0.28%	0.26%	0.22%	0.28%

As of December 31, 2005, REO included a medical office building valued at $1.1 million. The property was acquired through a bankruptcy sale in 1998 and was sold in February 2006 for approximately $1.1 million. In July 2006, the Company acquired three unfinished spec homes and a residential building lot via judicial sale. These properties were acquired as a result of the failure of a customer involved in residential home construction. The Company has contracted to have the unfinished spec homes completed and these homes are being marketed through a local real estate agency. As of December 31, 2006, these properties are being carried at a value of $935,000.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend in non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. Loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as a group. The Company allocates allowances based on the factors described above, which conform to the Company’s asset classification policy. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2006 of $5.1 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2006	2005	2004	2003	2002

Balance at beginning of period	$4,864	$3,940	$4,062	$4,237	$5,147

Allowance for loan losses of acquired companies	-	1,406	-	-	-

Provision for (recovery of) loan losses	1,113	568	206	(106)	(410)

Charge-offs
Real estate loans	(146)	(401)	(223)	-	(15)
Commercial business loans	(146)	(78)	(8)	(10)	(482)
Consumer loans	(730)	(672)	(153)	(77)	(45)

	(1,022)	(1,151)	(384)	(87)	(542)

Recoveries
Real estate loans	4	8	32	3	4
Commercial business loans	1	-	-	-	27
Consumer loans	153	93	24	15	11

	158	101	56	18	42

Balance at end of period	$5,113	$4,864	$3,940	$4,062	$4,237

Ratio of net charge-offs to average loans outstanding	0.15%	0.21%	0.11%	0.02%	0.13%

Ratio of allowance to total loans at end of period	0.84%	0.86%	1.06%	1.17%	1.19%

Balance at end of period applicable to:
Real estate loans	$3,331	$2,622	$3,003	$2,886	$3,031
Commercial business loans	$211	$283	$180	$367	$340
Consumer loans	1,571	1,959	757	809	866

Balance at end of period	$5,113	$4,864	$3,940	$4,062	$4,237

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $17.5 million as of December 31, 2006.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2006:
Trust Preferred securities	$500	$-	$(3)	$497
Municipal securities	109,817	4,094	(13)	113,898
Equity securities	1,555	542	(8)	2,089
Corporate Bonds	65,097	131	(1,294)	63,934

	$176,969	$4,767	$(1,318)	$180,418

December 31, 2005:
Trust Preferred securities	$500	$-	$(57)	$443
Municipal securities	113,403	5,273	(11)	118,665
Equity securities	1,554	362	(6)	1,910
Corporate Bonds	85,168	372	(1,575)	83,965

	$200,625	$6,007	$(1,649)	$204,983

December 31, 2004:
Trust Preferred securities	$500	$-	$(18)	$482
U.S. Government securities	5,986	487	-	6,473
Municipal securities	106,622	6,012	(193)	112,441
Equity securities	973	352	-	1,325
Corporate Bonds	99,290	1,948	(1,770)	99,468

	$213,371	$8,799	$(1,981)	$220,189

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:

December 31, 2006
GNMA	$10,720	$166	$(26)	$10,860
FNMA	513,563	1,645	(6,351)	508,857
FHLMC	411,327	669	(5,524)	406,472
Collateralized mortgage obligations	37,976	23	(682)	37,317

	$973,586	$2,503	$(12,583)	$963,506

December 31, 2005
GNMA	$29,041	$656	$(23)	$29,674
FNMA	461,027	747	(7,794)	453,980
FHLMC	402,937	987	(5,127)	398,797
Collateralized mortgage obligations	30,467	9	(847)	29,629

	$923,472	$2,399	$(13,791)	$912,080

December 31, 2004
GNMA	$40,881	$1,319	$(4)	$42,196
FNMA	392,698	1,938	(2,965)	391,671
FHLMC	235,749	2,928	(569)	238,108
Collateralized mortgage obligations	37,744	102	(216)	37,630

	$707,072	$6,287	$(3,754)	$709,605

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2006	2005	2004
Mortgage-backed securities at the beginning of period	$912,080	$709,605	$708,162

Mortgage-backed securities acquired in connection with the acquisition of PHSB	-	140,371	-
Purchases	262,671	470,401	214,330
Sales	(50,046)	(189,644)	-
Repayments	(161,224)	(202,184)	(205,166)
Net (amortization) of premium and accretion of discount	(1,286)	(2,545)	(3,133)
Change in unrealized gain on mortgage-backed securities available for sale	1,311	(13,924)	(4,588)

Mortgage-backed securities at the end of period	$963,506	$912,080	$709,605

Weighted average yield at the end of the period	5.11%	4.82%	4.04%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2006		2005		2004

Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$54,906	6.7%	$52,745	6.3%	$23,563	4.1%
NOW account deposits	82,204	10.0%	84,134	10.1%	58,553	10.1%
Money Market deposits	33,007	4.0%	52,277	6.3%	49,332	8.5%
Passbook account deposits	105,009	12.7%	115,399	13.8%	94,439	16.3%
Time deposits	548,518	66.6%	529,975	63.5%	354,459	61.0%

	$823,644	100.0%	$834,530	100.0%	$580,346	100.0%

The Company had a total of $138.8 million, $132.0 million and $70.5 million in time deposits of $100,000 or more as of December 31, 2006, 2005 and 2004, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2006, which mature in the periods presented:

(Dollar amounts in thousands)	1 to 12	More than 1	More than 2	More than 3	More than 4

Range of Rates	months	to 2 years	to 3 years	to 4 years	to 5 years	After 5 years	Total
0.00% to 2.49%	$29,325	$733	$16	$-	$-	$-	$30,074
2.50% to 4.49%	115,312	28,724	7,406	3,009	1,492	1,300	157,243
4.50% to 6.49%	285,768	46,262	23,627	2,686	2,672	186	361,201

	$430,405	$75,719	$31,049	$5,695	$4,164	$1,486	$548,518

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2006	2005	2004

0.00% to 2.49%	$30,074	$52,541	$136,758
2.50% to 4.49%	157,243	412,876	181,127
4.50% to 6.49%	361,201	64,132	33,145
6.50% to 8.49%	-	426	3,429

	$548,518	$529,975	$354,459

As of December 31, 2006, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount

Three months or less	$69,911
More than three through six months	30,447
More than six through twelve months	16,341
More than twelve months	22,138

$138,837

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2006	2005	2004

Increase (decrease) before interest credited and acquisition	$(34,379)	$(6,922)	$(33,616)
Deposits assumed in connection with acquisition of PHSB	-	243,560	-
Interest credited	23,493	17,546	10,916

Net deposit increase (decrease)	$(10,886)	$254,184	$(22,700)

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2006, the Company had outstanding advances with the FHLB of $698.2 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2006	2005	2004

FHLB advances	$698,232	$693,927	$601,242

Repurchase agreements	187,000	107,000	67,000

ESOP borrowings	3,780	4,725	5,670

Corporate borrowings	10,500	12,000	13,500

Treasury tax and loan note payable	197	221	150

	$899,709	$817,873	$687,562

Included in the $698.2 million of FHLB advances at December 31, 2006, is approximately $45.0 million of convertible select advances. These advances reset to the 3-month London Interbank Offer Rate (LIBOR) Index and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2006	2005	2004
FHLB advances:
Average balance outstanding for the year	$284,366	$259,288	$209,250
Maximum amount outstanding at any month end during the year	350,004	305,680	234,512
Balance outstanding at year end	269,361	276,814	201,218
Weighted average interest rate during the year	4.02%	3.63%	3.01%
Weighted average interest rate at year end	4.04%	3.81%	3.15%

Repurchase agreements:
Average balance outstanding for the year	$61,833	$48,667	$41,083
Maximum amount outstanding at any month end during the year	108,000	67,000	57,000
Balance outstanding at year end	67,000	37,000	57,000
Weighted average interest rate during the year	4.85%	3.22%	1.81%
Weighted average interest rate at year end	4.98%	4.11%	2.14%

Treasury tax and loan note:
Average balance outstanding for the year	$152	$177	$100
Maximum amount outstanding at any month end during the year	222	226	181
Balance outstanding at year end	197	221	150
Weighted average interest rate during the year	5.02%	3.11%	1.11%
Weighted average interest rate at year end	5.04%	4.25%	2.03%

Total short term borrowings:
Average balance outstanding for the year	$346,351	$308,132	$250,433
Maximum amount outstanding at any month end during the year	387,068	372,906	291,693
Balance outstanding at year end	336,558	314,035	258,368
Weighted average interest rate during the year	4.17%	3.57%	2.82%
Weighted average interest rate at year end	4.23%	3.85%	2.93%

Junior Subordinated Notes.  On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $75,000 and $135,000 at December 31, 2006 and 2005, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $29,000 and $44,000 at December 31, 2006 and 2005, respectively, and are amortized on a level yield basis.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable at three month LIBOR Index plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

Subsidiaries

As of December 31, 2006, the Company had investments in PennFirst Financial Services, Inc. (PFSI), ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $32.2 million. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2006, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $13.2 million in service corporations. On that date, ESB had a $8.4 million investment in AMSCO, Inc. (AMSCO), one of its two wholly owned subsidiaries.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. Seven of the existing joint ventures are 51% owned by AMSCO and the Bank has provided all development and construction financing. The seven joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2006, AMSCO had total assets, consisting primarily of investments in one wholly owned subsidiary and eight joint ventures, of $24.4 million.

AMSCO’s wholly owned subsidiary, ESB Bank Building Associates, owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from ESB Bank Building Associates. As of December 31, 2006, AMSCO had a $373,000 investment in ESB Bank Building Associates.

AMSCO’s first joint venture, Madison Woods, consists of a 40% interest in a partnership with two local developers. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2006, 5 of the 56 lots remain unsold. On that date, AMSCO had a $138,000 investment in Madison Woods. The Company accounts for the operating results in Madison Woods using the equity method.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 28 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2006, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $6.1 million with outstanding balances of $1.6 million and development costs of $3.3 million. As of December 31, 2006, 75 units were closed and 11 units remained in various stages of construction. On that date, AMSCO had a $1.5 million investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with one of the local developers involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2006, McCormick Farms had an outstanding loan balance with ESB in the amount of $15,000. As of December 31, 2006, 40 lots were closed and 36 developed lots are remaining. On that date, AMSCO had a $1.7 million investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2006, Brandy One had outstanding loans with ESB in the amount of $2.7 million with an outstanding balance of $135,000. As of December 31, 2006, all 112 units were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was listed for sale and the second parcel consisting of 2.2 acres was developed for 15 townhouses known as Napa Ridge. At December 31, 2006, eight of the townhouse unites were under construction and there was no sales activity. On that date, AMSCO had a $33,000 investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LP has begun development work for the purpose of developing 75 single-family home lots in two phases, 48 in Phase I and 27 in Phase II, and constructing single-family detached homes thereon. As of December 31, 2006, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $2.8 million with outstanding balances of $1.7 million. As of December 31, 2006, 5 of the 48 lots in Phase I were sold. On that date, AMSCO had a $122,000 investment in The Vineyards at Brandywine.

The sixth joint venture, Springfield Partners, consists of a 51% interest in a limited partnership (LP) with a local developer. Springfield Partners purchased a 27 acre site in Cranberry Township, Butler County, in August 2005. The LP began to develop Springfield Manor into a 25 lot single family subdivision. Financing was provided by ESB Bank in the form of a development loan in the amount of $1.5 million. There was an outstanding loan balance of $608,000 on December 31, 2006. At December 31, 2006, 9 of the 25 lots were sold, and AMSCO had an investment of $439,000 in the partnership.

The seventh joint venture, The Meadows at Hampton, consists of a 51% interest in a limited partnership (LP) with a local developer/contractor. The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County. The partnership will develop the site into 32 duplex building lots and construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.9 million and a line of credit in the amount of $2.5 million for the construction of the units. As of December 31, 2006 there had been no sales activity. The outstanding loan balances at year-end totaled $3.1 million and AMSCO had an investment of $1.5 million.

The eighth joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County. The partnership will develop the site into 25 quadplex building lots and construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of two loans, a development loan in the amount of $4.6 million and a line of credit in the amount of $2.5 million for the construction of the buildings. December 31, 2006, 22 units were closed and 22 units remained in various stages of construction. The outstanding loan balances at year-end were $2.9 million and AMSCO had an investment of $916,000.

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

Activities Restrictions.  There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2006, the Company was a grandfathered holding company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2006, the Bank was in compliance with the above restrictions.

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

The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank, which is a member of the Deposit Insurance Fund (DIF) with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

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

The Department generally examines each savings bank no less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

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

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the DIF, which is administered by the FDIC and is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The assessment rate for the first quarter of 2007 was 1.22 basis points of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2006, the Bank met each of its capital requirements.

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

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2006, the Bank was in the “well capitalized” category.

Loans-to-One Borrower Limitation.  With certain limited exceptions, a Pennsylvania-chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to no greater than 15% of its capital accounts.

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by Section 24. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate investment activities and securities activities.

Safety and Soundness.  The federal banking agencies, including the FDIC, have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. The federal banking agencies have also adopted asset quality and earnings standards. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

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

Deposit Insurance Reform.  On February 8, 2006, President Bush signed into law legislation that merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF)into the DIF, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15 percent and 1.50 percent, rather than maintaining 1.25 percent at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

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

Bad Debt Reserves.  Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2005 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax.  For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2006, the Company has a minimum tax credit carry forward of $3.3 million.

Pennsylvania Taxation.  The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 0.489% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

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

Other Matters.  The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2003, 2004 and 2005 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2006, the Company had 217 full-time and 65 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2006:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	--	$1,522,612	15.0%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	--	$51,117	5.1%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	--	$74,822	5.4%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	--	$672,778	4.2%
5035 Curry Road, Pittsburgh, PA 15236
Beaver Office	Owned	--	$423,465	4.5%
701 Corporation Street, Beaver, PA 15009
Beaver Falls Office	Owned	--	$180,968	3.0%
1427 Seventh Avenue, Beaver Falls, PA 15010
Beechview Office	Leased	10/31/10	$30,000	2.1%
1550 Beechview Avenue, Pittsburgh, PA 15216
Center Township Office	Owned	--	$744,069	4.3%
3531 Brodhead Road, Monaca, PA 15061
Chippewa Township Office	Owned	--	$602,649	5.4%
2521 Darlington Road, Beaver Falls, PA 15010
Coraopolis Office	Owned	--	$69,063	2.3%
900 Fifth Avenue, Coraopolis, PA 15108
Darlington Office	Owned	--	$207,974	1.3%
233 Second Street, Darlington, PA 16115
Fox Chapel Office	Owned	--	$185,601	5.6%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	--	$494,195	5.1%
1793 Mercer Road, Ellwood City, PA 16117
Hopewell Township Office	Owned	--	$219,867	3.2%
2293 Broadhead Road, Aliquippa, PA 15001
Neshannock Township Office	Owned	--	$1,354,202	2.2%
3360 Wilmington Road, New Castle, PA 16105
New Brighton Office	Owned	--	$38,039	2.5%
800 Third Avenue, New Brighton, PA 15066
North Shore Office	Owned	--	$39,108	2.5%
807 Middle Street, Pittsburgh, PA 15212
Northern Lights Office	Leased	04/30/08	$30,000	2.9%
1555 Beaver Road, Baden, PA 15005
Shenango Township Office	Leased	04/30/07	$50,160	6.8%
2656 Ellwood Road, New Castle, PA 16101
Spring Hill Office	Owned	--	$378,519	2.6%
Itin & Rhine Streets, Pittsburgh, PA 15212
Troy Hill Office	Owned	--	$367,023	4.6%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	--	$1,179,921	5.8%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Leased	11/30/07	$18,000	3.6%
17 Northgate Plaza, Harmony, PA 16037

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Other Properties:
Drive-through Facility	Owned	--	$23,518	NA
618 Beaver Avenue, Ellwood City, PA 16117
Parking Lot	Owned	--	$17,639	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Training Center	Owned	--	$82,135	NA
632 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	--	$54,000	NA
Route 30, Clinton, PA 15026
North Shore Property	Leased	02/28/10	$71,622	NA
One North Shore, Suite 120, Pittsburgh PA 15212
Shenango Township Property under Construction	Owned	--	$792,162	NA
2731 Ellwood Road, New Castle, PA 16101
Rental Property	Owned	--	$182,709	NA
628 Lawrence Avenue, Ellwood City, PA 16117
Rental Property	Owned	--	$51,706	NA
914 5th Avenue, Coraopolis, PA 15108
Rental Property	Owned	--	$62,088	NA
926 5th Avenue, Coraopolis, PA 15108

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

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2006 Annual Report to Stockholders included as Exhibit 13 hereto (2006 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2006	3,172	$ 10.68	3,172	502,163

November 1-30, 2006	3,471	10.65	3,471	498,692

December 1-31, 2006	141,434	11.63	141,434	357,258

Totals	148,077	$ 11.59	148,077	357,258

(1) On March 6, 2006, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2006 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2006 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2006 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2006 Annual Report.

The following is the report of Ernst & Young on the Company’s 2004 financial statements. Ernst & Young were the Company’s independent registered accounting firm during this period.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ESB Financial Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of ESB Financial Corporation and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ESB Financial Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 8, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Management Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2006 is included in Item 8.

Accountants Report.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Compensation of Directors and Executive Officers” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership” of the Proxy Statement.

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2006.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by security holders	903,001	$10.16	557,592
Equity compensation plans not approved by security holders	--	--	--

Total	903,001	$10.16	557,592

(1)

Includes outstanding options granted under the 1990 Stock Option Plan and the 1992 Stock Incentive Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.

(2)

The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2006, a total of 42,103 shares of common stock were issuable with a weighted-average exercise price of $4.05 upon exercise of outstanding options and 16,725 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 11,220 shares of restricted stock may be granted under the assumed plans.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the subsection captioned “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the sections captioned “Ratification of Selection of Independent Registered Public Accounting Firm – Auditor Fees” and “-Pre-Approval Policy and Procedures” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

(1)		The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3)	(a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits
3 (a)	Amended and Restated Articles of Incorporation (1)
3 (b)	Bylaws(1)
4	Specimen Common Stock Certificate (2)
10(a)	Employee Stock Ownership Plan (2)(5)
10(b)	Ellwood Federal Savings Bank 1990 Stock Option Plan (2)(5)
10(c)	PennFirst Bancorp, Inc. 1992 Stock Incentive Plan (3)(5)
10(d)	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan(4)(5)
10(e)	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan(4)(5)
10(f)	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan(4)(5)
10(g)	Amended and Restated Workingmens Bank Restricted Stock Plan and Trust Agreement (4)(5)
10(h)	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(5)
10(i)	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Directors and Trust Agreement(4)(5)
10(j)	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 21, 2006(4)(5)
10(k)	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 21, 2006(4)(5)
10(l)

Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz, Todd F. Palkovich and Thomas F. Angotti(4)(5)

10(m)	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and certain Senior Vice Presidents of ESB Financial Corporation and ESB Bank(4)(5)
10(n)	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank(4)(5)
10(o)	ESB Financial Corporation Excess Benefit Plan(5)(6)
10(p)	Amendment to the ESB Financial Corporation Excess Benefit Plan(5)(7)
10(q)	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation(4)(5)
10(r)	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank(4)(5)
13	2006 Annual Report to Shareholders (7)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.
23.1	Consent of S R Snodgrass, A.C. (7)
23.2	Consent of Ernst & Young LLP (7)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on March 27, 1991.
(2)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(3)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 22, 2006.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 1998.
(5)	Management contract or compensatory plan or arrangement.
(6)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2003.
(7)	Filed herewith

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.
(c)	There are no other financial statements and financial statement schedules which were excluded from the 2006 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 12, 2007	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 12, 2007
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 12, 2007
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 12, 2007
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 12, 2007
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Charles Delman	Date: March 12, 2007
Charles Delman- Director

By:	/s/ Lloyd L. Kildoo	Date: March 12, 2007
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date: March 12, 2007
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 12, 2007
James P. Wetzel, Jr. – Director