Form 10-Q
period 2007-03-31
ESB FINANCIAL CORP
filed 2007-05-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2007:

Common Stock, $0.01 par value	12,802,341 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2007 and December 31, 2006 (Unaudited)

(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006
Assets
Cash on hand and in banks	$3,966	$4,777
Interest-earning deposits	14,254	17,811
Federal funds sold	1,880	113

Cash and cash equivalents	20,100	22,701
Securities available for sale; cost of $1,127,738 and $1,150,555	1,124,269	1,143,924
Loans receivable, net of allowance for loan losses of $5,283 and $5,113	594,767	589,642
Loans held for sale	—	190
Accrued interest receivable	9,857	9,871
Federal Home Loan Bank (FHLB) stock	33,754	34,343
Premises and equipment, net	11,783	11,229
Real estate acquired through foreclosure, net	1,423	1,083
Real estate held for investment	21,287	19,902
Goodwill	41,599	41,599
Intangible assets	3,040	3,231
Bank owned life insurance	27,160	27,525
Prepaid expenses and other assets	16,044	17,482

Total assets	$1,905,083	$1,922,722

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$831,210	$823,644
FHLB advances	680,566	698,232
Repurchase agreements	177,000	187,000
Other borrowings	14,218	14,477
Junior subordinated notes	51,463	51,444
Advance payments by borrowers for taxes and insurance	2,413	2,427
Accrued expenses and other liabilities	17,101	16,963

Total liabilities	1,773,971	1,794,187

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,812 and 13,806,812 shares issued; 12,818,324 and 12,852,705 shares outstanding	138	138
Additional paid-in capital	100,865	100,847
Treasury stock, at cost; 988,488 and 954,107 shares	(12,459)	(12,126)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,273)	(3,512)
Unvested shares held by Management Recognition Plan (MRP)	(173)	(186)
Retained earnings	49,154	48,626
Accumulated other comprehensive loss, net	(3,140)	(5,252)

Total stockholders’ equity	131,112	128,535

Total liabilities and stockholders’ equity	$1,905,083	$1,922,722

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans receivable	$9,252	$8,307
Taxable securities available for sale	13,212	12,365
Tax-exempt securities available for sale	1,275	1,382
FHLB stock	507	327
Interest-earning deposits and federal funds sold	68	74

Total interest income	24,314	22,455

Interest expense:
Deposits	6,520	5,277
Borrowed funds	10,378	8,547
Junior subordinated notes	866	822

Total interest expense	17,764	14,646

Net interest income	6,550	7,809
Provision for loan losses	326	193

Net interest income after provision for loan losses	6,224	7,616

Noninterest income:
Fees and service charges	839	862
Net gain on sale of loans	7	—
Increase of cash surrender value of bank owned life insurance	266	241
Income from real estate joint ventures	452	167
Other	252	108

Total noninterest income	1,816	1,378

Noninterest expense:
Compensation and employee benefits	3,404	3,382
Premises and equipment	651	654
Federal deposit insurance premiums	25	27
Data processing	455	452
Amortization of intangible assets	186	217
Minority interest	250	32
Other	1,027	953

Total noninterest expense	5,998	5,717

Income before income taxes	2,042	3,277
Provision for income taxes	109	482

Net income	$1,933	$2,795

Net income per share
Basic	$0.15	$0.22
Diluted	$0.15	$0.22
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	12,521,283	12,768,879
Weighted average shares and share equivalents outstanding	12,672,191	12,966,825

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2007 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) income net of tax	Total stockholders’ equity
Balance at January 1, 2007	$138	$100,847	$(12,126)	$(3,512)	$(186)	$48,626	$(5,252)	$128,535

Comprehensive results:
Net income	—	—	—	—	—	1,933	—	1,933
Other comprehensive results, net	—	—	—	—	—	—	2,112	2,112

Total comprehensive results	—	—	—	—	—	1,933	2,112	4,045
Cash dividends at $0.10 per share	—	—	—	—	—	(1,250)	—	(1,250)
Purchase of treasury stock, at cost (55,507 shares)	—	—	(611)	—	—	—	—	(611)
Reissuance of treasury stock for stock option exercises	—	—	278	—	—	(155)	—	123
Release of ESOP shares	—	1	—	239	—	—	—	240
Tax effect of compensatory stock options	—	17	—	—	—	—	—	17
Accrued compensation expense MRP	—	—	—	—	13	—	—	13

Balance at March 31, 2007	$138	$100,865	$(12,459)	$(3,273)	$(173)	$49,154	$(3,140)	$131,112

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$1,933	$2,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	254	278
Provision for loan losses	326	193
Amortization of premiums and accretion of discounts	486	546
Origination of loans available for sale	(193)	—
Proceeds from sale of loans available for sale	383	—
Amortization of intangible assets	191	227
Compensation expense on ESOP and MRP	253	284
Decrease in accrued interest receivable	14	259
Decrease (increase) in prepaid expenses and other assets	580	(218)
Decrease in accrued expenses and other liabilities	(54)	(1,060)
Other	232	(115)

Net cash provided by operating activities	4,405	3,189

Investing activities:
Loan originations and purchases	(34,062)	(36,522)
Purchases of:
Securities available for sale	(21,471)	(71,486)
FHLB stock	(1,835)	(2,529)
Fixed assets	(811)	(79)
Principal repayments of:
Loans receivable	28,179	23,991
Securities available for sale	44,041	51,166
Proceeds from the sale of REO	46	1,127
Redemption of FHLB stock	2,424	898
Additions to real estate held for investment	(2,852)	(959)
Reductions to real estate held for investment	1,467	1,293

Net cash provided by (used in) investing activities	15,126	(33,100)

Financing activities:
Net increase (decrease) in deposits	7,566	(14,930)
Proceeds from long-term borrowings	49,764	50,000
Repayments of long-term borrowings	(57,040)	(41,758)
Net (decrease) increase in short-term borrowings	(20,649)	29,217
Proceeds received from exercise of stock options	123	74
Dividends paid	(1,285)	(1,325)
Payments to acquire treasury stock	(611)	(1,975)

Net cash (used in) provided by financing activities	(22,132)	19,303

Net decrease in cash equivalents	(2,601)	(10,608)
Cash equivalents at beginning of period	22,701	28,215

Cash equivalents at end of period	$20,100	$17,607

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2007	2006
Supplemental information:
Interest paid	$17,753	$14,750
Income taxes paid	10	17

Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	200	—
Dividends declared but not paid	1,250	1,312

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as contained in the 2006 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2007, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company adopted FAS No. 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the FAS No. 123 pro-forma disclosures.

During the quarter ended March 31, 2007, the Company recorded approximately $14,000 in compensation expense and a tax benefit of $2,000 related to our share-based compensation awards that are expected to vest in 2007. As of March 31, 2007, there was approximately $205,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

FAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS No. 123R, such excess tax benefits were presented as operating cash flows. Accordingly, $17,000 in excess tax benefits has been classified as a financing cash inflow for the quarter ended March 31, 2007 in the Consolidated Statement of Cash Flows.

Prior to adopting FAS No. 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater that the fair value of our stock on the date of the grant. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2006. There were no options issued during the three months ended March 31, 2006.

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

As of March 31, 2007, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

At March 31, 2007, derivatives with a fair value of $187,000 were included in other assets. The change in net unrealized losses during the quarter ended March 31, 2007, of $98,000, for derivatives designated as cash flow hedges is separately disclosed, net of tax, in other comprehensive income in Note 8. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2007.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. There was approximately $90,000 reclassified out of other comprehensive income into interest expense during the first quarter of 2007.

The Company terminated its cash flow hedge in the second quarter of 2007. Refer to footnote 10- Subsequent Events for the details of the termination.

Recent Accounting and Regulatory Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (the Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of the Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. The Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $60,000 and $75,000 at March 31, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (the Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of the Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. The Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $25,000 and $28,750 at March 31, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2007:
Trust preferred securities	$500	$—	$(3)	$497
Municipal securities	113,921	3,778	(21)	117,678
Equity securities	1,555	494	(9)	2,040
Corporate bonds	60,588	139	(512)	60,215
Mortgage-backed securities	951,174	3,136	(10,471)	943,839

	$1,127,738	$7,547	$(11,016)	$1,124,269

December 31, 2006:
Trust Preferred securities	$500	$—	$(3)	$497
Municipal securities	109,817	4,094	(13)	113,898
Equity securities	1,555	542	(8)	2,089
Corporate bonds	65,097	131	(1,294)	63,934
Mortgage-backed securities	973,586	2,503	(12,583)	963,506

	$1,150,555	$7,270	$(13,901)	$1,143,924

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

As of March 31, 2007
	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$497	$3	1	$497	$3
Municipal securities	6	5,094	11	1	585	10	7	5,679	21
Equity Securities	—	—	—	1	196	9	1	196	9
Corporate bonds	—	—	—	7	38,415	512	7	38,415	512
Mortgage-backed securities	8	25,799	19	169	552,493	10,452	177	578,292	10,471

	14	$30,893	$30	179	$592,186	$10,986	193	$623,079	$11,016

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2007	December 31, 2006
Mortgage loans:
Residential—single family	$285,475	$281,017
Residential—multi family	35,164	34,382
Commercial real estate	80,088	82,019
Construction	58,191	58,504

Subtotal mortgage loans	458,918	455,922

Other loans:
Consumer loans
Home equity loans	66,510	66,977
Dealer auto and RV loans	51,498	52,449
Other loans	12,576	12,987
Commercial business	23,884	20,620

Subtotal other loans	154,468	153,033
Total Loans	613,386	608,955

Less:
Allowance for loan losses	5,283	5,113
Deferred loan fees and net discounts	(2,654)	(2,709)
Loans in process	15,990	16,909

	$594,767	$589,642

Loans held for sale

Mortgage loans:
Residential—single family	$—	$190

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2007	$5,113
Provision for loan losses	326
Charge offs	(198)
Recoveries	42

Balance, March 31, 2007	$5,283

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2007		December 31, 2006
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$55,831	6.7%	$54,906	6.7%
NOW account deposits	88,453	10.6%	82,204	10.0%
Money Market deposits	30,703	3.7%	33,007	4.0%
Passbook account deposits	105,362	12.7%	105,009	12.7%
Time deposits	550,861	66.3%	548,518	66.6%

	$831,210	100.0%	$823,644	100.0%

Time deposits mature as follows:
Within one year	$430,249	51.7%	$430,405	52.2%
After one year through two years	75,884	9.1%	75,719	9.2%
After two years through three years	35,479	4.3%	31,049	3.8%
After three years through four years	4,153	0.5%	5,695	0.7%
After four years through five years	3,778	0.5%	4,164	0.5%
Thereafter	1,318	0.2%	1,486	0.2%

	$550,861	66.3%	$548,518	66.6%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2007		December 31, 2006
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.20%	$298,706	4.04%	$269,361
Due beyond 12 months but within 2 years	4.67%	200,060	4.41%	227,070
Due beyond 2 years but within 3 years	5.34%	171,750	5.24%	181,750
Due beyond 3 years but within 4 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	1.00%	50	1.00%	51

		$680,566		$698,232

Repurchase agreements:
Due within 12 months	4.81%	$72,000	4.98%	$67,000
Due beyond 12 months but within 2 years	4.90%	75,000	4.77%	70,000
Due beyond 2 years but within 3 years	5.16%	30,000	5.16%	50,000

		$177,000		$187,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	709	5.25%	945

		$3,544		$3,780

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	9,000	5.55%	9,000

		$10,500		$10,500

Treasury tax and loan note payable	5.25%	$174	5.04%	$197

Included in the $680.6 million of FHLB advances at March 31, 2007 is approximately $45.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed rate funding.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income	$1,933	$2,795
Weighted-average common shares outstanding	12,521	12,769

Basic earnings per share	$0.15	$0.22

Weighted-average common shares outstanding	12,521	12,769
Common stock equivalents due to effect of stock options	151	198

Total weighted-average common shares and equivalents	12,672	12,967

Diluted earnings per share	$0.15	$0.22

The unallocated shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 320,723 and 410,449 at March 31, 2007 and March 31, 2006, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account. Options to purchase 85,360 shares at $15.35 per diluted share, expiring November 2013, 89,090 shares at $14.50 per diluted share, expiring November 2014, 82,300 shares at $12.20 per diluted share, expiring May 2015, 17,560 shares at $12.40 per diluted share, expiring May 2015 and 75,984 shares at $10.75 per diluted share, expiring November 2016, were outstanding as of March 31, 2007 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(Dollar amounts in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net Income:	$1,933	$2,795
Other Comprehensive income (loss)—net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $1,121 and ($2,393) in 2007 and 2006, respectively	2,177	(4,646)
Fair value adjustment on derivatives, net of tax (benefit) expense of ($33) and $49 in 2007 and 2006, respectively	(65)	95

Other Comprehensive income (loss)	2,112	(4,551)

Comprehensive income (loss)	$4,045	$(1,756)

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a target retirement benefit percentage. Final average pay is based upon the participant’s base salary and bonuses for the last three years and the target benefit percentage is equal to the fraction resulting from the participant’s years of credited service (subject to a maximum of 20 years) divided by 20, this targeted percentage is capped at 100%. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2007, the participants in the plan had credited service under the SERP ranging from 16 to 28 years.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

The following table illustrates the components of the net periodic pension cost for the SERP and Directors retirement plans as of March 31:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Components of net periodic pension cost
Service cost	$13	$14
Interest cost	24	24
Amortization of unrecognized gains and losses	4
Amortization of transition obligation	10	19

Net periodic pension cost	$51	$57

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Components of net periodic pension cost
Service cost	$2	$4
Interest cost	8	7
Amortization of prior service cost	16	16

Net periodic pension cost	$26	$27

The estimated net loss and prior service cost for the SERP and director’s retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the current year are $58,000 and $63,000, respectively.

10.	Subsequent Events

In April 2007, the Company terminated its cash flow hedge by selling the interest rate caps and repaying the associated borrowings. The loss on the sale of the interest rate caps of approximately $690,000 was offset by gains of approximately $706,000 recognized on the sale of securities. The Company expects this transaction to positively impact the net interest margin over the next two to three years.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2007 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended March 31, 2007, the Company reported an $862,000, or 30.8%, decrease in earnings over the same period last year. The income for the quarter ended March 31, 2007 reflects compression to the net interest margin which is the effect of a sustained inverted yield curve. Although the Company realized an increase to interest income of approximately $1.9 million over the same quarter last year, interest expense increased by approximately $3.1 million during the same period. The result was a decrease of 37 basis points to the Company’s net interest margin.

The Company is continuing efforts to stabilize the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management expects that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the first quarter of 2007, the Company had approximately $57.0 million of wholesale borrowings maturing with a weighted average rate of 3.56%. These

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

borrowings were replaced with borrowings at a weighted average rate of 5.10% and an average maturity of 3.0 years.

The wholesale strategy operates with a lower cost of operations, although with lower interest rate spreads and therefore at a lower margin than the retail operations of the Company. The Company has utilized this strategy since its initial public offering in 1990. The Company manages this strategy through its interest rate risk management on a macro level. This strategy historically produces wider margins during periods of lower short-term interest rates, reflected in a steep yield curve and can be susceptible to net interest margin strain in both rapidly rising rates and rapidly declining rates as well as a sustained inverted yield curve.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $1.9 million for the three months ended March 31, 2007, as compared to net income of $2.8 million for the same period in the prior year. The $862,000, or 30.8%, decrease in net income for the quarter ended March 31, 2007, as compared to the same period in the prior year was primarily attributable to increases in interest expense, provision for loan losses and noninterest expense of $3.1 million, $133,000 and $281,000, respectively, partially offset by increases in interest income and noninterest income of $1.9 million and $438,000, respectively, and a decrease in provision for income taxes of $373,000.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments can cause sensitivity to the Company’s net interest income, these being extended low long-term interest rates or rapidly rising short-term interest rates as well as a sustained inverted yield curve.

Net interest income decreased $1.3 million, or 16.1%, to $6.6 million for the three months ended March 31, 2007, compared to $7.8 million for the same period in the prior year. This decrease in net interest income can be attributed to an increase in interest expense of $3.1 million, partially offset by an increase in interest income of $1.9 million which reflects a steadily rising cost of funds as the Company continues to operate in an inverted yield curve and an increasingly competitive rate environment.

Interest income. Interest income increased $1.9 million, or 8.3%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase can be attributed to increases in interest earned on loans receivable, securities available for sale and Federal Home Loan Bank stock of $945,000, $740,000 and $180,000, respectively.

Interest earned on loans receivable increased $945,000, or 11.4%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $46.9 million, or 8.5%, to $597.5 million for the three months ended

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

March 31, 2007 compared to $550.5 million for the same period in the prior year. In addition to the increase in volume, the yield on the loans increased to 6.27% for the three months ended March 31, 2007 from 6.12% for the same period in the prior year.

Interest earned on securities increased $740,000, or 5.4%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase was primarily the result of an increase in the tax equivalent yield on securities to 5.32% for the three months ended March 31, 2007 from 5.13% for the same period in the prior year and an increase in the average balance of the securities portfolio of $11.7 million, or 1.0%, to $1.1 billion at March 31, 2007 and 2006.

The quarterly rate volume report presented below depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $3.1 million, or 21.3%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.2 million, $1.8 million and $44,000, respectively.

Interest incurred on deposits increased $1.2 million, or 23.6%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of interest-bearing deposits to 3.44% for the quarter ended March 31, 2007 from 2.78% for the quarter ended March 31, 2006, and to a lesser extent a nominal increase in the average balance of interest-bearing deposits of $146,000, to $768.8 million for the three months ended March 31, 2007, compared to $768.7 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $1.8 million, or 21.4%, for the three months ended March 31, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.75% for the quarter ended March 31, 2007 from 4.15% for the quarter ended March 31, 2006. Additionally, the average balance of borrowed funds increased $50.9 million, or 6.1%, to $885.8 million for the three months ended March 31, 2007 compared to $835.0 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with trust preferred securities and corporate debt. The interest incurred on this debt increased $44,000, or 5.4%, for the three months ended March 31, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 6.83% for the quarter ended March 31, 2007 from 6.49% for the same period in the prior year.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(Dollar amounts in thousands)	Three months ended March 31,
	2007				2006
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$976,219	$12,419	5.09%		$960,743	$11,678	4.86%
Taxable corporate bonds available for sale	51,279	793	6.27%		51,264	687	5.43%
Tax-exempt securities available for sale	111,869	1,275	6.91	%(1)	115,690	1,382	7.24	%(1)

	1,139,367	14,487	5.32	%(1)	1,127,697	13,747	5.13	%(1)

Mortgage loans	441,244	6,776	6.14%		389,319	5,876	6.04%
Other loans	144,013	2,337	6.58%		146,688	2,273	6.28%
Tax -exempt loans	12,195	139	7.02	%(1)	14,535	158	6.67	%(1)

	597,452	9,252	6.27	%(1)	550,542	8,307	6.12	%(1)

Cash equivalents	12,682	68	2.17%		12,841	74	2.34%
FHLB stock	33,790	507	6.09%		33,399	327	3.97%

	46,472	575	5.02%		46,240	401	3.52%

Total interest-earning assets	1,783,291	24,314	5.63	%(1)	1,724,479	22,455	5.40	%(1)
Other noninterest-earning assets	126,512	—	—		128,812	—	—

Total assets	$1,909,803	$24,314	5.26	%(1)	$1,853,291	$22,455	5.03	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$219,067	$365	0.68%		$246,833	$379	0.62%
Time deposits	549,763	6,155	4.54%		521,851	4,898	3.81%

	768,830	6,520	3.44%		768,684	5,277	2.78%

FHLB advances	679,446	7,793	4.65%		711,091	7,159	4.08%
Repurchase Agreements	192,000	2,389	5.05%		107,000	1,160	4.40%
Other borrowings	14,389	196	5.52%		16,870	228	5.48%

	885,835	10,378	4.75%		834,961	8,547	4.15%

Preferred securities- fixed	36,083	528	5.93%		36,083	535	6.01%
Preferred securities- adjustable	15,371	338	8.92%		15,296	287	7.61%

	51,454	866	6.83%		51,379	822	6.49%

Total interest-bearing liabilities	1,706,119	17,764	4.22%		1,655,024	14,646	3.59%
Noninterest-bearing demand deposits	57,096	—	—		52,995	—	—
Other noninterest-bearing liabilities	16,837	—	—		19,362	—	—

Total liabilities	1,780,052	17,764	4.05%		1,727,381	14,646	3.44%
Stockholders’ equity	129,751	—	—		125,910	—	—

Total liabilities and equity	$1,909,803	$17,764	3.77%		$1,853,291	$14,646	3.21%

Net interest income		$6,550				$7,809

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.41	%(1)			1.81	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.59	%(1)			1.96	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three month periods ended March 31, 2007 and 2006 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

The table analyzing changes in interest income between the three months ended March 31, 2007 and 2006 is presented as follows:

(Dollar amounts in thousands)	Three months ended, March 31, 2007 versus 2006 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$143	$597	$740
Loans	722	223	945
Cash equivalents	(1)	(5)	(6)
FHLB stock	4	176	180

Total interest-earning assets	868	991	1,859

Interest expense:
Deposits	1	1,242	1,243
FHLB advances	(329)	963	634
Repurchase agreements	1,036	193	1,229
Other borrowings	(34)	2	(32)
Preferred securities	1	43	44

Total interest-bearing liabilities	675	2,443	3,118

Net interest income	$193	$(1,452)	$(1,259)

Provision for loan losses. The provision for loan losses increased $133,000 to a provision of $326,000 for the quarter ended March 31, 2007 compared to $193,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2007. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2007 amounted to $5.3 million, or 0.86%, of the Company’s total loan portfolio, as compared to $5.1 million, or 0.84%, at December 31, 2006. The Company’s allowance for losses on loans as a percentage of non-performing loans was 191.6% and 171.8% at March 31, 2007 and December 31, 2006, respectively.

Non-interest income. Non-interest income increased $438,000, or 31.8%, for the three months ended March 31, 2007, compared to the same period in the prior year. This increase can be attributed to increases in income from real estate joint ventures and other income of $285,000 and $144,000, respectively.

Income from real estate joint ventures increased $285,000, or 170.7%, to $452,000 for the quarter ended March 31, 2007, compared to $167,000 for the same period in the prior year. The Company has a 51% ownership in seven of its eight real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or in the land development and construction and selling of single family homes, duplexes

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2006. During the first quarter of 2007 the Company experienced increased income over the same period last year as sales increased at the joint ventures added during 2005.

Non-interest expense. Non-interest expense increased $281,000, or 4.9%, for the three months ended March 31, 2007, as compared to the same period in the prior year. This increase was primarily the result of increases to compensation and employee benefits, minority interest and other expenses of $22,000, $218,000 and $111,000, respectively, partially offset by decreases amortization of intangible asset and advertising of $31,000 and $37,000, respectively.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, had a nominal increase of $22,000, or 0.6% for the three months ended March 31, 2007. The increase was primarily related to increases to compensation expense and related taxes between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP) and the Company’s benefit plans. The increase to compensation expense is related to normal salary increases between the periods.

Amortization of intangible assets decreased $31,000, or 14.3%, for the quarter ended March 31, 2007 as compared to the same period in the prior year. The decrease primarily resulted decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

The minority interest increased $218,000 for the quarter ended March 31, 2007 as compared to the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s seven joint ventures in which the Company has a 51% ownership. This increase corresponds to the increase in income from joint ventures between the periods.

Miscellaneous other expenses, which consist primarily of professional fees, advertising, forms, supplies, bank charges, postage, insurance expenses, organizational dues, ATM expenses and net carrying costs associated with real estate owned increased by $74,000 or 7.8%, for the quarter ended March 31, 2007 as compared to the same periods in the prior year. Included in this category are increases to audit and accounting fees, legal expense and ATM expenses.

Provision for income taxes. The provision for income taxes decreased $373,000, or 77.4%, to $109,000 for the three months ended March 31, 2007, compared to $482,000 for the same period in the prior year. The effective tax rate of 5.3% for the quarter ended March 31, 2007, as compared to 14.7% for the same period in the prior year is indicative of the decreases to pre-tax income between the periods partially offset by a decrease in the tax-free income on the Company’s municipal securities portfolio.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $17.6 million, or 0.9%, to $1.9 billion at March 31, 2007, from December 31, 2006. Cash and cash equivalents, securities available for sale, loans held for sale, Federal Home Loan Bank Stock, intangible assets, prepaid expenses and other assets and bank owned life insurance decreased by $2.6 million, $19.7 million, $190,000, $589,000, $191,000, $1.4 million and $365,000, respectively. These decreases were offset by increases to loans receivable, premises and equipment, real estate acquired through foreclosure and real estate held for investment of $5.1 million, $554,000, $340,000 and $1.4 million, respectively. Total liabilities decreased $20.2 million, or 1.1%, and stockholders’ equity increased $2.6 million, or 2.0%. The decrease in total liabilities was primarily the result of decreases in borrowed funds of $27.9 million, partially offset by increases in deposits, and accrued expenses and other liabilities of $7.6 million and $138,000, respectively. The increase to stockholders’ equity was primarily the result of a decrease in the comprehensive loss, which is made up of the unrealized loss on the Company’s securities held for sale portfolio, of $2.1 million, a decrease in the unearned ESOP plan of $239,000 and an increase to retained earnings of $528,000 partially offset by an increase to treasury stock of $333,000.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $2.6 million, or 11.5%, to $20.1 million at March 31, 2007 from $22.7 million at December 31, 2006. Approximately $700,000 of the overall decrease resulted from the Company’s efforts to decrease its vault cash and approximately $1.8 million of the decrease resulted from decreases to various interest earning deposits. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $19.7 million, or 1.7%, during the quarter ended March 31, 2007 to $1.1 billion. During the three months ended March 31, 2007, the Company recorded purchases of available for sale securities of $21.5 million, consisting of purchases of fixed-rate mortgage backed securities of $8.9 million, adjustable-rate mortgage backed securities of $8.5 million and $4.1 million of municipal bonds. Offsetting the purchases of securities were repayments and maturities of securities of $44.0 million during the three months ended March 31, 2007. In addition, the securities portfolio increased approximately $3.1 million due to increases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy for 2007 is to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy is intended to reduce the Company’s balance sheet while strengthening its capital position. The Company will continue to purchase a limited blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position. During the first quarter, the Company purchased approximately $21.5 million of securities at various times throughout the quarter when the ten year treasury bond rose above 4.75%. This strategy is consistent with the Company’s business plan which depicts a de-leveraging strategy as part of the Company’s plan to operate in a sustained inverted yield curve.

The securities portfolio is primarily funded by the Company’s borrowings. In the first quarter of 2007, this wholesale leverage strategy accounted for $1.4 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $7.3 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $5.1 million, or 0.9%, to $594.8 million at March 31, 2007 from $589.6 million at December 31, 2006. Included in this increase were increases in mortgage loans and other loans of $3.0 million, or 0.7% and $1.4 million, or 0.9%, respectively as well as a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $694,000, or 3.6%, during the three months ended March 31, 2007. During the quarter the Company had loan originations of approximately $34.1 million and loan repayments of approximately $28.2 million, resulting in the overall growth to the portfolio.

Non-performing assets. Nonperforming assets consist of nonaccrual loans; real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company does not accrue interest on loans past due 90 days or more.

Non-performing assets amounted to $4.4 million, or 0.23%, of total assets at March 31, 2007 compared to $4.2 million, or 0.22%, of total assets at December 31, 2006. The increase in non-performing assets of approximately $112,000 is primarily the result of an increase to the REO Balance of $340,000, partially offset by a decrease in the non-accrual loans of $219,000.

The Company’s nonperforming assets at March 31, 2007 totaled approximately $4.4 million or 0.23% of total assets as compared to $4.2 million or 0.22% of total assets at December 31, 2006.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

FHLB Stock. FHLB stock decreased $589,000, or 1.7%, to $33.8 million at March 31, 2007 compared to $34.3 million at December 31, 2006. This decrease is a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment increased $554,000, or 4.9%, to $11.8 million at March 31, 2007 compared to $11.2 million at December 31, 2006. The Company is currently constructing a branch office in Shenango Township to replace the existing location in a local strip mall. The Company has engaged a local contractor to build the office for approximately $877,000, of which $308,000 was incurred in 2006 and approximately $380,000 in the first quarter of 2007. Construction is expected to be completed in the spring of 2007. Additionally, the Company had purchases of data processing equipment of approximately $170,000 for improvements to its core system, regulatory and accounting software. These increases were partially offset by increases to depreciation.

Real Estate Held for Investment. The Company’s real estate held for investment increased by $1.4 million, or 7.0%, to $21.2 million during the three months ended March 31, 2007. This increase is the result of the addition of a second phase of construction within the Brandy One joint venture, partially offset by sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $191,000 to $3.0 million at March 31, 2007 from $3.2 million at December 31, 2006. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $715,000, $601,000, $494,000, $413,000 and $847,000 for the years 2007, 2008, 2009, 2010 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets decreased $1.4 million, or 8.2%, to $16.0 million at March 31, 2007 from $17.5 million at December 31, 2006. The decrease primarily resulted from a decrease to the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of $1.0 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $831.2 million, or 47.3%, of the Company’s total funding sources at March 31, 2007. Total deposits increased $7.6 million, or 0.9%, to $831.2 million at March 31, 2007 from $823.6 million at December 31, 2006. Non-interest-bearing deposits increased $925,000 while interest-bearing demand deposits and time deposits increased $4.3 million and $2.3 million, respectively, during the three months ended March 31, 2007.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds decreased $27.9 million, or 2.9%, to $923.2 million at March 31, 2007 from $951.2 million at December 31, 2006. FHLB advances decreased $17.7 million, or 2.5%, while other borrowings decreased $10.2 million, or 4.0% during the three months ended March 31, 2007. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Stockholders’ equity. Total stockholders’ equity increased $2.6 million, or 2.0%, to $131.1 million at March 31, 2007, from $128.5 million at December 31, 2006. The increase to stockholders’ equity was primarily the result of a decrease in the comprehensive loss, which is made up of the unrealized loss on the Company’s securities held for sale portfolio, of $2.1 million, a decrease in the unearned ESOP plan of $239,000 and an increase to retained earnings of $528,000 partially offset by an increase to treasury stock of $333,000.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations, Group Senior Vice President/Lending and Group Senior Vice President/Administration. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and (iv) the purchase of off-balance sheet interest rate caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of March 31, 2007, the implementation of these asset and liability initiatives resulted in the following: (i) $201.6 million or 32.9% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $99.7 million or 31.2% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs; (iii) $324.6 million or 34.4% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $50.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2007, the Company’s interest-earning assets maturing or repricing within one year totaled $497.5 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $915.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $417.8 million or a negative 21.9% of total assets. At March 31, 2007, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 54.4%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

The one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position. In recent years, in addition to utilizing interest rate sensitivity gap analysis,

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

the Company has increased its emphasis on the utilization of interest rate sensitivity simulation analysis to evaluate and manage interest rate risk.

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

Economic Value of Equity (EVE). EVE is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, the Company strives to maintain the EVE increase or decrease to no more than approximately 50% of stockholders.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2007 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2007 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income—increase (decrease)	(0.29)%	(1.50)%	(0.81)%	(3.18)%
Return on average equity—increase (decrease)	(0.35)%	(2.59)%	(2.25)%	(7.77)%
Diluted earnings per share—increase (decrease)	(0.29)%	(2.62)%	(2.26)%	(8.02)%
EVE—increase (decrease)	(25.26)%	(57.25)%	11.21%	5.68%

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2006 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2006 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2006 for the change in EVE:

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income—increase (decrease)	0.17%	(0.08)%	(1.81)%	(3.98)%
Return on average equity—increase (decrease)	(0.03)%	(0.62)%	(4.24)%	(9.16)%
Diluted earnings per share—increase (decrease)	0.00%	(0.55)%	(4.40)%	(9.37)%
EVE—increase (decrease)	(27.69)%	(59.06)%	9.57%	3.09%

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $4.4 million during the three months ended March 31, 2007. Net cash provided by operating activities was primarily comprised of net income of $1.9 million.

Funds provided by investing activities totaled $15.1 million during the three months ended March 31, 2007. Primary sources of funds during the three months ended March 31, 2007, included repayments of securities of $44.0 million, repayments of loans of $28.2 million, redemption of FHLB Stock of $2.4 million and proceeds from real estate held for investment of $1.5 million. These sources were partially offset by uses of $34.1 million for origination of loans, $21.5 million for security purchases, $1.8 million for purchases of FHLB stock, $811,000 for premises and equipment and $2.9 million for funding of real estate held for investment.

Funds used in financing activities totaled $22.1 million for the three months ended March 31, 2007. The primary uses of funds included repayment of long-term borrowings of $57.0 million, net repayment of short-term borrowings of $20.6 million, payment of dividends of $1.3 million and $611,000 for the acquisition of treasury stock. These uses were partially offset by sources of $49.8 million from proceeds from long-term borrowings and $7.6 million for the increase in deposits. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended March 31, 2007, the Company incurred $30.0 million in long-term borrowings with a weighted average rate of 5.10% and the Company repaid $57.0 million of long-term borrowings with a weighted average rate of 3.56%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2007, the total approved loan commitments outstanding amounted to $29.4 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $64.0 million and the unadvanced portion of construction loans approximated $16.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $430.2 million.

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

On March 20, 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2007, to shareholders of record at the close of business on March 30, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2007, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.1% and 15.5%, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2007. Management believes there have been no material changes in the Company’s market risk since December 31, 2006.

Item 4.	Controls and Procedures

As of March 31, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2007	17,987	$10.99	17,987	339,271
February 1-28, 2007	9,082	11.23	9,082	330,189
March 1-31, 2007	28,438	10.93	28,438	301,751

Totals	55,507	$11.00	55,507	301,751

(1)	On March 6, 2006, the Company announced its new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 18, 2007, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Term/Expiration
Lloyd L. Kildoo	10,186,451	250,028	Three year term/2010
Mario J. Manna	10,196,626	239,853	Three year term/2010

Proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the year ended December 31, 2007:

For	Against	Abstain
10,350,444	69,231	16,804

Item 5.	Other Information

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

None

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Management’s Discussion and Analysis of

Financial Condition and Results of Operations (continued)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 9, 2007	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer