Form 10-Q
period 2007-06-30
ESB FINANCIAL CORP
filed 2007-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2007

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2007:

Common Stock, $0.01 par value	12,673,107 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2007 and December 31, 2006 (Unaudited)

(Dollar amounts in thousands)

	June 30, 2007	December 31, 2006
Assets
Cash on hand and in banks	$4,250	$4,777
Interest-earning deposits	20,751	17,811
Federal funds sold	2,044	113

Cash and cash equivalents	27,045	22,701
Securities available for sale; cost of $1,109,097 and $1,150,555	1,090,581	1,143,924
Loans receivable, net of allowance for loan losses of $5,283 and $5,113	602,013	589,642
Loans held for sale	—	190
Accrued interest receivable	9,627	9,871
Federal Home Loan Bank (FHLB) stock	32,254	34,343
Premises and equipment, net	12,143	11,229
Real estate acquired through foreclosure, net	1,525	1,083
Real estate held for investment	20,866	19,902
Goodwill	41,599	41,599
Intangible assets	2,852	3,231
Bank owned life insurance	27,433	27,525
Prepaid expenses and other assets	21,180	17,482

Total assets	$1,889,118	$1,922,722

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$844,163	$823,644
FHLB advances	640,965	698,232
Repurchase agreements	192,000	187,000
Other borrowings	13,991	14,477
Junior subordinated notes	51,482	51,444
Advance payments by borrowers for taxes and insurance	3,123	2,427
Accrued expenses and other liabilities	22,229	16,963

Total liabilities	1,767,953	1,794,187

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,812 and 13,806,812 shares issued; 12,716,596 and 12,852,705 shares outstanding	138	138
Additional paid-in capital	100,904	100,847
Treasury stock, at cost; 1,090,216 and 954,107 shares	(13,549)	(12,126)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,036)	(3,512)
Unvested shares held by Management Recognition Plan (MRP)	(161)	(186)
Retained earnings	49,648	48,626
Accumulated other comprehensive loss, net	(12,779)	(5,252)

Total stockholders’ equity	121,165	128,535

Total liabilities and stockholders’ equity	$1,889,118	$1,922,722

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$9,503	$8,630	$18,755	$16,937
Taxable securities available for sale	12,901	12,777	26,113	25,142
Tax free securities available for sale	1,283	1,454	2,558	2,836
FHLB stock	495	476	1,002	803
Deposits with banks and federal funds sold	89	82	157	155

Total interest income	24,271	23,419	48,585	45,873

Interest expense:
Deposits	6,838	5,518	13,358	10,795
Borrowed funds	10,246	9,652	20,624	18,200
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	868	856	1,734	1,678

Total interest expense	17,952	16,026	35,716	30,673

Net interest income	6,319	7,393	12,869	15,200
Provision for loan losses	185	102	511	295

Net interest income after provision for loan losses	6,134	7,291	12,358	14,905

Noninterest income:
Fees and service charges	968	952	1,807	1,814
Net gain on sale of loans	—	177	7	177
Increase of cash surrender value of bank owned life insurance	273	253	539	493
Net realized gain on sale of securities available for sale	688	113	688	113
Net realized loss on sale of derivatives	(690)	—	(690)	—
Income from real estate joint ventures	632	435	1,084	602
Other	71	169	323	280

Total noninterest income	1,942	2,099	3,758	3,479

Noninterest expense:
Compensation and employee benefits	3,353	3,331	6,757	6,713
Premises and equipment	603	661	1,254	1,315
Federal deposit insurance premiums	25	26	50	53
Data processing	498	421	953	873
Amortization of intangible assets	179	208	365	425
Minority interest	236	125	486	157
Advertising	140	115	217	229
Other	884	958	1,834	1,797

Total noninterest expense	5,918	5,845	11,916	11,562

Income before income taxes	2,158	3,545	4,200	6,822
Provision for income taxes	148	535	257	1,017

Net income	$2,010	$3,010	$3,943	$5,805

Net income per share
Basic	$0.16	$0.24	$0.32	$0.46
Diluted	$0.16	$0.23	$0.31	$0.45
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	12,477,355	12,665,699	12,499,197	12,717,002
Weighted average shares and share equivalents outstanding	12,613,853	12,856,483	12,642,900	12,911,367

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2007 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive loss net of tax	Total stockholders’ equity
Balance at January 1, 2007	$138	$100,847	$(12,126)	$(3,512)	$(186)	$48,626	$(5,252)	$128,535
Comprehensive results:
Net income	—	—	—	—	—	3,943	—	3,943
Other comprehensive results, net of	—	—	—	—	—	—	(7,981)	(7,981)
reclassification adjustment	—	—	—	—	—	—	454	454

Total comprehensive results	—	—	—	—	—	3,943	(7,527)	(3,584)
Cash dividends at $0.20 per share	—	—	—	—	—	(2,489)	—	(2,489)
Purchase of treasury stock, at cost (185,911 shares)	—	—	(2,066)	—	—	—	—	(2,066)
Reissuance of treasury stock for stock option exercises	—	—	643	—	—	(432)	—	211
Release of ESOP shares	—	2	—	476	—	—	—	478
Tax effect of compensatory stock options	—	55	—	—	—	—	—	55
Accrued compensation expense MRP	—	—	—	—	25	—	—	25

Balance at June 30, 2007	$138	$100,904	$(13,549)	$(3,036)	$(161)	$49,648	$(12,779)	$121,165

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income	$3,943	$5,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	513	527
Provision for loan losses	511	295
Amortization of premiums and accretion of discounts	993	1,131
Origination of loans available for sale	(193)	—
Proceeds from sale of loans available for sale	383	—
Gain on sale of securities available for sale	(706)	(113)
Loss on sale of derivatives	690	—
Amortization of intangible assets	379	425
Compensation expense on ESOP and MRP	503	565
Decrease in accrued interest receivable	244	139
(Increase) decrease in prepaid expenses and other assets	(32)	731
(Decrease) increase in accrued expenses and other liabilities	(1,202)	526
Other	334	567

Net cash provided by operating activities	6,360	10,598

Investing activities:
Loan originations	(81,047)	(85,697)
Purchases of:
Securities available for sale	(57,242)	(193,299)
FHLB stock	(4,975)	(5,481)
Fixed assets	(1,434)	(614)
Principal repayments of:
Loans receivable	67,359	58,609
Securities available for sale	92,381	92,762
Proceeds from the sale of:
Securities available for sale	6,542	65,928
Loans	—	2,228
REO	123	1,156
Proceeds from BOLI	365	—
Redemption of FHLB stock	7,064	3,489
Funding of real estate held for investment	(5,628)	(3,267)
Proceeds from real estate held for investment	4,664	5,212

Net cash provided by (used in) investing activities	28,172	(58,974)

Financing activities:
Net increase (decrease) in deposits	26,987	(16,846)
Proceeds from long-term borrowings	129,764	140,000
Repayments of long-term borrowings	(107,276)	(83,494)
Net (decrease) increase in short-term borrowings	(75,241)	18,676
Proceeds received from exercise of stock options	211	108
Dividends paid	(2,567)	(2,636)
Payments to acquire treasury stock	(2,066)	(3,449)

Net cash (used in) provided by financing activities	(30,188)	52,359

Net increase in cash equivalents	4,344	3,983
Cash equivalents at beginning of period	22,701	28,215

Cash equivalents at end of period	$27,045	$32,198

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2007	2006
Supplemental information:
Interest paid	$36,165	$31,411
Income taxes paid	615	871
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	304	—
Transfers from accrued expenses and other liabilities to deposits	6,468	8,420
Dividends declared but not paid	1,272	1,259

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006, as contained in the Company’s 2006 Annual Report to Stockholders.

The results of operations for the three and six month periods ended June 30, 2007 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2007, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the SFAS No. 123 pro-forma disclosures.

During the six months ended June 30, 2007, the Company recorded approximately $58,000 in compensation expense and a tax benefit of $5,400 related to our share-based compensation awards that are expected to vest in 2007. As of June 30, 2007, there was approximately $195,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the periods ended June 30, 2007 and 2006 there were no excess tax benefits classified as financing cash inflows. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as operating cash flows.

Prior to adopting SFAS No. 123R, the Company accounted for share-based payment awards using the intrinsic value method of Accounting Principles Bulletin (APB) Opinion No. 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater that the fair value of our stock on the date of the grant. The Company did not have any non-vested stock options outstanding during the periods ended June 30, 2006. There were no options issued during the three and six months ended June 30, 2006.

Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, when the Company establishes a derivative position it is recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Recent Accounting and Regulatory Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s financial condition.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $45,000 and $75,000 at June 30, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $21,250 and $28,750 at June 30, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of June 30, 2007:
Trust preferred securities	$500	$3	$—	$503
Municipal securities	119,365	1,620	(649)	120,336
Equity securities	916	63	(11)	968
Corporate bonds	55,630	63	(549)	55,144
Mortgage-backed securities	932,686	974	(20,030)	913,630

	$1,109,097	$2,723	$(21,239)	$1,090,581

December 31, 2006:
Trust Preferred securities	$500	$—	$(3)	$497
Municipal securities	109,817	4,094	(13)	113,898
Equity securities	1,555	542	(8)	2,089
Corporate bonds	65,097	131	(1,294)	63,934
Mortgage-backed securities	973,586	2,503	(12,583)	963,506

	$1,150,555	$7,270	$(13,901)	$1,143,924

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

As of June 30, 2007

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Municipal securities	44	$37,336	$585	5	$3,703	$64	49	$41,039	$649
Equity Securities	1	200	6	1	182	5	2	382	11
Corporate bonds	—	—	—	8	43,287	549	8	43,287	549
Mortgage-backed securities	56	206,608	1,709	180	558,016	18,321	236	764,624	20,030

	101	$244,144	$2,300	194	$605,188	$18,939	295	$849,332	$21,239

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

As of December 31, 2006

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$497	$3	1	$497	$3
Municipal securities	3	2,424	5	2	1,507	8	5	3,931	13
Equity Securities	—	—	—	1	197	8	1	197	8
Corporate bonds	1	2,500	—	8	42,536	1,294	9	45,036	1,294
Mortgage-backed securities	22	70,457	184	172	572,807	12,399	194	643,264	12,583

	26	$75,381	$189	184	$617,544	$13,712	210	$692,925	$13,901

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as other than temporary impairment losses, and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2007, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities, additionally, the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2007	December 31, 2006
Mortgage loans:
Residential - single family	$293,006	$281,017
Residential - multi family	35,175	34,382
Commercial real estate	79,735	82,019
Construction	60,377	58,504

Subtotal mortgage loans	468,293	455,922
Other loans:
Consumer loans
Home equity loans	67,633	66,977
Dealer auto and RV loans	52,575	52,449
Other loans	12,167	12,987
Commercial business	22,115	20,620

Subtotal other loans	154,490	153,033
Total Loans	622,783	608,955
Less:
Allowance for loan losses	5,283	5,113
Deferred loan fees and net discounts	(2,737)	(2,709)
Loans in process	18,224	16,909

	$602,013	$589,642

Loans held for sale
Mortgage loans:
Residential - single family	$—	$190

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2007	$5,113
Provision for loan losses	511
Charge offs	(418)
Recoveries	77

Balance, June 30, 2007	$5,283

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2007		December 31, 2006
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$57,085	6.8%	$54,906	6.7%
NOW account deposits	97,846	11.6%	82,204	10.0%
Money Market deposits	32,936	3.9%	33,007	4.0%
Passbook account deposits	105,054	12.4%	105,009	12.7%
Time deposits	551,242	65.3%	548,518	66.6%

	$844,163	100.0%	$823,644	100.0%

Time deposits mature as follows:
Within one year	$436,622	51.7%	$430,405	52.2%
After one year through two years	70,106	8.3%	75,719	9.2%
After two years through three years	36,403	4.3%	31,049	3.8%
After three years through four years	3,521	0.4%	5,695	0.7%
After four years through five years	3,335	0.4%	4,164	0.5%
Thereafter	1,255	0.2%	1,486	0.2%

	$551,242	65.3%	$548,518	66.6%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2007		December 31, 2006
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.14%	$274,106	4.04%	$269,361
Due beyond 12 months but within 2 years	4.91%	190,060	4.41%	227,070
Due beyond 2 years but within 3 years	5.27%	166,750	5.24%	181,750
Due beyond 3 years but within 4 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	1.00%	49	1.00%	51

		$640,965		$698,232

Repurchase agreements:
Due within 12 months	4.75%	$62,000	4.98%	$67,000
Due beyond 12 months but within 2 years	5.01%	85,000	4.77%	70,000
Due beyond 2 years but within 3 years	5.11%	20,000	5.16%	50,000
Due beyond 5 years	4.29%	25,000	—	—

		$192,000		$187,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	472	5.25%	945

		$3,307		$3,780

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	9,000	5.55%	9,000

		$10,500		$10,500

Treasury tax and loan note payable	5.25%	$184	5.25%	$197

Junior Subordinated Notes
Due beyond 5 years	6.78%	51,482	6.73%	51,444

Included in the $641.0 million of FHLB advances at June 30, 2007 is approximately $45.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the borrowing and replace it with fixed rate funding.

Included in the $192.0 million of repurchase agreements (REPO) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter the counterparty has the right to terminate the transaction.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in footnote two.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net income	$2,010	$3,010
Weighted-average common shares outstanding	12,477	12,666

Basic earnings per share	$0.16	$0.24

Weighted-average common shares outstanding	12,477	12,666
Common stock equivalents due to effect of stock options	137	190

Total weighted-average common shares and equivalents	12,614	12,856

Diluted earnings per share	$0.16	$0.23

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net income	$3,943	$5,805
Weighted-average common shares outstanding	12,499	12,717

Basic earnings per share	$0.32	$0.46

Weighted-average common shares outstanding	12,499	12,717
Common stock equivalents due to effect of stock options	144	194

Total weighted-average common shares and equivalents	12,643	12,911

Diluted earnings per share	$0.31	$0.45

The unallocated shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 320,773 and 410,449 at June 30, 2007 and June 30, 2006, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 85,160 shares at $15.35 per diluted share expiring November 2013, 88,890 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015, 17,060 shares at $12.40 per diluted share expiring May 2015 and 75,584 shares at $10.75 per diluted share, expiring November 2016, were outstanding as of June 30, 2007 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 88,910 shares at $15.35 per diluted share expiring November 2013, 89,790 shares at 14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015 and 17,760 shares at $12.40 per diluted share expiring May 2015 were outstanding as of June 30, 2006 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

8.	Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net Income:	$2,010	$3,010
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $5,357 in 2007, $5,071 in 2006.	(10,854)	(9,879)
Net securities gains reclassified into earnings, net of tax expense of $234 in 2007 and $38 in 2006.	454	75
Fair value adjustment on derivatives, net of tax expense of $391 in 2007, $70 in 2006	760	137

Other comprehensive loss - net of tax	(9,640)	(9,667)

Comprehensive loss	$(7,630)	$(6,657)

(Dollar amounts in thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net Income:	$3,943	$5,805
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $4,235 in 2007, $7,066 in 2006	(8,677)	(14,526)
Net securities gains reclassified into earnings, net of tax expense of $234 in 2007 and $38 in 2006.	454	75
Fair value adjustment on derivatives, net of tax benefit of $358 in 2007, $119 in 2006	696	232

Other comprehensive loss - net of tax	(7,527)	(14,219)

Comprehensive loss	$(3,584)	$(8,414)

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least ten years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2007, the participants in the plan had credited service under the SERP ranging from 16 to 28 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan for the indicated periods:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Components of net periodic pension cost
Service cost	$13	$14	$26	$28
Interest cost	24	24	48	48
Amortization of unrecognized gains and losses	4	9	8	18
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$51	$57	$102	$114

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Components of net periodic pension cost
Service cost	$2	$3	$4	$6
Interest cost	8	8	16	16
Amortization of prior service cost	16	16	32	32

Net periodic pension cost	$26	$27	$52	$54

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2007 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006, which is available at the SEC’s website www.sec.gov or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended June 30, 2007, the Company reported a $1.0 million, or 33.2%, decrease in earnings over the same period last year. Although the Company realized an increase to interest income of approximately $852,000 over the same quarter last year, interest expense increased by approximately $1.9 million during the same period. The result was a decrease of $1.1 million in net interest income and a decrease of 28 basis points to the Company’s net interest margin.

During the six months ended June 30, 2007, the Company reported a $1.9 million, or 32.1%, decrease in earnings over the same period last year. The net interest margin for the six months decreased by 32 basis points as interest expense increased by $5.0 million, while interest income increased more moderately by only $2.7 million resulting in a decrease of $2.3 million in net interest income.

The income for the quarter and six months ended June 30, 2007 reflects compression to the net interest margin which is the effect of a sustained inverted yield curve.

The Company is continuing efforts to stabilize the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management expects that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the second quarter of 2007, the Company had approximately $60.0 million of wholesale borrowings maturing with a weighted average rate of 4.00% mature. These borrowings were replaced with borrowings at a weighted average rate of 4.77% and an average maturity of 2.6 years.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (3) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (4) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.0 million for the three months ended June 30, 2007, as compared to net income of $3.0 million for the same period in the prior year. The $1.0 million, or 33.2%, decrease in net income for the quarter ended June 30, 2007, as compared to the same period in the prior year was primarily attributable to decreases in net interest income after provision for loan losses and non-interest income of $1.2 million and $157,000, respectively, and an increase in non-interest expense of $73,000, partially offset by a decrease in provision for income taxes of $387,000.

The Company recorded net income of $3.9 million for the six months ended June 30, 2007, as compared to net income of $5.8 million for the same period in the prior year. The $1.9 million, or 32.1%, decrease in net income for the six months ended June 30, 2007, as compared to the same period in the prior year was primarily attributable to a decrease in net interest income after provision for loan losses of $2.5 million and an increase in non-interest expense of $354,000, partially offset by an increase in non-interest income of $279,000 and a decrease in provision for income taxes of $760,000.

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

Net interest income decreased $1.1 million, or 14.5%, to $6.3 million for the three months ended June 30, 2007, compared to $7.4 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $1.9 million, while interest income increased by $852,000.

Net interest income decreased $2.3 million, or 15.3%, to $12.9 million for the six months ended June 30, 2007, compared to $15.2 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $5.0 million, while interest income increased by $2.7 million.

Interest income. Interest income increased $852,000, or 3.6%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable of $873,000, partially offset by a decrease on interest earned on securities available for sale of $47,000, respectively.

Interest earned on loans receivable increased $873,000, or 10.1%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $41.1 million, or 7.3%, to $605.9 million for the three months ended June 30, 2007 compared to $564.8 million for the same period in the prior year and, to a lesser extent, to an increase in the yield of 15 basis points to 6.33% at June 30, 2007 from 6.18% at June 30, 2006.

Interest earned on securities decreased $47,000, or 0.3%, for the three months ended June 30, 2007, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $32.2, or 2.8%, to $1.1 billion at June 30, 2007 partially offset by an increase in the tax equivalent yield on securities to 5.32% for the three months ended June 30, 2007 from 5.21% for the same period in the prior year. The reduction to the average balance of the securities portfolio is due to the Company’s investment strategy for 2007 which is to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy is intended to reduce the Company’s balance sheet while strengthening its capital position. The Company will continue to purchase a limited blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position.

Interest income increased $2.7 million, or 5.9%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and FHLB stock of $1.8 million, $693,000 and $199,000, respectively.

Interest earned on loans receivable increased $1.8 million, or 10.7%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $44.0 million, or 7.9%, to $601.7 million for the six months ended June 30, 2007 compared to $557.7 million for the same period in the prior year. Additionally, the yield on the loans increased to 6.30% for the period ended June 30, 2007 from 6.15% for the same period in the prior year.

Interest earned on securities increased $693,000, or 2.5%, for the six months ended June 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the yield on the securities to 5.32% for the six months ended June 30, 2007 from 5.17% for the same period in the prior year, partially offset by a decrease in the average balance of securities outstanding of $10.3 million, or 0.9%, to $1.1 billion at June 30, 2007.

These changes are reflected in the quarterly and year to date rate volume reports which depict that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $1.9 million, or 12.0%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $1.3 million, $594,000 and $12,000, respectively.

Interest incurred on deposits increased $1.3 million, or 23.9%, for the three months ended June 30, 2007, compared to the same period in the prior year. This increase is due to an increase in the cost of interest-bearing deposits to 3.52% from 2.92% for the quarters ended June 30, 2007 and 2006, respectively, and to a lesser extent, an increase in the average balance of interest-bearing deposits of $21.2 million, or 2.8%, to $779.4 million for the three months ended June 30, 2007, compared to $758.2 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $594,000 or 6.2%, for the three months ended June 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.78% from 4.41% for the quarters ended June 30, 2007 and 2006, respectively, partially offset by a decrease in the average balance of borrowed funds of $16.8 million, or 1.9%, to $860.2 million for the three months ended June 30, 2007 compared to $877.0 million for the same period in the prior year.

Interest expense increased $5.0 million, or 16.4%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $2.6 million, $2.4 million and $56,000, respectively.

Interest incurred on deposits increased $2.6 million, or 23.7%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the costs of interest-bearing deposits to 3.48% from 2.85% for the six months ended June 30, 2007 and 2006, respectively. Additionally, the average balance of interest-bearing deposits increased $10.7 million, or 1.4%, to $774.1 million for the six months ended June 30, 2007, compared to $763.4 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $2.4 million, or 13.3%, for the six months ended June 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.76% from 4.29% for the six months ended June 30, 2007 and 2006. Additionally, the average balance of borrowed funds increased $17.1 million, or 2.0%, to $873.0 million for the six months ended June 30, 2007 compared to $856.0 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings increased by $56,000 due primarily to an increase in the cost of these funds to 6.79% for the six months ended June 30, 2006 from 6.59% for the same period in the prior year.

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

	Three months ended June 30,
	2007				2006
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$952,410	$12,060	5.07%		$978,540	$12,027	4.92%
Taxable corporate bonds available for sale	50,458	841	6.69%		51,268	750	5.87%
Tax-exempt securities available for sale	114,256	1,283	6.81	%(1)	119,526	1,454	7.37	%(1)

	1,117,124	14,184	5.32	%(1)	1,149,334	14,231	5.21	%(1)

Mortgage loans	447,534	6,918	6.18%		402,931	6,112	6.07%
Other loans	146,672	2,440	6.67%		148,343	2,357	6.37%
Tax-exempt loans	11,680	145	7.55	%(1)	13,489	161	7.26	%(1)

	605,886	9,503	6.33	%(1)	564,763	8,630	6.18	%(1)

Cash equivalents	14,987	89	2.41%		15,014	82	2.19%
FHLB stock	33,269	495	5.97%		35,956	476	5.31%

	48,256	584	4.86%		50,970	558	4.39%

Total interest-earning assets	1,771,266	24,271	5.65	%(1)	1,765,067	23,419	5.50	%(1)
Other noninterest-earning assets	124,220	—	—		117,239	—	—

Total assets	$1,895,486	$24,271	5.28	%(1)	$1,882,306	$23,419	5.16	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$229,789	$476	0.83%		$242,123	$379	0.63%
Time deposits	549,621	6,362	4.64%		516,038	5,139	3.99%

	779,410	6,838	3.52%		758,161	5,518	2.92%

FHLB advances	649,899	7,643	4.72%		725,780	7,844	4.33%
Repurchase Agreements	196,167	2,407	4.92%		134,667	1,574	4.69%
Other borrowings	14,180	196	5.54%		16,571	234	5.66%

	860,246	10,246	4.78%		877,018	9,652	4.41%

Preferred securities- fixed	36,083	528	5.87%		36,083	527	5.86%
Preferred securities- adjustable	15,389	340	8.89%		15,314	329	8.62%

	51,472	868	6.77%		51,397	856	6.68%

Total interest-bearing liabilities	1,691,128	17,952	4.26%		1,686,576	16,026	3.81%
Noninterest-bearing demand deposits	58,653	—	—		57,420	—	—
Other noninterest-bearing liabilities	17,572	—	—		21,298	—	—

Total liabilities	1,767,353	17,952	4.07%		1,765,294	16,026	3.64%
Stockholders’ equity	128,133	—	—		117,012	—	—

Total liabilities and equity	$1,895,486	$17,952	3.80%		$1,882,306	$16,026	3.41%

Net interest income		$6,319				$7,393

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.39	%(1)			1.69	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.58	%(1)			1.86	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Six months ended June 30,
	2007				2006
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$964,314	$24,479	5.08%		$969,641	$23,705	4.89%
Taxable corporate bonds available for sale	50,869	1,634	6.48%		51,266	1,437	5.65%
Tax-exempt securities available for sale	113,063	2,558	6.86	%(1)	117,608	2,836	7.31	%(1)

	1,128,246	28,671	5.32	%(1)	1,138,515	27,978	5.17	%(1)

Mortgage loans	444,389	13,694	6.16%		396,125	11,988	6.05%
Other loans	145,343	4,777	6.63%		147,516	4,630	6.33%
Tax-exempt loans	11,938	284	7.26	%(1)	14,012	319	6.95	%(1)

	601,670	18,755	6.30	%(1)	557,653	16,937	6.15	%(1)

Cash equivalents	13,835	157	2.29%		13,928	155	2.24%
FHLB stock	33,529	1,002	6.03%		34,678	803	4.67%

	47,364	1,159	4.94%		48,606	958	3.97%

Total interest-earning assets	1,777,280	48,585	5.64	%(1)	1,744,774	45,873	5.45	%(1)
Other noninterest-earning assets	125,365	—	—		123,025	—	—

Total assets	$1,902,645	$48,585	5.27	%(1)	$1,867,799	$45,873	5.09	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$224,428	$841	0.76%		$244,477	$758	0.63%
Time deposits	549,692	12,517	4.59%		518,944	10,037	3.90%

	774,120	13,358	3.48%		763,421	10,795	2.85%

FHLB advances	664,672	15,436	4.68%		718,435	15,005	4.21%
Repurchase Agreements	194,083	4,796	4.98%		120,833	2,734	4.56%
Other borrowings	14,284	392	5.53%		16,721	461	5.56%

	873,039	20,624	4.76%		855,989	18,200	4.29%

Preferred securities- fixed	36,083	1,055	5.90%		36,083	1,062	5.94%
Preferred securities- adjustable	15,380	679	8.90%		15,305	616	8.12%

	51,463	1,734	6.79%		51,388	1,678	6.59%

Total interest-bearing liabilities	1,698,622	35,716	4.24%		1,670,798	30,673	3.70%
Noninterest-bearing demand deposits	57,875	—	—		55,208	—	—
Other noninterest-bearing liabilities	17,206	—	—		20,332	—	—

Total liabilities	1,773,703	35,716	4.06%		1,746,338	30,673	3.54%
Stockholders’ equity	128,942	—	—		121,461	—	—

Total liabilities and equity	$1,902,645	$35,716	3.79%		$1,867,799	$30,673	3.31%

Net interest income		$12,869				$15,200

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.40	%(1)			1.75	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.59	%(1)			1.91	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2007 and 2006 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, June 30, 2007 versus 2006 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(404)	$357	$(47)
Loans	641	232	873
Cash equivalents	—	7	7
FHLB stock	(37)	56	19

Total interest-earning assets	200	652	852

Interest expense:
Deposits	158	1,162	1,320
FHLB advances	(859)	658	(201)
Repurchase agreements	751	82	833
Other borrowings	(33)	(5)	(38)
Preferred securities	1	11	12

Total interest-bearing liabilities	18	1,908	1,926

Net interest income	$182	$(1,256)	$(1,074)

	Six months ended, June 30, 2007 versus 2006 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(254)	$947	$693
Loans	1,363	455	1,818
Cash equivalents	(1)	3	2
FHLB stock	(27)	226	199

Total interest-earning assets	1,081	1,631	2,712

Interest expense:
Deposits	153	2,410	2,563
FHLB advances	(1,173)	1,604	431
Repurchase agreements	1,790	272	2,062
Other borrowings	(67)	(2)	(69)

Preferred securities	2	54	56

Total interest-bearing liabilities	705	4,338	5,043

Net interest income	$376	$(2,707)	$(2,331)

Provision for loan losses. The provision for loan losses increased $83,000 to $185,000 for the quarter ended June 30, 2007, compared to a provision for loan losses of $102,000 for the same period last year. The provision for loan losses increased $216,000 to $511,000 for the six months ended June 30, 2007, compared to a provision for loan losses of $295,000 for the same period last year. These provisions were part of the normal operations of the Company for the second quarter and six months of 2007. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The

Company’s total allowance for losses on loans at June 30, 2007 amounted to $5.3 million, or .85% of the Company’s total loan portfolio, as compared to $5.1 million, or .84%, at December 31, 2006. The Company’s allowance for losses on loans as a percentage of non-performing loans was 240.7% and 171.8% at June 30, 2007 and December 31, 2006, respectively.

Non-interest income. Non-interest income decreased $157,000, or 7.5%, for the three months ended June 30, 2007, compared to the same period in the prior year. This decrease can be attributed to decreases in net gain on sale of loans, net realized gain on sale of securities available for sale and other income of $177,000, $115,000 and $98,000, respectively, which was partially offset by an increase in income from real estate joint ventures of $197,000.

Non-interest income increased $279,000, or 8.0%, for the six months ended June 30, 2007, compared to the same period in the prior year. This increase can be attributed to an increase in income from real estate joint ventures of $482,000, partially offset by decreases in net gain on sale of loans and net realized gain on sale of securities available for sale of $170,000 and $115,000, respectively.

Net gain on sale of loans decreased $177,000 for the three months ended June 30, 2007 and $170,000 for the six months ended June 30, 2007. During the periods ended June 30, 2007 the Company has had minimal activity in the sale of loans, as compared to the periods ended June 30, 2006 when the Company sold its credit card portfolio and recognized a gain.

Net realized gain on sales of securities increased $575,000 for the three and six months ended June 30, 2007 compared to the same period in the prior year. The Company realized a gain on the sale of securities as part of the transaction to terminate its cash flow hedge. The gain on sale of securities of approximately $688,000 was used to offset the loss of $690,000 on the sale of the derivatives.

Income from real estate joint ventures increased $197,000, or 45.3%, to $632,000 for the quarter ended June 30, 2007, compared to $435,000 for the same period in the prior year and $482,000, or 80.1%, to $1.1 million for the six months ended June 30, 2007, compared to $602,000 for the same period in the prior year. The Company has a 51% ownership interest in seven of its eight real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or in the land development and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2006. During the first six months of 2007 the Company experienced increased income over the same period last year as sales increased at the joint ventures added during 2006.

Non-interest expense. Non-interest expense increased $73,000, or 1.3%, to $5.9 million for the three months ended June 30, 2007 as compared to $5.8 million for the same period in the prior year. This increase is primarily related to increases in minority interest, data processing and compensation and employee benefits of $111,000, $77,000 and $22,000, respectively, partially offset by decreases in premises and equipment and other expenses of $58,000 and $74,000, respectively.

Non-interest expense increased $354,000, or 3.1%, to $11.9 million for the six months ended June 30, 2007 as compared to $11.6 million for the same period in the prior year. This increase can be attributable to increases in compensation and employee benefits, data processing and minority interest of $44,000, $80,000 and $329,000, respectively, partially offset by decreases in premises and equipment and amortization of intangible assets of $61,000 and $60,000, respectively.

Compensation and employee benefits, which represent the largest component of the Company’s recurring non-interest expense, increased by $22,000, or 0.7%, for the three months ended June 30, 2007 and $44,000, or 0.7%, for the six months ended June 30, 2007. These increases were primarily the result of increases to compensation expense related to normal salary increases between the periods. These increases were partially offset by decreases to expenses related to the Company’s Employee Stock Ownership Plan (ESOP) and Management Recognition Plan (MRP). The average number of full-time equivalent employees stayed relatively stable between the two periods at 250 as of June 30, 2007 compared to an average of 251 for the quarter ended June 30, 2006.

Data processing expenses increased by $77,000, or 18.3%, to $498,000 for the quarter ended June 30, 2007 as compared to $421,000 for the same period in the prior year and by $80,000, or 9.2%, to $953,000 for the six months ended June 30, 2007 as compared to $873,000 for the same period in the prior year. The increases are primarily related to increases in data processing service contracts and fees between the periods.

Premises and equipment decreased $58,000, or 8.8%, to $603,000 for the quarter ended June 30, 2007 as compared to $661,000 for the same period in the prior year and $61,000, or 4.6%, to $1.3 million for the six months ended June 30, 2007. During the six months ended June 30, 2006 the Company incurred additional costs to premises and equipment due primarily to a market value write down of approximately $38,000 that was incurred on the Company’s Springdale office which was subsequently sold.

The minority interest increased $111,000, or 88.8%, to $236,000 for the quarter ended June 30, 2007 as compared to $125,000 for the same period in the prior year and $329,000, or 209.6%, to $486,000 for the six months ended June 30, 2007 as compared to $157,000 for the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s seven joint ventures in which the Company has a 51% ownership. This increase corresponds to the increase in income from joint ventures between the periods.

Amortization of intangible assets decreased $29,000, or 13.9%, for the quarter ended June 30, 2007 as compared to the same period in the prior year and $60,000, or 14.1% for the six months ended June 30, 2007. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Provision for income taxes. The provision for income taxes decreased $387,000, or 72.3%, to $148,000 for the three months ended June 30, 2007, compared to $535,000 for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 6.9% for the quarter ended June 30, 2007 as compared to 15.1% for the same period in the prior year. The provision for income taxes decreased $760,000, or 74.7%, to $257,000 for the six months ended June 30, 2007, compared to $1.0 million for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 6.1% for the six months ended June 30, 2007 as compared to 14.9% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $33.6 million, or 1.8%, to $1.9 billion at June 30, 2007, from $1.9 billion at December 31, 2006. Securities available for sale, loans held for sale, accrued interest receivable, FHLB stock, intangible assets and bank owned life insurance (BOLI) decreased by $53.3 million, $190,000, $244,000, $2.1 million, $379,000 and $92,000, respectively. These decreases were offset by increases to cash and cash equivalents, loans receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment and prepaid expenses and other assets of $4.3 million, $12.4 million, $914,000, $442,000, $964,000 and $3.7 million, respectively. Total liabilities decreased $26.2 million, or 1.5%, to $1.8 billion at June 30, 2007, as compared to $1.8 billion as of December 31, 2006, and stockholders’ equity decreased $7.4 million, or 5.7%, to $121.2 million at June 30, 2007 as compared to $128.5 million at December 31, 2006. The decrease in total liabilities was primarily the result of decreases in borrowed funds of $52.7 million which were partially offset by increases in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $20.5 million, $696,000 and $5.3 million, respectively. The decrease to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive loss of $7.6 million and an increase to treasury stock of $1.4 million, partially offset by an increase to retained earnings of $1.0 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $4.3 million, or 19.1%, to $27.0 million at June 30, 2007 from $22.7 million at December 31, 2006. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase at June 30, 2007 resulted from the deposit of funds from the repayment of approximately $5.0 million of loans to local school districts, partially offset by a decrease of approximately $380,000 resulting from the Company instituting procedures to vault cash.

Securities. The Company’s securities portfolio decreased by $53.3 million, or 4.7%, to $1.1 billion at June 30, 2007. During the six months ended June 30, 2007, the Company recorded purchases of available for sale securities of $57.2 million, consisting of purchases of fixed-rate mortgage backed securities of $13.9 million, adjustable-rate mortgage backed securities of $28.6 million, $14.5 million of municipal bonds and $200,000 of equity securities. Offsetting the purchases of securities were sales of $6.5 million, consisting of sales of municipal bonds of $5.3 million and sales of equity securities of $1.2 million resulting in a gain of $700,000. Also offsetting these purchases were repayments and maturities of securities of $92.4 million during the six months ended June 30, 2007. In addition, there were premium amortizations of $484,000 and the securities portfolio decreased approximately $11.9 million due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy for 2007 is to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy is intended to reduce the Company’s balance sheet while strengthening its capital position. The Company will continue to purchase a limited blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position. During 2007, the Company purchased approximately $57.0 million of securities at various times throughout the period when the ten year treasury bond rose above 4.75%. This strategy is consistent with the Company’s business plan which depicts a de-leveraging strategy as part of the Company’s plan to operate in a sustained inverted yield curve.

The securities portfolio is primarily funded by the Company’s borrowings. In the second quarter of 2007, this wholesale leverage strategy accounted for $1.2 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $7.1 million. For the six months ended June 2007, the wholesale leverage strategy accounted for $2.6 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $14.3 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $12.4 million, or 2.1%, to $602.0 million at June 30, 2007 from $589.6 million at December 31, 2006. Included in this increase were increases in mortgage loans and other loans of $12.4 million, or 2.7% and $1.5 million, or 1.0%, partially offset by an increase in allowance for loan losses, deferred loan fees and loans in process of a combined $1.5 million, or 7.5%, during the six months ended June 30, 2007. During the period the Company had loan originations of approximately $81.0 million and loan repayments of approximately $67.4 million, resulting in the overall growth to the portfolio.

Non-performing assets. Nonperforming assets consist of nonaccrual loans, repossessed automobiles, real estate acquired through foreclosure (REO) and troubled debt restructuring (TDR). A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company does not accrue interest on loans past due 90 days or more.

Non-performing assets amounted to $3.9 million, or 0.21%, of total assets at June 30, 2007 compared to $4.2 million, or 0.22%, of total assets at December 31, 2006. The decrease in non-performing assets of approximately $344,000 is primarily the result of a decrease in the non-accrual loans of $781,000 partially offset by an increase to the REO Balance of $442,000.

FHLB Stock. FHLB stock decreased $2.1 million, or 6.1%, to $32.3 million at June 30, 2007 compared to $34.3 million at December 31, 2006. This decrease is a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment increased $914,000, or 8.1%, to $12.1 million at June 30, 2007 compared to $11.2 million at December 31, 2006. During the second quarter of 2007, the Company completed construction of a branch office in Shenango Township to replace the existing location in a local strip mall. The Company incurred costs of approximately $570,000 in the first six months of 2007 related to this construction. Additionally, the Company had purchases of data processing equipment of approximately

$170,000 for improvements to its core system, regulatory and accounting software. These increases were partially offset by increases to depreciation.

Real Estate Held for Investment. The Company’s real estate held for investment increased by $964,000, or 4.8%, to $20.9 million during the six months ended June 30, 2007. This increase is the result of the addition of a second phase of construction within the Brandy One joint venture, partially offset by sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $379,000, or 11.7%, to $2.9 million at June 30, 2007 from $3.2 million at December 31, 2006. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $715,000, $601,000, $494,000, $413,000 and $847,000 for the years 2007, 2008, 2009, 2010 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $3.7 million, or 21.2%, to $21.2 million at June 30, 2007 from $17.5 million at December 31, 2006. The increase primarily resulted from an increase to the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of $3.7 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $844.2 million, or 48.4%, of the Company’s total funding sources at June 30, 2007. Total deposits increased $20.5 million, or 2.5%, to $844.2 million at June 30, 2007 from $823.6 million at December 31, 2006. Non-interest-bearing deposits increased $2.2 million while interest-bearing demand deposits and time deposits increased $15.6 million and $2.7 million, respectively, during the six months ended June 30, 2007. The increase to interest-bearing demand deposits was primarily related to growth in the Company’s public funds in the second quarter of 2007.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds decreased $52.7 million, or 5.5%, to $898.4 million at June 30, 2007 from $951.2 million at December 31, 2006. FHLB advances decreased $57.3 million, or 8.2%, while other borrowings increased $4.6 million, or 1.8% during the six months ended June 30, 2007. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Stockholders’ equity. Total stockholders’ equity decreased $7.4 million, or 5.7%, to $121.2 million at June 30, 2007, from $128.5 million at December 31, 2006. The decrease to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive loss of $7.6 million and an increase to treasury stock of $1.4 million, partially offset by an increase to retained earnings of $1.0 million.

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

As of June 30, 2007, the implementation of these asset and liability initiatives resulted in the following: (i) $202.8 million or 32.6% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $99.6 million or 30.4% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $326.3 million or 35.7% of the Company’s portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2007, the Company’s interest-earning assets maturing or repricing within one year totaled $462.6 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $888.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $426.3 million or a negative 22.6% of total assets. At June 30, 2007, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 52.0%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

The one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position. In recent years, in addition to utilizing interest rate sensitivity gap analysis, the Company has increased its emphasis on the utilization of interest rate sensitivity simulation analysis to evaluate and manage interest rate risk.

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

Economic Value of Equity (EVE). EVE is the net present value of the Company’s existing assets and liabilities. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, the Company strives to maintain the EVE increase or decrease to no more than approximately 50% of stockholders equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2007 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2007 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - (decrease) increase	(2.44%)	(5.16%)	0.74%	1.96%
Return on average equity - (decrease) increase	(4.82%)	(9.97%)	1.77%	2.73%
Diluted earnings per share - (decrease) increase	(4.82%)	(9.97%)	1.83%	2.82%
EVE - (decrease) increase	(29.21%)	(57.58%)	14.74%	15.86%

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	0.17%	(0.08%)	(1.81%)	(3.98%)
Return on average equity - (decrease)	(0.03%)	(0.62%)	(4.24%)	(9.16%)
Diluted earnings per share - (decrease)	—	(0.55%)	(4.40%)	(9.37%)
EVE - (decrease) increase	(27.69%)	(59.06%)	9.57%	(3.09%)

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $6.4 million during the six months ended June 30, 2007. Net cash provided by operating activities was primarily comprised of net income of $3.9 million.

Funds provided by investing activities totaled $28.2 million during the six months ended June 30, 2007. Primary sources of funds during the period included repayments of securities of $92.4 million, repayments of loans of $67.4 million, redemption of FHLB stock of $7.1 million, proceeds from sale of securities available for sale of $6.5 million and proceeds from real estate held for investment of $4.7 million. These sources were partially offset by uses of $81.0 million for origination of loans, $57.2 million for security purchases, $5.0 million for purchases of FHLB stock, $1.4 million for premises and equipment and $5.6 million for funding of real estate held for investment.

Funds used in financing activities totaled $30.2 million for the six months ended June 30, 2007. The primary uses of funds included repayment of long-term borrowings of $107.3 million, net repayment of short-term borrowings of $75.2 million, payment of dividends of $2.6 million and $2.1 million for the acquisition of treasury stock. These uses were partially offset by sources of $129.8 million from proceeds from long-term borrowings and $20.5 million for the increase in deposits. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended June 30, 2007, the Company incurred $80.0 million in long-term borrowings with a weighted average rate of 4.77% and the Company repaid $60.0 million of long-term borrowings with a weighted average rate of 4.00%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At June 30, 2007, the total approved loan commitments outstanding amounted to $32.1 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $60.7 million and the unadvanced portion of construction loans approximated $18.2 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $436.6 million.

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

On June 20, 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2007, to shareholders of record at the close of business on June 29, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2007 ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.3% and 15.8%, respectively.

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

As of June 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2007	24,516	$11.09	24,516	277,235
May 1-31, 2007	57,750	11.20	57,750	219,485
June 1-30, 2007	48,138	11.14	48,138	171,347

Totals	130,404	$11.16	130,404	171,347

(1)	On March 6, 2006, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the Company’s annual meeting of stockholders, held on April 18, 2007, have been previously reported.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities 31.2 Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date:	August 9, 2007	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date:	August 9, 2007	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer