Form 10-Q
period 2007-09-30
ESB FINANCIAL CORP
filed 2007-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

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

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated file  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2007:

Common Stock, $0.01 par value	12,535,205 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2007 and December 31, 2006 (Unaudited)

(Dollar amounts in thousands)

	September 30, 2007	December 31, 2006
Assets
Cash on hand and in banks	$4,279	$4,777
Interest-earning deposits	33,801	17,811
Federal funds sold	453	113

Cash and cash equivalents	38,533	22,701
Securities available for sale; cost of $1,089,244 and $1,150,555	1,078,251	1,143,924
Loans receivable, net of allowance for loan losses of $5,266 and $5,113	617,720	589,642
Loans held for sale	—	190
Accrued interest receivable	9,805	9,871
Federal Home Loan Bank (FHLB) stock	32,868	34,343
Premises and equipment, net	12,006	11,229
Real estate acquired through foreclosure, net	1,708	1,083
Real estate held for investment	36,219	19,902
Goodwill	41,599	41,599
Intangible assets	2,661	3,231
Bank owned life insurance	27,710	27,525
Prepaid expenses and other assets	18,808	17,482

Total assets	$1,917,888	$1,922,722

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$843,351	$823,644
FHLB advances	670,508	698,232
Repurchase agreements	182,000	187,000
Other borrowings	13,751	14,477
Junior subordinated notes	51,501	51,444
Advance payments by borrowers for taxes and insurance	1,352	2,427
Accounts payable for land development	14,423	3,457
Accrued expenses and other liabilities	15,103	13,506

Total liabilities	1,791,989	1,794,187

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,806,812 and 13,806,812 shares issued; 12,577,738 and 12,852,705 shares outstanding	138	138
Additional paid-in capital	100,889	100,847
Treasury stock, at cost; 1,229,074 and 954,107 shares	(14,942)	(12,126)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,802)	(3,512)
Unvested shares held by Management Recognition Plan (MRP)	(149)	(186)
Retained earnings	50,489	48,626
Accumulated other comprehensive loss, net	(7,724)	(5,252)

Total stockholders’ equity	125,899	128,535

Total liabilities and stockholders’ equity	$1,917,888	$1,922,722

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$9,685	$9,077	$28,440	$26,014
Taxable securities available for sale	13,059	13,288	39,172	38,430
Tax free securities available for sale	1,201	1,272	3,759	4,108
FHLB stock	493	456	1,495	1,259
Deposits with banks and federal funds sold	114	111	271	266

Total interest income	24,552	24,204	73,137	70,077

Interest expense:
Deposits	7,168	6,061	20,526	16,856
Borrowed funds	10,395	10,267	31,019	28,467
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	874	874	2,608	2,552

Total interest expense	18,437	17,202	54,153	47,875

Net interest income	6,115	7,002	18,984	22,202
Provision for loan losses	156	274	667	569

Net interest income after provision for loan losses	5,959	6,728	18,317	21,633

Noninterest income:
Fees and service charges	1,038	963	2,845	2,778
Net gain on sale of loans	—	2	7	179
Increase of cash surrender value of bank owned life insurance	276	254	815	748
Net realized gain on sale of securities available for sale	28	367	716	480
Net realized loss on sale of derivatives	—	—	(690)	—
Income from real estate joint ventures	607	843	1,691	1,446
Other	134	97	457	373

Total noninterest income	2,083	2,526	5,841	6,004

Noninterest expense:
Compensation and employee benefits	3,296	3,315	10,053	10,028
Premises and equipment	598	596	1,852	1,911
Federal deposit insurance premiums	24	26	74	79
Data processing	471	428	1,424	1,301
Amortization of intangible assets	179	208	544	632
Minority interest	215	316	701	474
Advertising	118	114	335	342
Other	994	1,001	2,828	2,798

Total noninterest expense	5,895	6,004	17,811	17,565

Income before income taxes	2,147	3,250	6,347	10,072
Provision for income taxes	116	515	373	1,532

Net income	$2,031	$2,735	$5,974	$8,540

Net income per share
Basic	$0.16	$0.22	$0.48	$0.67
Diluted	$0.16	$0.21	$0.47	$0.66
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	12,372,070	12,633,592	12,456,352	12,688,894
Weighted average shares and share equivalents outstanding	12,480,900	12,808,773	12,588,430	12,876,864

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2007 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) net of tax	Total stockholders’ equity
Balance at January 1, 2007	$138	$100,847	$(12,126)	$(3,512)	$(186)	$48,626	$(5,252)	$128,535

Comprehensive results:
Net income	—	—	—	—	—	5,974	—	5,974
Other comprehensive results, net	—	—	—	—	—	—	(1,999)	(1,999)
Reclassification adjustment	—	—	—	—	—	—	(473)	(473)

Total comprehensive results	—	—	—	—	—	5,974	(2,472)	3,502
Cash dividends at $0.30 per share	—	—	—	—	—	(3,715)	—	(3,715)
Purchase of treasury stock, at cost (328,080 shares)	—	—	(3,501)	—	—	—	—	(3,501)
Reissuance of treasury stock for stock option exercises (53,113 shares)	—	—	685	—	—	(396)	—	289
Release of ESOP shares	—	(13)	—	710	—	—	—	697
Tax effect of compensatory stock options	—	55	—	—	—	—	—	55
Accrued compensation expense MRP	—	—	—	—	37	—	—	37

Balance at September 30, 2007	$138	$100,889	$(14,942)	$(2,802)	$(149)	$50,489	$(7,724)	$125,899

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net income	$5,974	$8,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	771	778
Provision for loan losses	667	569
Amortization of premiums and accretion of discounts	1,559	1,698
Origination of loans available for sale	(193)	(315)
Proceeds from sale of loans available for sale	383	103
Gain on sale of securities available for sale	(735)	(480)
Gain on sale of loans available for sale	(7)	(9)
Loss on sale of derivatives	690	—
Amortization of intangible assets	570	662
Compensation expense on ESOP and MRP	734	834
Decrease in accrued interest receivable	66	20
Decrease (increase) in prepaid expenses and other assets	494	(519)
Increase (decrease) in accrued expenses and other liabilities	907	(984)
Other	(1,579)	(1,189)

Net cash provided by operating activities	10,301	9,708

Investing activities:
Loan originations	(127,150)	(146,079)
Purchases of:
Securities available for sale	(147,139)	(242,505)
FHLB stock	(8,801)	(8,549)
Premises and equipment	(1,558)	(848)
Principal repayments of:
Loans receivable	97,058	94,350
Securities available for sale	131,529	142,768
Proceeds from the sale of:
Securities available for sale	76,973	73,900
Loans	—	2,228
Real estate acquired through foreclosure	123	1,156
Proceeds from bank owned life insurance	365	—
Redemption of FHLB stock	10,276	6,244
Funding of real estate held for investment	(17,053)	(5,848)
Proceeds from real estate held for investment	11,702	8,382

Net cash provided by (used in) investing activities	26,325	(74,801)

Financing activities:
Net increase (decrease) in deposits	19,707	(8,013)
Proceeds from long-term borrowings	229,764	241,177
Repayments of long-term borrowings	(162,567)	(136,946)
Net decrease in short-term borrowings	(100,647)	(30,795)
Proceeds received from exercise of stock options	289	160
Dividends paid	(3,839)	(3,937)
Payments to acquire treasury stock	(3,501)	(3,595)

Net cash (used in) provided by financing activities	(20,794)	58,051

Net increase (decrease) in cash equivalents	15,832	(7,042)
Cash equivalents at beginning of period	22,701	28,215

Cash equivalents at end of period	$38,533	$21,173

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2007 and 2006 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2007	2006
Supplemental information:

Interest paid	$54,971	$49,314
Income taxes paid	1,017	1,463

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	477	1,222
Dividends declared but not paid	1,258	1,259

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in nine real estate joint ventures, eight of which are 51% owned by AMSCO and the Bank has provided all development and construction financing. These eight joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

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

The results of operations for the three and nine month periods ended September 30, 2007 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2007, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

The Company adopted SFAS No. 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare the SFAS No. 123 pro-forma disclosures.

During the nine months ended September 30, 2007, the Company recorded approximately $87,000 in compensation expense and a tax benefit of $8,100 related to our share-based compensation awards that are expected to vest in 2007. As of September 30, 2007, there was approximately $181,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as operating cash flows. During the quarter ended September 30, 2007 there were no excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

Prior to adopting SFAS No. 123R, the Company accounted for share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, the Company did not record compensation expense for employee share options, unless the awards were modified, because the share options were granted with exercise prices equal to or greater that the fair value of our stock on the date of the grant. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2006. There were no options issued during the three months ended September 30, 2006.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $30,000 and $75,000 at September 30, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $17,500 and $28,750 at September 30, 2007 and December 31, 2006, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of September 30, 2007:
Trust preferred securities	$500	$—	$—	$500
Municipal securities	104,348	1,716	(248)	105,816
Equity securities	916	57	(84)	889
Corporate bonds	59,383	94	(4,079)	55,398
Mortgage-backed securities	924,097	3,010	(11,459)	915,648

	$1,089,244	$4,877	$(15,870)	$1,078,251

December 31, 2006:
Trust Preferred securities	$500	$—	$(3)	$497
Municipal securities	109,817	4,094	(13)	113,898
Equity securities	1,555	542	(8)	2,089
Corporate bonds	65,097	131	(1,294)	63,934
Mortgage-backed securities	973,586	2,503	(12,583)	963,506

	$1,150,555	$7,270	$(13,901)	$1,143,924

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

As of September 30, 2007

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Municipal securities	21	$19,746	$231	5	$3,426	$17	26	$23,172	$248
Equity Securities	1	144	61	1	164	23	2	308	84
Corporate bonds	—	—	—	8	39,760	4,079	8	39,760	4,079
Mortgage-backed securities	14	57,921	196	170	517,722	11,263	184	575,643	11,459

	36	$77,811	$488	184	$561,072	$15,382	220	$638,883	$15,870

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

As of December 31, 2006

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$497	$3	1	$497	$3
Municipal securities	3	2,424	5	2	1,507	8	5	3,931	13
Equity Securities	—	—	—	1	197	8	1	197	8
Corporate bonds	1	2,500	—	8	42,536	1,294	9	45,036	1,294
Mortgage-backed securities	22	70,457	184	172	572,807	12,399	194	643,264	12,583

	26	$75,381	$189	184	$617,544	$13,712	210	$692,925	$13,901

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2007	December 31, 2006
Mortgage loans:
Residential - single family	$304,288	$281,017
Residential - multi family	33,368	34,382
Commercial real estate	80,314	82,019
Construction	52,479	58,504

Subtotal mortgage loans	470,449	455,922

Other loans:
Consumer loans
Home equity loans	68,113	66,977
Dealer auto and RV loans	52,377	52,449
Other loans	11,862	12,987
Commercial business	31,239	20,620

Subtotal other loans	163,591	153,033

Total Loans	634,040	608,955

Less:
Allowance for loan losses	5,266	5,113
Deferred loan fees and net discounts	(2,676)	(2,709)
Loans in process	13,730	16,909

	$617,720	$589,642

Loans held for sale

Mortgage loans:
Residential - single family	$—	$190

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2007	$5,113
Provision for loan losses	667
Charge offs	(642)
Recoveries	128

Balance, September 30, 2007	$5,266

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2007		December 31, 2006
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$57,738	6.8%	$54,906	6.7%
NOW account deposits	93,872	11.1%	82,204	10.0%
Money Market deposits	28,133	3.3%	33,007	4.0%
Passbook account deposits	100,875	12.0%	105,009	12.7%
Time deposits	562,733	66.8%	548,518	66.6%

	$843,351	100.0%	$823,644	100.0%

Time deposits mature as follows:

Within one year	$441,672	52.4%	$430,405	52.2%
After one year through two years	71,791	8.5%	75,719	9.2%
After two years through three years	41,920	5.0%	31,049	3.8%
After three years through four years	3,462	0.4%	5,695	0.7%
After four years through five years	2,594	0.3%	4,164	0.5%
Thereafter	1,294	0.2%	1,486	0.2%

	$562,733	66.8%	$548,518	66.6%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2007		December 31, 2006
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.14%	$243,711	4.04%	$269,361
Due beyond 12 months but within 2 years	5.14%	211,357	4.41%	227,070
Due beyond 2 years but within 3 years	5.02%	205,393	5.24%	181,750
Due beyond 3 years but within 4 years	5.56%	10,000	6.09%	20,000
Due beyond 5 years	1.00%	47	1.00%	51

		$670,508		$698,232

Repurchase agreements:
Due within 12 months	4.85%	$77,000	4.98%	$67,000
Due beyond 12 months but within 2 years	5.15%	70,000	4.77%	70,000
Due beyond 2 years but within 3 years	5.02%	10,000	5.16%	50,000
Due beyond 5 years	4.28%	25,000	—	—

		$182,000		$187,000

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	945	5.25%	945
Due beyond 3 years but within 4 years	5.25%	236	5.25%	945

		$3,071		$3,780

Corporate borrowings
Due within 12 months	5.55%	$1,500	5.55%	$1,500
Due beyond 12 months but within 2 years	5.55%	9,000	5.55%	9,000

		$10,500		$10,500

Treasury tax and loan note payable	4.75%	$180	5.25%	$197

Junior subordinated notes
Due beyond 5 years	6.81%	51,501	6.73%	51,444

Included in the $670.5 million of FHLB advances at September 30, 2007 is approximately $45.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the borrowing and replace it with fixed rate funding.

Included in the $182.0 million of repurchase agreements (REPO) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter, the counterparty has the right to terminate the transaction.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in footnote two.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net income	$2,031	$2,735
Weighted-average common shares outstanding	12,372	12,634

Basic earnings per share	$0.16	$0.22

Weighted-average common shares outstanding	12,372	12,634
Common stock equivalents due to effect of stock options	109	175

Total weighted-average common shares and equivalents	12,481	12,809

Diluted earnings per share	$0.16	$0.21

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income	$5,974	$8,540
Weighted-average common shares outstanding	12,456	12,689

Basic earnings per share	$0.48	$0.67

Weighted-average common shares outstanding	12,456	12,689
Common stock equivalents due to effect of stock options	132	188

Total weighted-average common shares and equivalents	12,588	12,877

Diluted earnings per share	$0.47	$0.66

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 320,773 and 410,449 at September 30, 2007 and September 30, 2006, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 97,092 shares at $10.83 per diluted share expiring November 2012, 85,010 shares at $15.35 per diluted share expiring November 2013, 88,740 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015, 16,860 shares at $12.40 per diluted share expiring May 2015 and 94,480 shares at $10.75 per diluted share, expiring November 2016, were outstanding as of September 30, 2007 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net Income:	$2,031	$2,735
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $2,566 in 2007 and $7,539 in 2006.	4,983	14,634
Net securities gains reclassified into earnings, net of tax benefit of $9 in 2007 and $124 in 2006.	(19)	(242)
Pension and postretirement amortization, net of tax expense of $47	91	—
Fair value adjustment on derivatives, net of tax (benefit) of ($134) in 2006	—	(261)

Other comprehensive income - net of tax	5,055	14,131

Comprehensive income	$7,086	$16,866

(Dollar amounts in thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Income:	$5,974	$8,540
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of ($1,459) in 2007 and $8 in 2006	(2,784)	16
Net securities gains reclassified into earnings, net of tax benefit of $243 in 2007 and $38 in 2006.	(473)	(75)
Pension and postretirement amortization, net of tax expense of $47	91	—
Fair value adjustment on derivatives, net of tax expense (benefit) of $358 in 2007 and ( $15) 2006	694	(29)

Other comprehensive loss - net of tax	(2,472)	(88)

Comprehensive Income	$3,502	$8,452

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2007, the participants in the plan had credited service under the SERP ranging from 16 to 28 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2007:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Components of net periodic pension cost
Service cost	$13	$14	$39	$42
Interest cost	24	24	72	72
Amortization of unrecognized gains and losses	4	8	12	24
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$51	$56	$153	$168

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Components of net periodic pension cost
Service cost	$2	$3	$6	$9
Interest cost	8	8	24	24
Amortization of prior service cost	16	16	48	48

Net periodic pension cost	$26	$27	$78	$81

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2007 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania Corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended September 30, 2007, the Company reported a $704,000, or 25.7%, decrease in earnings over the same period last year. Although the Company realized an increase to interest income of approximately $348,000 over the same quarter last year, interest expense increased by approximately $1.2 million during the same period. The result was a decrease of 18 basis points to the Company’s net interest margin.

During the nine months ended September 30, 2007, the Company reported a $2.6 million, or 30.0%, decrease in earnings over the same period last year. The net interest margin for the nine months decreased by 27 basis points as interest expense increased by $6.3 million, while interest income increased more moderately by only $3.1 million.

The decrease in income for the quarter and nine months ended September 30, 2007 reflects compression to the net interest margin which is the effect of the inverted yield curve which has existed for the greater portion of 2007.

The Company is continuing efforts to stabilize the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings and as part of its interest rate risk strategy, continues to pursue the policy of locking in mid-term advances during periods of rising interest rates. Management expects that if rates continue to rise at a measured pace, the Company’s wholesale borrowings cost will rise accordingly and possibly cause additional compression to the net interest margin. During the third quarter of 2007, the Company had approximately $55.0 million of wholesale borrowings maturing with a weighted average rate of 3.80% mature. These borrowings were replaced with borrowings at a weighted average rate of 4.85% and an average maturity of 2.7 years.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.0 million for the three months ended September 30, 2007, as compared to net income of $2.7 million for the same period in the prior year. The $704,000, or 25.7%, decrease in net income for the quarter ended September 30, 2007, as compared to the same period in the prior year was primarily attributable to decreases in net interest income after provision for loan losses and non-interest income of $769,000 and $443,000, respectively, partially offset by decreases in non-interest expense and provision for income taxes of $109,000 and $399,000, respectively.

The Company recorded net income of $6.0 million for the nine months ended September 30, 2007, as compared to net income of $8.5 million for the same period in the prior year. The $2.6 million, or 30.0%, decrease in net income for the nine months ended September 30, 2007, as compared to the same period in the prior year was primarily attributable to decreases in net interest income after provision for loan losses and non-interest income of $3.3 million and $163,000, respectively, and an increase in non-interest expense of $246,000, partially offset by a decrease in provision for income taxes of $1.2 million.

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

Net interest income decreased $887,000, or 12.7%, to $6.1 million for the three months ended September 30, 2007, compared to $7.0 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $1.2 million, while interest income only increased by $348,000.

Net interest income decreased $3.2 million, or 14.5%, to $19.0 million for the nine months ended September 30, 2007, compared to $22.2 million for the same period in the prior year. This decrease in net interest income is the result of interest expense increasing by $6.3 million, while interest income only increased by $3.1 million.

Interest income. Interest income increased $348,000, or 1.4%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable of $608,000, partially offset by a decrease on interest earned on securities available for sale of $300,000.

Interest earned on loans receivable increased $608,000, or 6.7%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $32.4 million, or 5.6%, to $614.6 million for the three months ended September 30, 2007 compared to $582.1 million for the same period in the prior year and, to a lesser extent, to an increase in the yield of 7 basis points to 6.34% at September 30, 2007 from 6.27% at September 30, 2006.

Interest earned on securities decreased $300,000, or 2.1%, for the three months ended September 30, 2007, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $52.4, or 4.5%, to $1.1 billion at September 30, 2007, partially offset by an increase in the tax equivalent yield on securities to 5.40% for the three months ended September 30, 2007 from 5.27% for the same period in the prior year. The reduction to the average balance of the securities portfolio is due to the Company’s investment strategy for 2007 which is to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy is intended to reduce the Company’s balance sheet while strengthening its capital position. The Company will continue to purchase a limited blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position.

Interest income increased $3.1 million, or 4.4%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on loans receivable, securities available for sale and FHLB stock of $2.4 million, $393,000 and $236,000, respectively.

Interest earned on loans receivable increased $2.4 million, or 9.3%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $40.2 million, or 7.1%, to $606.0 million for the nine months ended September 30, 2007 compared to $565.8 million for the same period in the prior year. Additionally, the yield on the loans increased to 6.31% for the period ended September 30, 2007 from 6.19% for the same period in the prior year.

Interest earned on securities increased $393,000, or 0.9%, for the nine months ended September 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the yield on the securities to 5.35% for the nine months ended September 30, 2007 from 5.21% for the same period in the prior year, partially offset by a decrease in the average balance of securities outstanding of $24.3 million, or 2.1%, to $1.1 billion at September 30, 2007.

These changes are reflected in the quarterly and year to date rate volume reports presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense increased $1.2 million, or 7.2%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits and borrowed funds of $1.1 million and $128,000, respectively.

Interest incurred on deposits increased $1.1 million, or 18.3%, for the three months ended September 30, 2007, compared to the same period in the prior year. This increase is due to an increase in the cost of interest-bearing deposits to 3.61% from 3.16% for the quarters ended September 30, 2007 and 2006, respectively, and to a lesser extent, an increase in the average balance of interest-bearing deposits of $26.2 million, or 3.4%, to $787.8 million for the three months ended September 30, 2007, compared to $761.6 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $128,000 or 1.2%, for the three months ended September 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.84% from 4.57% for the quarters ended September 30, 2007 and 2006, respectively, partially offset by a decrease in the average balance of borrowed funds of $40.8 million, or 4.6%, to $851.4 million for the three months ended September 30, 2007 compared to $892.2 million for the same period in the prior year.

Interest expense increased $6.3 million, or 13.1%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase in interest expense can be attributed to increases in interest incurred on deposits, borrowed funds and junior subordinated notes related to trust preferred securities, of $3.7 million, $2.6 million and $56,000, respectively.

Interest incurred on deposits increased $3.7 million, or 21.8%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase was primarily attributable to an increase in the costs of interest-bearing deposits to 3.52% from 2.95% for the nine months ended September 30, 2007 and 2006, respectively. Additionally, the average balance of interest-bearing deposits increased $15.9 million, or 2.1%, to $778.7 million for the nine months ended September 30, 2007, compared to $762.8 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, increased $2.6 million, or 9.0%, for the nine months ended September 30, 2007 compared to the same period in the prior year. This increase was primarily attributable to an increase in the cost of these funds to 4.79% from 4.38% for the nine months ended September 30, 2007 and 2006. Partially offset by a decrease in the average balance of borrowed funds of $2.2 million, or 0.3%, to $865.8 million for the nine months ended September 30, 2007 compared to $868.0 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings increased by $56,000 due primarily to an increase in the cost of these funds to 6.77% for the nine months ended September 30, 2007 from 6.62% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2007				2006
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$950,542	$12,326	5.19%		$994,355	$12,476	5.02%
Taxable corporate bonds available for sale	46,337	733	6.28%		51,272	812	6.28%
Tax-exempt securities available for sale	104,580	1,201	6.96	% (1)	108,258	1,272	7.12	% (1)

	1,101,459	14,260	5.40	% (1)	1,153,885	14,560	5.27	% (1)

Mortgage loans	452,818	6,990	6.17%		422,570	6,496	6.15%
Other loans	150,622	2,551	6.72%		148,286	2,443	6.54%
Tax-exempt loans	11,111	144	7.78	% (1)	11,269	138	7.36	% (1)

	614,551	9,685	6.34	% (1)	582,125	9,077	6.27	% (1)

Cash equivalents	19,536	114	2.32%		16,448	111	2.68%
FHLB stock	32,964	493	5.93%		34,638	456	5.22%

	52,500	607	4.59%		51,086	567	4.40%

Total interest-earning assets	1,768,510	24,552	5.70	% (1)	1,787,096	24,204	5.57	% (1)
Other noninterest-earning assets	124,980	—	—		119,321	—	—

Total assets	$1,893,490	$24,552	5.33	% (1)	$1,906,417	$24,204	5.22	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$227,064	$488	0.85%		$231,821	$365	0.62%
Time deposits	560,695	6,680	4.73%		529,741	5,696	4.27%

	787,759	7,168	3.61%		761,562	6,061	3.16%

FHLB advances	653,737	7,906	4.80%		691,486	7,737	4.44%
Repurchase Agreements	183,667	2,295	4.96%		176,833	2,153	4.83%
Other borrowings	13,946	194	5.52%		23,842	377	6.27%

	851,350	10,395	4.84%		892,161	10,267	4.57%

Preferred securities- fixed	36,083	528	5.81%		36,083	528	5.81%
Preferred securities- adjustable	15,408	346	8.91%		15,333	346	8.95%

	51,491	874	6.73%		51,416	874	6.80%

Total interest-bearing liabilities	1,690,600	18,437	4.33%		1,705,139	17,202	4.00%

Noninterest-bearing demand deposits	60,006	—	—		58,678	—	—
Other noninterest-bearing liabilities	19,415	—	—		20,768	—	—

Total liabilities	1,770,021	18,437	4.13%		1,784,585	17,202	3.82%
Stockholders’ equity	123,469	—	—		121,832	—	—

Total liabilities and equity	$1,893,490	$18,437	3.86%		$1,906,417	$17,202	3.58%

Net interest income		$6,115				$7,002

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.37	% (1)			1.57	% (1)

Net interest margin ( net interest income as a percentage of average interest-earning assets)			1.57	% (1)			1.75	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Dollar amounts in thousands)	Nine months ended September 30,
	2007				2006
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$959,723	$36,806	5.11%		$977,879	$36,181	4.93%
Taxable corporate bonds available for sale	49,358	2,366	6.41%		51,268	2,249	5.87%
Tax-exempt securities available for sale	110,235	3,759	6.89	% (1)	114,491	4,108	7.25	% (1)

	1,119,316	42,931	5.35	% (1)	1,143,638	42,538	5.21	% (1)

Mortgage loans	447,199	20,684	6.17%		404,940	18,484	6.09%
Other loans	147,102	7,328	6.66%		147,773	7,073	6.40%
Tax-exempt loans	11,662	428	7.43	% (1)	13,098	457	7.06	% (1)

	605,963	28,440	6.31	% (1)	565,811	26,014	6.19	% (1)

Cash equivalents	15,735	271	2.30%		14,768	266	2.41%
FHLB stock	33,341	1,495	6.00%		34,665	1,259	4.86%

	49,076	1,766	4.81%		49,433	1,525	4.12%

Total interest-earning assets	1,774,355	73,137	5.66	% (1)	1,758,882	70,077	5.49	% (1)
Other noninterest-earning assets	125,238	—	—		121,790	—	—

Total assets	$1,899,593	$73,137	5.29	% (1)	$1,880,672	$70,077	5.14	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$225,307	$1,328	0.79%		$240,259	$1,122	0.62%
Time deposits	553,360	19,198	4.64%		522,543	15,734	4.03%

	778,667	20,526	3.52%		762,802	16,856	2.95%

FHLB advances	661,027	23,342	4.72%		709,452	22,741	4.29%
Repurchase Agreements	190,611	7,091	4.97%		139,500	4,887	4.68%
Other borrowings	14,172	586	5.53%		19,094	839	5.87%

	865,810	31,019	4.79%		868,046	28,467	4.38%

Preferred securities- fixed	36,083	1,583	5.87%		36,083	1,590	5.89%
Preferred securities- adjustable	15,389	1,025	8.91%		15,314	962	8.40%

	51,472	2,608	6.77%		51,397	2,552	6.62%

Total interest-bearing liabilities	1,695,949	54,153	4.27%		1,682,245	47,875	3.80%

Noninterest-bearing demand deposits	58,585	—	—		56,364	—	—
Other noninterest-bearing liabilities	17,941	—	—		20,478	—	—

Total liabilities	1,772,475	54,153	4.08%		1,759,087	47,875	3.64%
Stockholders’ equity	127,118	—	—		121,585	—	—

Total liabilities and equity	$1,899,593	$54,153	3.81%		$1,880,672	$47,875	3.40%

Net interest income		$18,984				$22,202

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.39	% (1)			1.69	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.58	% (1)			1.85	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2007 and 2006 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, September 30, 2007 versus 2006 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(672)	$372	$(300)
Loans	510	98	608
Cash equivalents	19	(16)	3
FHLB stock	(23)	60	37

Total interest-earning assets	(166)	514	348

Interest expense:
Deposits	214	893	1,107
FHLB advances	(436)	605	169
Repurchase agreements	85	57	142
Other borrowings	(142)	(41)	(183)
Preferred securities	1	(1)	—

Total interest-bearing liabilities	(278)	1,513	1,235

Net interest income	$112	$(999)	$(887)

(Dollar amounts in thousands)	Nine months ended, September 30, 2007 versus 2006 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(916)	$1,309	$393
Loans	1,876	550	2,426
Cash equivalents	17	(12)	5
FHLB stock	(50)	286	236

Total interest-earning assets	927	2,133	3,060

Interest expense:
Deposits	357	3,313	3,670
FHLB advances	(1,616)	2,217	601
Repurchase agreements	1,885	319	2,204
Other borrowings	(206)	(47)	(253)
Preferred securities	4	52	56

Total interest-bearing liabilities	424	5,854	6,278

Net interest income	$503	$(3,721)	$(3,218)

Provision for loan losses. The provision for loan losses decreased $118,000 to $156,000 for the quarter ended September 30, 2007, compared to a provision for loan losses of $274,000 for the same period last year. The provision for loan losses increased $98,000 to $667,000 for the nine months ended September 30, 2007, compared to a provision for loan losses of $569,000 for the same period last year. These provisions were part of the normal operations of the Company for the third quarter and nine months of 2007. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2007 amounted to $5.3 million, or .83% of the Company’s total loan portfolio, as compared to $5.1 million, or .84%, at December 31, 2006. The Company’s allowance for losses on loans as a percentage of non-performing loans was 273.1% and 171.8% at September 30, 2007 and December 31, 2006, respectively.

Non-interest income. Non-interest income decreased $443,000, or 17.5%, for the three months ended September 30, 2007, compared to the same period in the prior year. This decrease can be attributed to decreases in net realized gain on sale of securities available for sale and income from real estate joint ventures of $339,000 and $236,000, respectively, which was partially offset by increases in fees and service charges, cash surrender of bank owned life insurance and other income of $75,000, $22,000 and $37,000, respectively.

Non-interest income decreased $163,000, or 2.7%, for the nine months ended September 30, 2007, compared to the same period in the prior year. This decrease can be attributed to a decrease in net gain on sale of loans of $172,000 and an increase in net realized loss on sale of derivatives of $690,000 partially offset by increases in fees and service charges, cash surrender value of bank owned life insurance, net realized gain on sale of securities, income from real estate joint ventures and other income of $67,000, $67,000, $236,000, $245,000 and $84,000, respectively.

Fees and services charges increased $75,000, or 7.8%, for the three months ended September 30, 2007 and $67,000, or 2.4%, for the nine months ended September 30, 2007 when compared to the same periods in the prior year. These increases can be attributed to increases in fees on NOW accounts due to the Company’s overdraft protection program, partially offset by decreases to service fees on ATM’s.

Net gain on sale of loans decreased $172,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Company has had minimal activity in the sale of loans, as compared to the nine months ended September 30, 2006 when the Company sold its credit card portfolio and recognized a gain.

Net realized gain on sales of securities decreased $339,000 for the three months ended September 30, 2007 and increased $236,000 for the nine months ended September 30, 2007 when compared to the same periods in the prior year. The Company realized a gain on the sale of securities as part of the transaction to terminate its cash flow hedge. The gain on sale of securities of approximately $688,000 was used to offset the loss of $690,000 on the sale of the derivatives.

Income from real estate joint ventures decreased $236,000, or 28.0%, to $607,000 for the quarter ended September 30, 2007, compared to $843,000 for the same period in the prior year and increased $245,000, or 16.9%, to $1.7 million for the nine months ended September 30, 2007, compared to $1.4 million for the same period in the prior year. The Company has a 51% ownership interest in eight of its nine real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2006. During the first six months of 2007 the Company experienced increased income over the same period last year as sales increased at the joint ventures added during 2006, however experienced a decline in these sales during the third quarter of 2007 as compared to the same quarter last year.

Non-interest expense. Non-interest expense decreased $109,000, or 1.8%, to $5.9 million for the three months ended September 30, 2007 as compared to $6.0 million for the same period in the prior year. This decrease is primarily related to decreases in amortization of intangible assets and minority interest of $29,000 and $101,000, respectively, partially offset by increases in data processing of $43,000.

Non-interest expense increased $246,000, or 1.4%, to $17.8 million for the nine months ended September 30, 2007 as compared to $17.6 million for the same period in the prior year. This increase can be attributable to increases in data processing, minority interest and other expense of $123,000, $227,000 and $30,000, respectively, partially offset by decreases in premises and equipment and amortization of intangible assets of $59,000 and $88,000, respectively.

Data processing expenses increased by $43,000, or 10.0%, to $471,000 for the quarter ended September 30, 2007 as compared to $428,000 for the same period in the prior year and by $123,000, or 9.5%, to $1.4 million for the nine months ended September 30, 2007 as compared to $1.3 million for the same period in the prior year. The increases are primarily related to increases in data processing service contracts and fees between the periods.

Premises and equipment decreased $59,000, or 3.1%, to $1.9 million for the nine months ended September 30, 2007. During 2006 the Company incurred additional costs to premises and equipment due primarily to a market value write down of approximately $38,000 that was incurred on the Company’s Springdale office which was subsequently sold.

The minority interest decreased $101,000, or 32.0%, to $215,000 for the quarter ended September 30, 2007 as compared to $316,000 for the same period in the prior year and increased $227,000, or 47.9%, to $701,000 for the nine months ended September 30, 2007 as compared to $474,000 for the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s eight joint ventures in which the Company has a 51% ownership. This changes correspond to the decreases for the quarter and increases for the year to date in income from joint ventures between the periods.

Amortization of intangible assets decreased $29,000, or 13.9%, for the quarter ended September 30, 2007 as compared to the same period in the prior year and $88,000, or 13.9% for the nine months ended September 30, 2007. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Provision for income taxes. The provision for income taxes decreased $399,000, or 77.5%, to $116,000 for the three months ended September 30, 2007, compared to $515,000 for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 5.4% for the quarter ended September 30, 2007 as compared to 15.8% for the same period in the prior year. The provision for income taxes decreased $1.2 million, or 75.7%, to $373,000 for the nine months ended September 30, 2007, compared to $1.5 million for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the periods and reflects an effective tax rate of 5.9% for the nine months ended September 30, 2007 as compared to 15.2% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $4.8 million, or 0.3%, to $1.9 billion at September 30, 2007, from $1.9 billion at December 31, 2006. Securities available for sale, loans held for sale, accrued interest receivable, FHLB stock and intangible assets decreased by $65.7 million, $190,000, $66,000, $1.5 million, and $570,000, respectively. These decreases were offset by increases to cash and cash equivalents, loans receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment, prepaid expenses and other assets and bank owned life insurance (BOLI) of $15.8 million, $28.1 million, $777,000, $625,000, $16.3 million, $1.3 million and $185,000, respectively. Total liabilities decreased $2.2 million, or 0.1%, to $1.8 billion at September 30, 2007, as compared to $1.8 billion as of December 31, 2006, and stockholders’ equity decreased $2.6 million, or 2.1%, to $125.9 million at September 30, 2007 as compared to $128.5 million at December 31, 2006. The decrease in total liabilities was primarily the result of decreases in borrowed funds and advance payments by borrowers for taxes and insurance of $33.4 million and $1.1 million, respectively, which were partially offset by increases in deposits and accrued expenses and other liabilities of $19.7 million and $12.6 million, respectively. The decrease to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive loss of $2.5 million and an increase to treasury stock of $2.8 million, partially offset by an increase to retained earnings of $1.9 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $15.8 million, or 69.7%, to $38.5 million at September 30, 2007 from $22.7 million at December 31, 2006. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $65.7 million, or 5.7%, to $1.1 billion at September 30, 2007. During the nine months ended September 30, 2007, the Company recorded purchases of available for sale securities of $147.1 million, consisting of purchases of fixed-rate mortgage backed securities of $51.8 million, adjustable-rate mortgage backed securities of $71.0 million, $20.3 million of municipal bonds, $200,000 of equity securities and $3.8 million of corporate bonds. Offsetting the purchases of securities were sales of $77.0 million, consisting of sales of fixed-rate mortgage backed securities of $5.4 million, adjustable-rate mortgage backed securities of $44.0 million, municipal bonds of $26.4 million and of equity securities of $1.2 million resulting in a gain of $735,000. Also offsetting these purchases were repayments and maturities of securities of $131.5 million during the nine months ended September 30, 2007. In addition, there were premium amortizations of $681,000 and the securities portfolio decreased approximately $4.3 million due to decreases in the market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

The Company’s investment strategy for 2007 is to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy is intended to reduce the Company’s balance sheet while strengthening its capital position. The Company will continue to purchase a limited blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position. During 2007, the Company purchased approximately $146.9 million of securities at various times throughout the period when the ten year treasury bond rose above 4.75%. This strategy is consistent with the Company’s business plan which depicts a de-leveraging strategy as part of the Company’s plan to operate in a sustained inverted yield curve.

The securities portfolio is primarily funded by the Company’s borrowings. In the third quarter of 2007, this wholesale leverage strategy accounted for $1.1 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $6.8 million. For the nine months ended September 2007, the wholesale leverage strategy accounted for $3.7 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $21.1 million.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $28.1 million, or 4.8%, to $617.7 million at September 30, 2007 from $589.6 million at December 31, 2006. Included in this increase were increases in mortgage loans and other loans of $14.5 million, or 3.2% and $10.6 million, or 6.9%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $3.0 million, or 15.5%, during the nine months ended September 30, 2007. During the period the Company had loan originations of approximately $140.2 million and loan repayments of approximately $110.1 million, resulting in the overall growth to the portfolio.

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

Non-performing assets amounted to $3.8 million, or 0.20%, of total assets at September 30, 2007 compared to $4.2 million, or 0.22%, of total assets at December 31, 2006. The decrease in non-performing assets of approximately $414,000 is primarily the result of a decrease in the non-accrual loans of $1.0 million due partially to the transfer of foreclosed properties to REO of approximately $477,000 and a general decrease in the Company’s delinquent loans. This decrease was partially offset by an increase to the REO Balance of $625,000, comprised of the additional foreclosed properties and funds spent to complete REO properties in the construction phase.

FHLB Stock. FHLB stock decreased $1.5 million, or 4.3%, to $32.9 million at September 30, 2007 compared to $34.3 million at December 31, 2006. This decrease is a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment increased $777,000, or 6.9%, to $12.0 million at September 30, 2007 compared to $11.2 million at December 31, 2006. During the first nine months of 2007, the Company completed construction of a branch office in Shenango Township to replace the existing location in a local strip mall. The Company incurred costs of approximately $570,000 in the first nine months of 2007 related to this construction. Additionally, the Company had purchases of data processing equipment of approximately $170,000 for improvements to its core system, regulatory and accounting software. These increases were partially offset by increases to depreciation.

Real Estate Held for Investment. The Company’s real estate held for investment increased by $16.3 million, or 82.0%, to $36.2 million at September 30, 2007 compared to $19.9 million at December 31, 2006. This increase is the result of the addition of a second phase of construction within the Brandy One joint venture and the origination in the third quarter of an additional joint venture BelleVue Park, partially offset by sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $570,000, or 17.6%, to $2.7 million at September 30, 2007 from $3.2 million at December 31, 2006. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $715,000, $601,000, $494,000, $413,000 and $847,000 for the years 2007, 2008, 2009, 2010 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $1.3 million, or 7.6%, to $18.8 million at September 30, 2007 from $17.5 million at December 31, 2006. The increase primarily resulted from an increase to the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of approximately $1.0 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $843.4 million, or 47.9%, of the Company’s total funding sources at September 30, 2007. Total deposits increased $19.7 million, or 2.4%, to $843.4 million at September 30, 2007 from $823.6 million at December 31, 2006. Non-interest-bearing deposits increased $2.8 million while interest-bearing demand deposits and time deposits increased $2.7 million and $14.2 million, respectively, during the nine months ended September 30, 2007.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds decreased $33.4 million, or 3.5%, to $917.8 million at September 30, 2007 from $951.2 million at December 31, 2006. FHLB advances decreased $27.7 million, or 4.0%, while other borrowings decreased $5.7 million, or 2.8% during the nine months ended September 30, 2007. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Accounts payable for land development. The accounts payable for land development increased by $11.0 million to $14.4 million at September 30, 2007. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Stockholders’ equity. The decrease to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive loss of $2.5 million and an increase to treasury stock of $2.8 million, partially offset by an increase to retained earnings of $1.9 million.

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

As of September 30, 2007, the implementation of these asset and liability initiatives resulted in the following: (i) $194.5 million or 30.7% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $94.0 million or 28.4% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $312.8 million or 34.2% of the Company’s portfolio of mortgage-backed securities were secured by ARMs.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2007, the Company’s interest-earning assets maturing or repricing within one year totaled $472.6 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $881.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $409.2 million or a negative 21.3% of total assets. At September 30, 2007, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 53.6%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2007 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2007 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.89)%	(2.32)%	(1.75)%	(3.94)%
Return on average equity - increase (decrease)	(1.27)%	(3.97)%	(3.66)%	(8.74)%
Diluted earnings per share - increase (decrease)	(1.27)%	(3.97)%	(3.81)%	(8.89)%
EVE - increase (decrease)	(27.17)%	(58.09)%	11.85%	8.38%

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

Net cash provided by operating activities totaled $10.3 million during the nine months ended September 30, 2007. Net cash provided by operating activities was primarily comprised of net income of $6.0 million.

Funds provided by investing activities totaled $26.3 million during the nine months ended September 30, 2007. Primary sources of funds during the period included repayments of securities of $131.5 million, repayments of loans of $97.1 million, redemption of FHLB Stock of $10.3 million, proceeds from sale of securities available for sale of $77.0 million and proceeds from real estate held for investment of $11.7 million. These sources were partially offset by uses of $127.2 million for origination of loans, $147.1 million for security purchases, $8.8 million for purchases of FHLB stock, $1.6 million for premises and equipment and $17.1 million for funding of real estate held for investment.

Funds used in financing activities totaled $20.8 million for the nine months ended September 30, 2007. The primary uses of funds included repayment of long-term borrowings of $162.6 million, net repayment of short-term borrowings of $100.6 million, payment of dividends of $3.8 million and $3.5 million for the acquisition of treasury stock. These uses were partially offset by sources of $229.8 million from proceeds from long-term borrowings and $19.7 million for the increase in deposits. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended September 30, 2007, the Company incurred $100.0 million in long-term borrowings with a weighted average rate of 4.85% and the Company repaid $55.0 million of long-term borrowings with a weighted average rate of 3.80%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2007, the total approved loan commitments outstanding amounted to $33.0 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $68.0 million and the unadvanced portion of construction loans approximated $13.7 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $441.7 million.

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

On September 18, 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2007, to shareholders of record at the close of business on September 28, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2007 ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.4% and 15.4%, respectively.

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

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2007	45,800	$10.19	45,800	125,547
August 1-31, 2007	48,108	9.88	48,108	77,439
September 1-30, 2007	48,261	10.22	48,261	658,578

Totals	142,169	$10.10	142,169	658,578

(1)	On March 6, 2006, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 656,600 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, or five percent, of the Company’s outstanding common stock. The new plan will begin upon the completion of the existing plan, which has approximately 29,178 shares remaining for repurchase. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: November 9, 2007	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer