Form 10-Q
period 2008-03-31
ESB FINANCIAL CORP
filed 2008-05-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2008:

Common Stock, $0.01 par value	12,250,765 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2008 and December 31, 2007 (Unaudited)

(Dollar amounts in thousands)

	March 31, 2008	December 31, 2007
Assets
Cash on hand and in banks	$4,169	$5,229
Interest-earning deposits	12,641	13,795
Federal funds sold	1,827	234

Cash and cash equivalents	18,637	19,258
Securities available for sale; cost of $1,079,017 and $1,058,538	1,083,950	1,059,972
Loans receivable, net of allowance for loan losses of $5,539 and $5,414	639,608	624,251
Accrued interest receivable	9,809	9,639
Federal Home Loan Bank (FHLB) stock	31,030	31,450
Premises and equipment, net	11,841	11,945
Real estate acquired through foreclosure, net	1,187	1,692
Real estate held for investment	36,509	36,318
Goodwill	41,599	41,599
Intangible assets	2,323	2,485
Bank owned life insurance	28,286	27,998
Prepaid expenses and other assets	15,253	13,628

Total assets	$1,920,032	$1,880,235

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$867,024	$842,854
FHLB advances	582,407	628,666
Repurchase agreements	242,000	182,000
Other borrowings	15,188	14,542
Junior subordinated notes	51,538	51,519
Advance payments by borrowers for taxes and insurance	2,557	2,579
Accounts payable for land development	11,288	12,680
Accrued expenses and other liabilities	13,326	12,550

Total liabilities	1,785,328	1,747,390

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 and 13,806,812 shares issued; 12,276,855 and 12,407,064 shares outstanding	138	138
Additional paid-in capital	101,007	101,020
Treasury stock, at cost; 1,528,957 and 1,399,748 shares	(17,892)	(16,688)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,342)	(2,571)
Unvested shares held by Management Recognition Plan (MRP)	(124)	(136)
Retained earnings	51,305	50,818
Accumulated other comprehensive income, net	2,612	264

Total stockholders’ equity	134,704	132,845

Total liabilities and stockholders’ equity	$1,920,032	$1,880,235

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans receivable	$9,824	$9,252
Taxable securities available for sale	12,545	13,212
Tax free securities available for sale	1,180	1,275
FHLB stock	402	507
Deposits with banks and federal funds sold	60	68

Total interest income	24,011	24,314

Interest expense:
Deposits	6,488	6,520
Borrowed funds	9,939	10,378
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	817	866

Total interest expense	17,244	17,764

Net interest income	6,767	6,550
Provision for loan losses	221	326

Net interest income after provision for loan losses	6,546	6,224

Noninterest income:
Fees and service charges	855	839
Net gain on sale of loans	—	7
Increase of cash surrender value of bank owned life insurance	288	266
Income from real estate joint ventures	196	452
Other	(13)	252

Total noninterest income	1,326	1,816

Noninterest expense:
Compensation and employee benefits	3,418	3,404
Premises and equipment	682	651
Federal deposit insurance premiums	24	25
Data processing	479	455
Amortization of intangible assets	157	186
Minority interest	14	250
Advertising	73	77
Other	932	950

Total noninterest expense	5,779	5,998

Income before income taxes	2,093	2,042
Provision for income taxes	138	109

Net income	$1,955	$1,933

Net income per share
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	12,108,978	12,521,283
Weighted average shares and share equivalents outstanding	12,202,293	12,672,191

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2008 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Unvested MRP shares	Retained earnings	Accumulated other comprehensive (loss) net of tax	Total stockholders’ equity
Balance at January 1, 2008	$138	$101,020	$(16,688)	$(2,571)	$(136)	$50,818	$264	$132,845

Comprehensive results:
Net income	—	—	—	—	—	1,955	—	1,955
Other comprehensive results, net	—	—	—	—	—	—	2,348	2,348

Total comprehensive results	—	—	—	—	—	1,955	2,348	4,303
Cash dividends at $0.10 per share	—	—	—	—	—	(1,189)	—	(1,189)
Purchase of treasury stock, at cost (156,865 shares)	—	—	(1,592)	—	—	—	—	(1,592)
Reissuance of treasury stock for stock option exercises (27,656 shares)	—	—	388	—	—	(279)	—	109
Release of ESOP shares	—	(19)	—	229	—	—	—	210
Tax effect of compensatory stock options	—	6	—	—	—	—	—	6
Unvested shares in MRP	—	—	—	—	12	—	—	12

Balance at March 31, 2008	$138	$101,007	$(17,892)	$(2,342)	$(124)	$51,305	$2,612	$134,704

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2008	2007
Operating activities:
Net income	$1,955	$1,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	243	254
Provision for loan losses	221	326
Amortization of premiums and accretion of discounts	421	486
Origination of loans available for sale	—	(193)
Proceeds from sale of loans available for sale	—	383
Gain on sale of loans available for sale	—	(7)
Amortization of intangible assets	157	191
Compensation expense on ESOP and MRP	222	253
Compensation expense on stock options	27	29
Earnings on bank owned life insurance	(288)	(266)
(Increase) decrease in accrued interest receivable	(170)	14
(Decrease) increase in prepaid expenses and other assets	(2,207)	580
Increase (decrease) in accrued expenses and other liabilities	749	(83)
Other	53	(126)

Net cash provided by operating activities	1,383	3,774

Investing activities:
Loan originations	(45,729)	(34,062)
Purchases of:
Securities available for sale	(63,219)	(21,471)
Interest rate cap contracts	(565)	—
FHLB stock	(1,378)	(1,835)
Premises and equipment	(143)	(811)
Principal repayments of:
Loans receivable	29,820	28,179
Securities available for sale	42,599	44,041
Proceeds from the sale of:
Real estate acquired through foreclosure	571	46
Proceeds from bank owned life Insurance	—	631
Redemption of FHLB stock	1,798	2,424
Funding of real estate held for investment	(3,731)	(2,852)
Proceeds from real estate held for investment	2,148	1,467

Net cash (used in) provided by investing activities	(37,829)	15,757

Financing activities:
Net increase in deposits	24,170	7,566
Proceeds from long-term borrowings	106,644	49,764
Repayments of long-term borrowings	(67,246)	(57,040)
Net decrease in short-term borrowings	(25,011)	(20,649)
Proceeds received from exercise of stock options	115	123
Dividends paid	(1,255)	(1,285)
Payments to acquire treasury stock	(1,592)	(611)

Net cash provided by (used in) financing activities	35,825	(22,132)

Net decrease in cash equivalents	(621)	(2,601)
Cash equivalents at beginning of period	19,258	22,701

Cash equivalents at end of period	$18,637	$20,100

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2008	2007
Supplemental information:

Interest paid	$16,939	$17,753
Income taxes paid	11	10

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	52	200
Dividends declared but not paid	1,203	1,250

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in ten real estate joint ventures, all of which are owned 51% or greater by AMSCO. The Bank has provided all development and construction financing. These ten joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2007, as contained in the Company’s 2007 Annual Report to Stockholders.

The results of operations for the three month periods ended March 31, 2008 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that March 31, 2008, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three months ended March 31, 2008, the Company recorded approximately $27,000 in compensation expense and a tax benefit of $8,100 related to our share-based compensation awards that are expected to vest in 2008. As of March 31, 2008, there was approximately $343,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the quarter ended March 31, 2008 there were $6,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

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

Recent Accounting and Regulatory Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $0 and $15,000 at March 31, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $10,000 and $13,750 at March 31, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2008:
Trust preferred securities	$500	$—	$(3)	$497
Municipal securities	115,667	1,820	(707)	116,780
Equity securities	794	56	(26)	824
Corporate bonds	72,642	266	(8,181)	64,727
Mortgage-backed securities	889,414	12,373	(665)	901,122

	$1,079,017	$14,515	$(9,582)	$1,083,950

December 31, 2007:
Trust Preferred securities	$500	$—	$(16)	$484
Municipal securities	107,499	2,374	(172)	109,701
Equity securities	794	51	(31)	814
Corporate bonds	59,381	148	(4,982)	54,547
Mortgage-backed securities	890,364	7,407	(3,345)	894,426

	$1,058,538	$9,980	$(8,546)	$1,059,972

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008:

As of March 31, 2008

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$497	$3	1	$497	$3

Municipal securities	29	24,360	612	7	5,219	95	36	29,579	707

Equity Securities	2	363	14	1	144	12	3	507	26

Corporate bonds	4	14,232	321	8	35,985	7,860	12	50,217	8,181

Mortgage-backed securities	3	8,966	40	43	112,536	625	46	121,502	665

	38	$47,921	$987	60	$154,381	$8,595	98	$202,302	$9,582

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

As of December 31, 2007

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$484	$16	1	$484	$16

Municipal securities	14	12,475	141	2	1,742	31	16	14,217	172

Equity Securities	3	302	12	1	138	19	4	440	31

Corporate bonds	1	2,456	44	8	38,903	4,938	9	41,359	4,982

Mortgage-backed securities	2	5,346	25	129	391,413	3,320	131	396,759	3,345

	20	$20,579	$222	141	$432,680	$8,324	161	$453,259	$8,546

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2008	December 31, 2007
Mortgage loans:
Residential - single family	$320,316	$314,438
Residential - multi family	32,580	33,196
Commercial real estate	80,305	80,141
Construction	49,837	51,391

Subtotal mortgage loans	483,038	479,166

Other loans:
Consumer loans
Home equity loans	68,100	67,550
Dealer auto and RV loans	51,895	51,593
Other loans	11,129	11,336
Commercial business	39,976	29,164

Subtotal other loans	171,100	159,643
Total Loans	654,138	638,809

Less:
Allowance for loan losses	5,539	5,414
Deferred loan fees and net discounts	(2,538)	(2,576)
Loans in process	11,529	11,720

	$639,608	$624,251

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2008	$5,414

Provision for loan losses	221

Charge offs	(144)

Recoveries	48

Balance, March 31, 2008	$5,539

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2008		December 31, 2007
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$59,819	6.9%	$55,775	6.6%
NOW account deposits	100,154	11.6%	96,566	11.5%
Money Market deposits	28,426	3.3%	25,509	3.0%
Passbook account deposits	102,416	11.8%	98,460	11.7%
Time deposits	576,209	66.4%	566,544	67.2%

	$867,024	100.0%	$842,854	100.0%

Time deposits mature as follows:

Within one year	$434,192	50.1%	$438,957	52.1%
After one year through two years	91,020	10.5%	78,601	9.3%
After two years through three years	41,006	4.7%	41,979	5.0%
After three years through four years	3,812	0.4%	4,305	0.5%
After four years through five years	4,739	0.5%	1,491	0.2%
Thereafter	1,440	0.2%	1,211	0.1%

	$576,209	66.4%	$566,544	67.2%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	March 31, 2008		December 31, 2007
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.62%	$204,660	4.40%	$231,870
Due beyond 12 months but within 2 years	4.78%	251,750	5.15%	231,750
Due beyond 2 years but within 3 years	4.44%	125,000	4.98%	165,000
Due beyond 3 years but within 4 years	3.27%	952	—	—
Due beyond 5 years	1.00%	45	1.00%	46

		$582,407		$628,666

Repurchase agreements:
Due within 12 months	4.45%	$102,000	4.93%	$97,000
Due beyond 12 months but within 2 years	5.16%	30,000	5.16%	50,000
Due beyond 2 years but within 3 years	5.02%	10,000	5.02%	10,000
Due beyond 3 years but within 4 years	3.24%	25,000	—	—
Due beyond 4 years but within 5 years	3.30%	50,000	—	—
Due beyond 5 years	4.28%	25,000	4.28%	25,000

		$242,000		$182,000

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	709	5.25%	945

		$2,599		$2,835

Corporate borrowings
Due within 12 months	5.55%	$9,000	5.55%	$9,000

Treasury tax and loan note payable	2.00%	$175	4.00%	$143

Borrowings for joint ventures	5.75%	$3,414	7.75%	$2,564

Junior subordinated notes
Due beyond 5 years	6.09%	$51,538	6.65%	$51,519

Included in the $582.4 million of FHLB advances at March 31, 2008 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the borrowing and replace it with fixed rate funding.

Included in the $242.0 million of repurchase agreements (REPO) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $242.0 million of REPOs are $50.0 million in structured REPOs with imbedded caps at various strike rates based on the three month LIBOR rate. The terms and conditions of the structured REPO are that the rate is fixed for three years and after three years, on a specified date the counterparty has the one time right (European

Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. The structured REPO also includes an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the three month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in footnote two.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income	$1,955	$1,933

Weighted-average common shares outstanding	12,109	12,521

Basic earnings per share	$0.16	$0.15

Weighted-average common shares outstanding	12,109	12,521

Common stock equivalents due to effect of stock options	93	151

Total weighted-average common shares and equivalents	12,202	12,672

Diluted earnings per share	$0.16	$0.15

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 234,809 and 320,773 at March 31, 2008 and March 31, 2007, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 97,092 shares at $10.83 per diluted share expiring November 2012, 84,860 shares at $15.35 per diluted share expiring November 2013, 88,590 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015, 16,660 shares at $12.40 per diluted share expiring May 2015, 91,550 shares at $10.75 per diluted share, expiring November 2016 and 91,950 shares at $10.11 per diluted share, expiring November 2017, were outstanding as of March 31, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive (loss) income consists of net unrealized gain (loss) on securities available for sale, the net fair value adjustment on derivatives and the amortization of post retirement benefits. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net Income:	$1,955	$1,933
Other comprehensive (loss) income - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of ($1,190) in 2008 and $1,121 in 2007.	(2,310)	2,177
Pension and postretirement amortization	(38)	—
Fair value adjustment on derivatives, net of tax (benefit) of ($33) in 2007	—	(65)

Other comprehensive (loss) income - net of tax	(2,348)	2,112

Comprehensive (loss) income	$(393)	$4,045

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2008, the participants in the plan had credited service under the SERP ranging from 17 to 29 years.

The Company and the Bank have adopted the ESB Financial Corporation Directors’ Retirement Plan and entered into director retirement agreements with each director of the Company and the Bank. The plan provides that any retiring director with a minimum of five or more years of service with the Company or the Bank and a minimum of 10 total years of service, including years of service with any bank acquired by the Company or the Bank, that remains in continuous service as a board member until age 75 will be entitled to receive an annual retirement benefit equal to his or her director’s fees earned during the last full calendar year prior to his or her retirement date, multiplied by a ratio, ranging from 25% to 80%, based on the director’s total years of service. The maximum ratio of 80% of fees requires 20 or more years of service and the minimum ratio of 25% of fees requires 10 years of service. Retirement benefits may also be payable under the plan if a director retires from service as a director prior to attaining age 75. Two directors are currently receiving monthly benefits under the plan.

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2008:

	SERP
(Dollar amounts in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Components of net periodic pension cost
Service cost	$11	$13
Interest cost	27	24
Amortization of unrecognized gains and losses	6	4
Amortization of prior service cost	10	10

Net periodic pension cost	$54	$51

	Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Components of net periodic pension cost
Service cost	$8	$2
Interest cost	12	8
Amortization of prior service cost	22	16

Net periodic pension cost	$42	$26

10.	Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in the active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$—	$1,083,950	$—	$1,083,950
Interest rate caps	—	425	—	425
Liabilities:	—	—	—	—

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2008 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2007, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2008, the Company reported a $22,000, or 1.1%, increase in earnings over the same period last year. The Company realized a decrease to interest income of approximately $303,000 over the same quarter last year. However interest expense decreased by approximately $520,000 during the same period. The result was an increase of 9 basis points to the Company’s net interest margin.

The increase in income for the quarter reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to four years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the company purchased structured repo’s with imbedded interest rate caps. These interest rate caps will aid in insulating the company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the company’s interest rate margin. During the first quarter of 2008, the Company had approximately $92.0 million of wholesale borrowings maturing with a weighted average rate of 4.24% mature. These borrowings were replaced with borrowings at a weighted average rate of 3.27% and an average maturity of 2.4 years.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to three to four years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps and interest rate caps imbedded in structured repo’s, which help to insulate the Bank’s interest rate risk position from increases in interest rates; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $2.0 million for the three months ended March 31, 2008, as compared to net income of $1.9 million for the same period in the prior year. The $22,000, or 1.1%, increase in net income for the quarter ended March 31, 2008, as compared to the same period in the prior year was primarily attributable to an increase in net interest income after provision for loan losses of $322,000 and a decrease in non-interest expense of $219,000, partially offset by a decrease in non-interest income of $490,000 and an increase in provision for income taxes of $29,000.

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

Net interest income increased $217,000, or 3.3%, to $6.8 million for the three months ended March 31, 2008, compared to $6.6 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $520,000, partially offset by a decrease to interest income of $303,000.

Interest income. Interest income decreased $303,000, or 1.2%, for the three months ended March 31, 2008, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale and Federal Home Loan Bank (FHLB) stock of $762,000 and $105,000, respectively, partially offset by an increase in interest earned on loans receivable of $572,000.

Interest earned on loans receivable increased $572,000, or 6.2%, for the three months ended March 31, 2008, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $42.5 million, or 7.1%, to $640.0 million for the three months ended March 31, 2008, compared to $597.5 million for the same period in the prior year, partially offset by a decrease in the yield of 7 basis points to 6.20% at March 31, 2008 from 6.27% at March 31, 2007.

Interest earned on securities decreased $762,000, or 5.3%, for the three months ended March 31, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $70.0, or 6.1%, to $1.1 billion at March 31, 2008, partially offset by an increase in the tax equivalent yield on securities to 5.36% for the three months ended March 31, 2008 from 5.32% for the same period in the prior year. The reduction to the average balance of the securities portfolio was due to the Company’s investment strategy commenced in 2007 which was to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy was intended to reduce the Company’s balance sheet while strengthening its capital position. During 2008, the Company will resume purchasing a blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position.

These changes are reflected in the quarterly rate volume reports presented below which depicts that the increases to the income from loans receivable and securities available for sale are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $520,000, or 2.9%, for the three months ended March 31, 2008, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $32,000, $439,000 and $49,000, respectively.

Interest incurred on deposits decreased $32,000, or 0.5%, for the three months ended March 31, 2008, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 3.31% from 3.44% for the quarters ended March 31, 2008 and 2007, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $20.2 million, or 2.6%, to $789.1 million for the three months ended March 31, 2008, compared to $768.8 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $439,000 or 4.2%, for the three months ended March 31, 2008 compared to the same period in the prior year. This increase was primarily attributable to a decrease in the average balance of borrowed funds of $42.1 million, or 4.8%, and a slight decrease in the cost of these funds to 4.74% from 4.75% for the quarters ended March 31, 2008 and 2007.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings decreased by $49,000 due primarily to a decrease in the cost of these funds to 6.38% for the quarter ended March 31, 2008 from 6.83% for the same period in the prior year.

Average Balance Sheet and Yield/Rate Analysis. The following table sets forth, for the period indicated, information concerning the total dollar amounts of interest income from interest-earning assets and the resultant average yields, the total dollar amounts of interest expense on interest-bearing liabilities and the resultant average costs, net interest income, interest rate spread and the net interest margin earned on average interest-earning assets. For purposes of this table, average balances are calculated using monthly averages and the average loan balances include non-accrual loans and exclude the allowance for loan losses, and interest income includes accretion of net deferred loan fees. Yields on tax-exempt securities (tax-exempt for federal income tax purposes) are shown on a fully tax equivalent basis utilizing a federal tax rate of 34%. Yields and rates have been calculated on an annualized basis utilizing monthly interest amounts.

	Three months ended March 31,
	2008				2007
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$916,092	$11,941	5.21%		$976,219	$12,419	5.09%
Taxable corporate bonds available for sale	46,343	604	5.24%		51,279	793	6.27%
Tax-exempt securities available for sale	106,912	1,180	6.69	% (1)	111,869	1,275	6.91	% (1)

	1,069,347	13,725	5.36	% (1)	1,139,367	14,487	5.32	% (1)

Mortgage loans	470,240	7,135	6.07%		441,244	6,776	6.14%
Other loans	155,522	2,528	6.54%		144,013	2,337	6.58%
Tax -exempt loans	14,220	161	6.90	% (1)	12,195	139	7.02	% (1)

	639,982	9,824	6.20	% (1)	597,452	9,252	6.27	% (1)

Cash equivalents	12,563	60	1.92%		12,682	68	2.17%
FHLB stock	31,647	402	5.11%		33,790	507	6.09%

	44,210	462	4.20%		46,472	575	5.02%

Total interest-earning assets	1,753,539	24,011	5.64	% (1)	1,783,291	24,314	5.63	% (1)
Other noninterest-earning assets	150,476	—	—		126,512	—	—

Total assets	$1,904,015	$24,011	5.19	% (1)	$1,909,803	$24,314	5.26	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$224,181	$384	0.69%		$219,067	$365	0.68%
Time deposits	564,896	6,104	4.35%		549,763	6,155	4.54%

	789,077	6,488	3.31%		768,830	6,520	3.44%

FHLB advances	628,379	7,489	4.79%		679,446	7,793	4.65%
Repurchase Agreements	200,333	2,286	4.59%		192,000	2,389	5.05%
Other borrowings	15,022	164	4.39%		14,389	196	5.52%

	843,734	9,939	4.74%		885,835	10,378	4.75%

Preferred securities- fixed	36,083	528	5.89%		36,083	528	5.93%
Preferred securities- adjustable	15,446	289	7.53%		15,371	338	8.92%

	51,529	817	6.38%		51,454	866	6.83%

Total interest-bearing liabilities	1,684,340	17,244	4.12%		1,706,119	17,764	4.22%
Noninterest-bearing demand deposits	59,385	—	—		57,096	—	—
Other noninterest-bearing liabilities	24,572	—	—		16,837	—	—

Total liabilities	1,768,297	17,244	3.92%		1,780,052	17,764	4.05%
Stockholders’ equity	135,718	—	—		129,751	—	—

Total liabilities and equity	$1,904,015	$17,244	3.64%		$1,909,803	$17,764	3.77%

Net interest income		$6,767				$6,550

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.52	% (1)			1.41	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.68	% (1)			1.59	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2008 and 2007 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, March 31, 2008 versus 2007 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(898)	$136	$(762)
Loans	653	(81)	572
Cash equivalents	(1)	(7)	(8)
FHLB stock	(31)	(74)	(105)

Total interest-earning assets	(277)	(26)	(303)

Interest expense:
Deposits	169	(201)	(32)
FHLB advances	(601)	297	(304)
Repurchase agreements	101	(204)	(103)
Other borrowings	8	(40)	(32)
Preferred securities	1	(50)	(49)

Total interest-bearing liabilities	(322)	(198)	(520)

Net interest income	$45	$172	$217

Provision for loan losses. The provision for loan losses decreased $105,000 to $221,000 for the quarter ended March 31, 2008, compared to a provision for loan losses of $326,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2008. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2008 amounted to $5.5 million, or .85% of the Company’s total loan portfolio, as compared to $5.4 million, or .85%, at December 31, 2007. The Company’s allowance for losses on loans as a percentage of non-performing loans was 234.3% and 236.2% at March 31, 2008 and December 31, 2007, respectively.

Non-interest income. Non-interest income decreased $490,000, or 27.0%, for the three months ended March 31, 2008, compared to the same period in the prior year. This decrease can be attributed to decreases in income from real estate joint ventures of $256,000 and other income of $265,000.

Income from real estate joint ventures decreased $256,000, or 56.7%, to $196,000 for the quarter ended March 31, 2008, compared to $452,000 for the same period in the prior year. The Company has a 51% ownership interest in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only and construction and selling of single family homes, duplexes and quad homes. A more complete description of these projects can be found in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the first quarter of 2008 the Company experienced decreased sales over the same period last year.

Other income decreased $265,000, or 105.2%, to a loss of $13,000 for the quarter ended March 31, 2008 compared to income of $252,000 for the same period in the prior year. The decrease can be attributable to a decline in the value of the Company’s interest rate cap contracts of $140,000 (refer to the discussion on securities on page 25), as well as a decrease of $25,000 in miscellaneous other operating income. Additionally, the quarter ended March 31, 2007 included a gain of $97,000 on the sale of property the Company held for investment.

Non-interest expense. Non-interest expense decreased $219,000, or 3.7%, to $5.8 million for the three months ended March 31, 2008 as compared to $6.0 million for the same period in the prior year. This decrease was primarily related to decreases in minority interest and amortization of intangible assets of $236,000 and $29,000, respectively, partially offset by increases in premises and equipment and data processing of $31,000 and $24,000, respectively.

Minority interest decreased $236,000, or 94.4%, to $14,000 for the quarter ended March 31, 2008 as compared to $250,000 for the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s joint ventures in which the Company has a 51% ownership. This change corresponds to the decreases in income from joint ventures between the periods.

Amortization of intangible assets decreased $29,000, or 15.6%, for the quarter ended March 31, 2008 as compared to the same period in the prior year. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Premises and equipment increased $31,000, or 4.8%, for the quarter ended March 31, 2008 as compared to the same period in the prior year. The increases were related to increases in depreciation, utilities and repairs and maintenance when compared to the prior year.

Data processing expenses increased by $24,000, or 5.3%, to $479,000 for the quarter ended March 31, 2008 as compared to $455,000 for the same period in the prior year. The increases are primarily related to increases in data processing service contracts and fees between the periods.

Provision for income taxes. The provision for income taxes increased $29,000, or 26.6%, to $138,000 for the three months ended March 31, 2008, compared to $109,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income as well as a decrease in the tax-free income between the quarters and reflects an effective tax rate of 6.6% for the quarter ended March 31, 2008 as compared to 5.3% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $39.8 million, or 2.1%, to $1.9 billion at March 31, 2008. Securities available for sale, loans receivable, accrued interest receivable, real estate held for investment, prepaid expenses and other assets and bank owned life insurance increased by $24.0 million, $15.4 million, $170,000, $191,000, $1.6 million, and $288,000, respectively. These increases were offset by decreases to cash and cash equivalents, FHLB stock, premises and equipment, real estate acquired through foreclosure, and intangible assets of $621,000, $420,000, $104,000, $505,000 and $162,000, respectively. Total liabilities increased $37.9 million, or 2.2%, to $1.8 billion at March 31, 2008, as compared to $1.7 billion as of December 31, 2007, and stockholders’ equity increased $1.9 million, or 1.4%, to $134.7 million at March 31, 2008 as compared to $132.8 million at December 31, 2007. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $24.2 million, $14.4 million and $776,000, respectively, which were partially offset by decreases in advance payments by borrowers for taxes and insurance and accounts payable for land development of $22,000 and $1.4 million, respectively. The increase to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive income, retained earnings, unvested shares held by the employee stock ownership plan and unvested shares held by the management recognition plan of $2.3 million, $487,000, $229,000 and $12,000, respectively, partially offset by an increase to treasury stock of $1.2 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $621,000, or 3.2%, to $18.6 million at March 31, 2008 from $19.3 million at December 31, 2007. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $24.0 million, or 2.3%, to $1.1 billion during the three months ended March 31, 2008. The Company’s investment strategy for 2008 is to utilize the cashflows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company will also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company recently purchased $50.0 million of wholesale borrowings with imbedded interest rate caps to help insulate the net interest margin against a rapid rise in short term interest rates and $30.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first quarter this resulted in $140,000 being charged against non-interest income.

During the three months ended March 31, 2008, the Company recorded purchases of available for sale securities of $63.2 million, consisting of purchases of fixed-rate mortgage backed securities of $35.2 million, adjustable-rate mortgage backed securities of $4.6 million, $8.2 million of municipal bonds and $15.2 million of corporate bonds. In addition, the portfolio increased approximately $3.5 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized. Offsetting these increases were repayments and maturities of securities of $42.6 million and premium amortizations of $141,000.

The securities portfolio is primarily funded by the Company’s borrowings. In the first quarter of 2008, this wholesale leverage strategy accounted for $1.2 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $7.5 million

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $15.4 million, or 2.5%, to $639.6 million at March 31, 2008 from $624.3 million at December 31, 2007. Included in this increase were increases in mortgage loans and other loans of $3.9 million, or 0.8%, and $11.5 million, or 7.2%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $28,000, or 0.2%, during the quarter ended March 31, 2008. During the period the Company had loan originations of approximately $45.7 million and loan repayments of approximately $29.8 million, resulting in the overall growth to the portfolio.

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

Non-performing assets amounted to $3.8 million, or 0.20%, of total assets at March 31, 2008 compared to $4.3 million, or 0.23%, of total assets at December 31, 2007. The decrease in non-performing assets of approximately $459,000 was primarily the result of a decrease in REO of approximately $505,000, partially offset by an increase to the nonaccrual loans of approximately $73,000. The decrease to REO was due to the sale of one of the three unfinished spec homes that the Company acquired via judicial sale in 2006. The Company has contracted to have the unfinished spec homes completed and these homes are being marketed through a local real estate agency.

FHLB Stock. FHLB stock decreased $420,000, or 1.3%, to $31.0 million at March 31, 2008 compared to $31.5 million at December 31, 2007. This decrease was a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment decreased $104,000, or 0.9%, to $11.8 million at March 31, 2008 compared to $11.9 million at December 31, 2007. This decrease was primarily due to depreciation offsetting purchases in the quarter ended March 31, 2008.

Real Estate Held for Investment. The Company’s real estate held for investment increased by $191,000, or 0.5%, to $36.5 million at March 31, 2008 compared to $36.3 million at December 31, 2007. This increase was the result of construction activity within the Company’s joint ventures which was partially offset by sales activity in the joint ventures in which the Company has a 51% ownership.

Intangible assets. Intangible assets decreased $162,000, or 6.5%, to $2.3 million at March 31, 2008 from $2.5 million at December 31, 2007. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $601,000, $494,000, $413,000, $332,000 and $539,000 for the years 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $1.6 million, or 11.9%, to $15.3 million at March 31, 2008 from $13.6 million at December 31, 2007. The increase primarily resulted from an increase to the receivable account for securities payments and accrued federal income taxes, partially offset by a decrease to the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of approximately $1.2 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $867.0 million, or 49.3%, of the Company’s total funding sources at March 31, 2008. Total deposits increased $24.2 million, or 2.9%, to $867.0 million at March 31, 2008 from $842.9 million at December 31, 2007. Non-interest-bearing deposits increased $4.0 million while interest-bearing demand deposits and time deposits increased $10.5 million and $9.7 million, respectively, during the quarter ended March 31, 2008.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $14.4 million, or 1.6%, to $891.1 million at March 31, 2008 from $876.7 million at December 31, 2007. FHLB advances decreased $46.3 million, or 7.4%, while other borrowings decreased $60.7 million, or 24.5% during the quarter ended March 31, 2008. Borrowed funds and deposits are two of the primary sources of funds for the Company.

Accounts payable for land development. The accounts payable for land development decreased by $1.4 million to $11.3 million at March 31, 2008. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Stockholders’ equity. Stockholders’ equity increased $1.9 million, or 1.4%, to $134.7 million at March 31, 2008 as compared to $132.8 million at December 31, 2007. The increase to stockholders’ equity was primarily the result of a increase in accumulated other comprehensive income, retained earnings, unvested shares held by the employee stock ownership plan and unvested shares held by the management recognition plan of $2.3 million, $487,000, $229,000 and $12,000, respectively, partially offset by an increase to treasury stock of $1.2 million.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans, (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and (iv) the purchase of off-balance sheet interest rate caps and interest rate caps imbedded in structured repo’s, which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of March 31, 2008, the implementation of these asset and liability initiatives resulted in the following: (i) $201.7 million or 30.8% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $89.1 million or 26.0% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $294.5 million or 32.7% of the Company’s portfolio of mortgage-backed securities were secured by ARMs ,(iv) the Company had $30.0 million in notional amount of interest rate caps and $50.0 million in imbedded interest rate caps in structured repo’s.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2008, the Company’s interest-earning assets maturing or repricing within one year totaled $535.9 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $938.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $403.0 million or a negative 21.0% of total assets. At March 31, 2008, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 57.1%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2008 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2008 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net interest income at March 31, 2008, increased from December 31, 2007.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(3.77)%	(4.58)%	(4.18)%	N/A
Return on average equity - increase (decrease)	(5.76)%	(7.20)%	(6.63)%	N/A
Diluted earnings per share - increase (decrease)	(6.07)%	(7.48)%	(6.92)%	N/A
EVE - increase (decrease)	(25.00)%	(53.62)%	(2.80)%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2007 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2007 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2007 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(1.24)%	(2.91)%	(0.48)%	(4.43)%
Return on average equity - increase (decrease)	(2.24)%	(5.83)%	(1.05)%	(9.12)%
Diluted earnings per share - increase (decrease)	(2.45)%	(5.98)%	(1.22)%	(9.51)%
EVE - increase (decrease)	(25.19)%	(56.52)%	9.15%	5.25%

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $1.4 million during the three months ended March 31, 2008. Net cash provided by operating activities was primarily comprised of net income of $2.0 million.

Funds used in investing activities totaled $37.8 million during the three months ended March 31, 2008. Primary uses of funds were $45.7 million for origination of loans, $63.2 million for security purchases, $565,000 for interest rate cap purchases, $1.4 million for purchases of FHLB stock, and $3.7 million for funding of real estate held for investment. Offsetting these uses were sources of funds during the period included repayments of securities of $42.6 million, repayments of loans of $29.8 million, redemption of FHLB Stock of $1.8 million, proceeds from sale of real estate acquired through foreclosure of $571,000 and proceeds from real estate held for investment of $2.1 million.

Funds provided by financing activities totaled $35.8 million for the three months ended March 31, 2008. The primary sources of funds were $24.2 million from the increase in deposits and $106.6 million from proceeds from long-term borrowings. Partially offsetting these sources were uses of funds including repayment of long-term borrowings of $67.2 million, net repayment of short-term borrowings of $25.0 million, payment of dividends of $1.3 million and $1.6 million for the acquisition of treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended March 31, 2008, the Company incurred $105.9 million in long-term borrowings with a weighted average rate of 3.27% and the Company repaid $92.0 million of long-term borrowings with a weighted average rate of 4.24%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2008, the total approved loan commitments outstanding amounted to $28.8 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $70.6 million and the unadvanced portion of construction loans approximated $11.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $434.2 million.

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

On March 19, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2008, to shareholders of record at the close of business on March 31, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2008, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.4% and 14.4%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008. Management believes there have been no material changes in the Company’s market risk since December 31, 2007.

Item 4. Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2008	32,141	$10.02	32,141	445,683
February 1-29, 2008	63,914	10.20	63,914	381,769
March 1-31, 2008	60,810	10.16	60,810	320,959

Totals	156,865	$10.15	156,865	320,959

(1)	On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, of the Company’s outstanding common stock. The new plan will begin upon the completion of the existing plan, which has approximately 29,178 shares remaining for repurchase. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 16, 2008, the Company held its Annual Meeting of Stockholders. Nominees for three director positions were elected. Members of the Board of Directors continuing in office after the meeting are Charlotte Zuschlag, James Wetzel, Jr., Lloyd Kildoo and Mario Manna. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Term/Expiration
Herbert S. Skuba	9,787,516	397,998	Three year term/2011
William B. Salsgiver	9,854,969	330,545	Three year term/2011

Proposal to amend the Company’s Articles of Incorporation to permit the issuance of shares in “book entry” form

For	Against	Abstain
9,788,184	254,658	142,672

Proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the year ended December 31, 2008:

For	Against	Abstain
9,976,273	174,767	34,474

There were no “broker nonvotes” at the Annual Meeting

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

3.1	Amended and Restated Articles of Incorporation of ESB Financial Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 9, 2008	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer