Form 10-Q
period 2008-06-30
ESB FINANCIAL CORP
filed 2008-08-08
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2008:

Common Stock, $0.01 par value	12,230,728 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2008 and December 31, 2007 (Unaudited)

(Dollar amounts in thousands)

	June 30, 2008	December 31, 2007
Assets
Cash on hand and in banks	$3,724	$5,229
Interest-earning deposits	19,009	13,795
Federal funds sold	3,813	234

Cash and cash equivalents	26,546	19,258
Securities available for sale; cost of $1,071,878 and $1,058,538	1,060,921	1,059,972
Loans receivable, net of allowance for loan losses of $5,572 and $5,414	654,984	624,251
Accrued interest receivable	9,743	9,639
Federal Home Loan Bank (FHLB) stock	30,764	31,450
Premises and equipment, net	11,647	11,945
Real estate acquired through foreclosure, net	757	1,692
Real estate held for investment	35,210	36,318
Goodwill	41,599	41,599
Intangible assets	2,164	2,485
Bank owned life insurance	28,575	27,998
Prepaid expenses and other assets	19,572	13,628

Total assets	$1,922,482	$1,880,235

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$846,282	$842,854
FHLB advances	576,690	628,666
Repurchase agreements	272,000	182,000
Other borrowings	16,377	14,542
Junior subordinated notes	51,542	51,519
Advance payments by borrowers for taxes and insurance	3,330	2,579
Accounts payable for land development	9,866	12,680
Accrued expenses and other liabilities	20,429	12,550

Total liabilities	1,796,516	1,747,390

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 and 13,806,812 shares issued; 12,238,395 and 12,407,064 shares outstanding	138	138
Additional paid-in capital	100,877	100,884
Treasury stock, at cost; 1,567,417 and 1,399,748 shares	(18,214)	(16,688)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,116)	(2,571)
Retained earnings	53,145	50,818
Accumulated other comprehensive (loss) income, net	(7,864)	264

Total stockholders’ equity	125,966	132,845

Total liabilities and stockholders' equity	$1,922,482	$1,880,235

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$9,801	$9,503	$19,625	$18,755
Taxable securities available for sale	12,322	12,901	24,867	26,113
Tax free securities available for sale	1,194	1,283	2,374	2,558
FHLB stock	293	495	695	1,002
Deposits with banks and federal funds sold	52	89	112	157

Total interest income	23,662	24,271	47,673	48,585

Interest expense:
Deposits	5,599	6,838	12,087	13,358
Borrowed funds	9,687	10,246	19,626	20,624
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	761	868	1,578	1,734

Total interest expense	16,047	17,952	33,291	35,716

Net interest income	7,615	6,319	14,382	12,869
Provision for loan losses	290	185	511	511

Net interest income after provision for loan losses	7,325	6,134	13,871	12,358

Noninterest income:
Fees and service charges	1,021	968	1,876	1,807
Net gain on sale of loans	2	—	2	7
Increase of cash surrender value of bank owned life insurance	289	273	577	539
Net realized gain on sale of securities available for sale	—	688	—	688
Net realized loss on sale of derivatives	—	(690)	—	(690)
Income from real estate joint ventures	669	632	865	1,084
Other	531	71	518	323

Total noninterest income	2,512	1,942	3,838	3,758

Noninterest expense:
Compensation and employee benefits	3,344	3,353	6,762	6,757
Premises and equipment	619	603	1,301	1,254
Federal deposit insurance premiums	24	25	48	50
Data processing	481	498	960	953
Amortization of intangible assets	151	179	308	365
Minority interest	148	236	162	486
Advertising	129	140	202	217
Other	1,003	884	1,935	1,834

Total noninterest expense	5,899	5,918	11,678	11,916

Income before income taxes	3,938	2,158	6,031	4,200
Provision for income taxes	777	148	915	257

Net income	$3,161	$2,010	$5,116	$3,943

Net income per share
Basic	$0.26	$0.16	$0.42	$0.32
Diluted	$0.26	$0.16	$0.42	$0.31
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	12,037,875	12,477,355	12,073,430	12,499,197
Weighted average shares and share equivalents outstanding	12,117,825	12,613,853	12,160,063	12,642,900

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2008 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive (loss) net of tax	Total stockholders’ equity
Balance at January 1, 2008	$138	$100,884	$(16,688)	$(2,571)	$50,818	$264	$132,845
Comprehensive results:
Net income	—	—	—	—	5,116	—	5,116
Other comprehensive results, net	—	—	—	—	—	(8,128)	(8,128)

Total comprehensive results	—	—	—	—	5,116	(8,128)	(3,012)
Cash dividends at $0.20 per share	—	—	—	—	(2,389)	—	(2,389)
Purchase of treasury stock, at cost (211,857 shares)	—	—	(2,152)	—	—	—	(2,152)
Reissuance of treasury stock for stock option exercises (44,188 shares)	—	—	626	—	(400)	—	226
Release of ESOP shares	—	(36)	—	455	—	—	419
Tax effect of compensatory stock options	—	10	—	—	—	—	10
Release of MRP	—	19	—	—	—	—	19

Balance at June 30, 2008	$138	$100,877	$(18,214)	$(2,116)	$53,145	$(7,864)	$125,966

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2008	2007
Operating activities:
Net income	$5,116	$3,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	480	513
Provision for loan losses	511	511
Amortization of premiums and accretion of discounts	899	993
Origination of loans available for sale	(364)	(193)
Proceeds from sale of loans available for sale	366	390
Gain on sale of loans available for sale	(2)	(7)
Gain on sale of securities available for sale	—	(706)
Loss on sale of derivatives	—	690
Amortization of intangible assets	308	379
Compensation expense on ESOP and MRP	438	503
Compensation expense on stock options	53	58
Earnings on bank owned life insurance	(577)	(539)
(Increase ) decrease in accrued interest receivable	(104)	244
Increase in prepaid expenses and other assets	(1,103)	(32)
Increase (decrease) in accrued expenses and other liabilities	815	(146)
Other	833	614

Net cash provided by operating activities	7,669	7,215

Investing activities:
Loan originations	(106,515)	(81,047)
Purchases of:
Securities available for sale	(108,173)	(57,242)
Interest rate cap contracts	(565)	—
FHLB stock	(4,368)	(4,975)
Premises and equipment	(189)	(1,434)
Principal repayments of:
Loans receivable	79,226	67,352
Securities available for sale	94,544	92,381
Proceeds from the sale of:
Securities available for sale	—	6,542
Real estate acquired through foreclosure	1,029	123
Proceeds from bank owned life insurance	—	631
Redemption of FHLB stock	5,054	7,064
Funding of real estate held for investment	(7,694)	(6,742)
Proceeds from real estate held for investment	1,371	4,664

Net cash (used in) provided by investing activities	(46,280)	27,317

Financing activities:
Net increase in deposits	10,439	26,987
Proceeds from long-term borrowings	179,909	129,764
Repayments of long-term borrowings	(137,482)	(107,276)
Net decrease in short-term borrowings	(2,568)	(75,241)
Proceeds received from exercise of stock options	236	211
Dividends paid	(2,483)	(2,567)
Payments to acquire treasury stock	(2,152)	(2,066)

Net cash provided by (used in) financing activities	45,899	(30,188)

Net increase in cash equivalents	7,288	4,344
Cash equivalents at beginning of period	19,258	22,701

Cash equivalents at end of period	$26,546	$27,045

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2008	2007
Supplemental information:

Interest paid	$32,966	$36,165
Income taxes paid	662	615

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	52	304
Transfers from accrued expenses and other liabilities to deposits	7,011	6,468
Dividends declared but not paid	1,224	1,272

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

The results of operations for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2008, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2008, the Company recorded approximately $27,000 and $53,000 in compensation expense and a tax benefit of $16,300 related to our share-based compensation awards that are expected to vest in 2008. As of June 30, 2008, there was approximately $317,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the three and six months ended June 30, 2008 there were $4,000 and $10,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $0 and $15,000 at June 30, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis.

On July 23, 2008 the Company redeemed $5.0 million of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $6,250 and $13,750 at June 30, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of June 30, 2008:
Trust preferred securities	$500	$—	$(52)	$448
Municipal securities	125,724	1,078	(1,324)	125,478
Equity securities	794	26	(103)	717
Corporate bonds	67,655	107	(11,947)	55,815
Mortgage-backed securities	877,205	7,284	(6,026)	878,463

	$1,071,878	$8,495	$(19,452)	$1,060,921

December 31, 2007:
Trust Preferred securities	$500	$—	$(16)	$484
Municipal securities	107,499	2,374	(172)	109,701
Equity securities	794	51	(31)	814
Corporate bonds	59,381	148	(4,982)	54,547
Mortgage-backed securities	890,364	7,407	(3,345)	894,426

	$1,058,538	$9,980	$(8,546)	$1,059,972

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008:

As of June 30, 2008 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$448	$52	1	$448	$52
Municipal securities	77	61,719	906	14	12,315	418	91	74,034	1,324
Equity Securities	4	467	78	1	132	25	5	599	103
Corporate bonds	4	13,528	522	8	32,423	11,425	12	45,951	11,947
Mortgage-backed securities	14	50,676	659	119	335,758	5,367	133	386,434	6,026

	99	$126,390	$2,165	143	$381,076	$17,287	242	$507,466	$19,452

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

As of December 31, 2007 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$484	$16	1	$484	$16
Municipal securities	14	12,475	141	2	1,742	31	16	14,217	172
Equity Securities	3	302	12	1	138	19	4	440	31
Corporate bonds	1	2,456	44	8	38,903	4,938	9	41,359	4,982
Mortgage-backed securities	2	5,346	25	129	391,413	3,320	131	396,759	3,345

	20	$20,579	$222	141	$432,680	$8,324	161	$453,259	$8,546

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2008	December 31, 2007
Mortgage loans:
Residential - single family	$332,614	$314,438
Residential - multi family	31,927	33,196
Commercial real estate	80,921	80,141
Construction	49,866	51,391

Subtotal mortgage loans	495,328	479,166

Other loans:
Consumer loans
Home equity loans	69,140	67,550
Dealer auto and RV loans	55,787	51,593
Other loans	10,571	11,336
Commercial business	37,832	29,164

Subtotal other loans	173,330	159,643

Total Loans	668,658	638,809

Less:
Allowance for loan losses	5,572	5,414
Deferred loan fees and net discounts	(2,682)	(2,576)
Loans in process	10,784	11,720

	$654,984	$624,251

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2008	$5,414
Provision for loan losses	511
Charge offs	(478)
Recoveries	125

Balance, June 30, 2008	$5,572

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2008		December 31, 2007
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$64,984	7.7%	$55,775	6.6%
NOW account deposits	107,913	12.8%	96,566	11.5%
Money Market deposits	27,661	3.3%	25,509	3.0%
Passbook account deposits	108,089	12.8%	98,460	11.7%
Time deposits	537,635	63.4%	566,544	67.2%

	$846,282	100.0%	$842,854	100.0%

Time deposits mature as follows:

Within one year	$392,117	46.1%	$438,957	52.1%
After one year through two years	95,432	11.3%	78,601	9.3%
After two years through three years	38,665	4.6%	41,979	5.0%
After three years through four years	3,605	0.4%	4,305	0.5%
After four years through five years	6,354	0.8%	1,491	0.2%
Thereafter	1,462	0.2%	1,211	0.1%

	$537,635	63.4%	$566,544	67.2%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2008		December 31, 2007
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.61%	$215,860	4.40%	$231,870
Due beyond 12 months but within 2 years	5.09%	236,750	5.15%	231,750
Due beyond 2 years but within 3 years	4.34%	90,000	4.98%	165,000
Due beyond 3 years but within 4 years	3.84%	24,036	—	—
Due beyond 5 years	4.09%	10,044	1.00%	46

		$576,690		$628,666

Repurchase agreements:
Due within 12 months	4.44%	$112,000	4.93%	$97,000
Due beyond 12 months but within 2 years	5.11%	20,000	5.16%	50,000
Due beyond 2 years but within 3 years	—	—	5.02%	10,000
Due beyond 3 years but within 4 years	3.24%	25,000	—	—
Due beyond 4 years but within 5 years	3.44%	70,000	—	—
Due beyond 5 years	4.16%	45,000	4.28%	25,000

		$272,000		$182,000

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	472	5.25%	945

		$2,362		$2,835

Corporate borrowings
Due within 12 months	5.55%	$9,000	5.55%	$9,000

Treasury tax and loan note payable	1.75%	$172	4.00%	$143

Borrowings for joint ventures	5.50%	$4,843	7.75%	$2,564

Junior subordinated notes
Due beyond 5 years	6.02%	$51,542	6.65%	$51,519

Included in the $576.7 million of FHLB advances at June 30, 2008 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $576.7 million of FHLB advances is a $10.0 million structured advance in which the FHLB has the one time right (European Call) to call the advance in June 2012. If the FHLB does not call the advance on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty.

Included in the $272.0 million of repurchase agreements (REPO) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $272.0 million of REPOs are $60.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of the structured REPO are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. The structured REPO also includes an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. Also included in the $272.0 million of REPOs are $20.0 million in structured REPOs in which the counterparty has the one time right (European Call) to call the REPO in June 2012. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in footnote two.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net income	$3,161	$2,010
Weighted-average common shares outstanding	12,038	12,477

Basic earnings per share	$0.26	$0.16

Weighted-average common shares outstanding	12,038	12,477
Common stock equivalents due to effect of stock options	80	137

Total weighted-average common shares and equivalents	12,118	12,614

Diluted earnings per share	$0.26	$0.16

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income	$5,116	$3,943
Weighted-average common shares outstanding	12,073	12,499

Basic earnings per share	$0.42	$0.32

Weighted-average common shares outstanding	12,073	12,499
Common stock equivalents due to effect of stock options	87	144

Total weighted-average common shares and equivalents	12,160	12,643

Diluted earnings per share	$0.42	$0.31

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 234,809 and 320,773 at June 30, 2008 and June 30, 2007, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 97,092 shares at $10.83 per diluted share expiring November 2012, 84,860 shares at $15.35 per diluted share expiring November 2013, 88,590 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015, 16,660 shares at $12.40 per diluted share expiring May 2015, 91,550 shares at $10.75 per diluted share, expiring November 2016, were outstanding as of June 30, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net Income:	$3,161	$2,010
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $5,403 in 2008, $5,357 in 2007.	(10,488)	(10,854)
Net securities gains reclassified into earnings, net of tax expense of $234 in 2007.	—	454
Pension and postretirement amortization, net of tax expense of $6, in 2008	12	—
Fair value adjustment on derivatives, net of tax expense of $391 in 2007, $70 in 2006	—	760

Other comprehensive loss - net of tax	(10,476)	(9,640)

Comprehensive loss	$(7,315)	$(7,630)

(Dollar amounts in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net Income:	$5,116	$3,943
Other comprehensive loss - net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $4,213 in 2008 and $4,235 in 2007.	(8,178)	(8,677)
Net securities gains reclassified into earnings, net of tax expense of $234 in 2007.	—	454
Pension and postretirement amortization, net of tax expense of $26, in 2008	50
Fair value adjustment on derivatives, net of tax expense of $358 in 2007, $119 in 2006	—	696

Other comprehensive loss - net of tax	(8,128)	(7,527)

Comprehensive loss	$(3,012)	$(3,584)

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2008, the participants in the plan had credited service under the SERP ranging from 17 to 29 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2008:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Components of net periodic pension cost
Service cost	$11	$13	$22	$26
Interest cost	27	24	54	48
Amortization of unrecognized gains and losses	6	4	12	8
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$54	$51	$108	$102

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Components of net periodic pension cost
Service cost	$8	$2	$16	$4
Interest cost	12	8	24	16
Amortization of prior service cost	22	16	44	32

Net periodic pension cost	$42	$26	$84	$52

10.	Fair Value

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$—	$1,060,921	$—	$1,060,921
Interest rate caps	—	787	—	787
Liabilities:	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2008 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2008, the Company reported net income of $3.2 million, a $1.2 million, or 57.3%, increase in earnings over the same period last year. The Company realized a decrease to interest income of approximately $609,000 over the same quarter last year. However, interest expense decreased by approximately $1.9 million during the same period. The result was an increase of 28 basis points to the Company’s net interest margin.

During the six months ended June 30, 2008, the Company reported net income of $5.1 million, a $1.2 million, or 29.8%, increase in earnings over the same period last year. The Company realized a decrease to interest income of approximately $912,000 over the same period last year. However, interest expense decreased by approximately $2.4 million during the same period. The result was an increase of 18 basis points to the Company’s net interest margin.

The increase in income for the quarter and year to date reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the company purchased structured repo’s with imbedded interest rate caps. These interest rate caps will aid in insulating the company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the company’s interest rate margin. During the second quarter of 2008, the Company had approximately $70.0 million of wholesale borrowings maturing with a weighted average rate of 4.40% and an original call/maturity of 2.9 years. These borrowings were replaced during the quarter ended June 30, 2008 with borrowings at a weighted average rate of 3.91% and a weighted average call/maturity of 4.32 years. During the six months ended June 2008, the Company replaced approximately $162.0 million of maturing wholesale borrowings at a weighted average rate of 4.31% and an original call/maturity of 4.3 years with borrowings at a weighted average rate of 3.53% and an average call/maturity of 3.69 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to five years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps and interest rate caps imbedded in structured repo’s, which help to insulate the Bank’s interest rate risk position from increases in interest rates; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.2 million for the three months ended June 30, 2008, as compared to net income of $2.0 million for the same period in the prior year. The $1.2 million, or 57.3%, increase in net income for the quarter ended June 30, 2008, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses and non-interest income of $1.2 million and $570,000, respectively, as well as a decrease in non-interest expense of $19,000, partially offset by an increase in provision for income taxes of $629,000.

The Company recorded net income of $5.1 million for the six months ended June 30, 2008, as compared to net income of $3.9 million for the same period in the prior year. The $1.2 million, or 29.8% increase in net income for the six months ended June 30, 2008, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses and non-interest income of $1.5 million and $80,000 respectively, as well as a decrease in non-interest expense of $238,000, partially offset by an increase in provision for income taxes of $658,000.

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

Net interest income increased $1.3 million, or 20.5%, to $7.6 million for the three months ended June 30, 2008, compared to $6.3 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $1.9 million, partially offset by a decrease to interest income of $609,000.

Net interest income increased by $1.5 million, or 11.8%, to $14.4 million for the six months ended June 30, 2008 compared to $12.9 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $2.4 million, partially offset by a decrease to interest income of $912,000.

Interest income. Interest income decreased $609,000, or 2.5%, for the three months ended June 30, 2008, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, Federal Home Loan Bank (FHLB) stock and interest earning deposits of $668,000, $202,000 and $37,000, respectively, partially offset by an increase in interest earned on loans receivable of $298,000.

Interest earned on loans receivable increased $298,000, or 3.1%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $47.6 million, or 7.9%, to $653.5 million for the three months ended June 30, 2008, compared to $605.9 million for the same period in the prior year, partially offset by a decrease in the yield of 27 basis points to 6.06% at June 30, 2008 from 6.33% at June 30, 2007.

Interest earned on securities decreased $668,000, or 4.7%, for the three months ended June 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $45.3 million, or 4.1%, to $1.1 billion at June 30, 2008, as well as a decrease in the tax equivalent yield on securities to 5.27% for the three months ended June 30, 2008 from 5.32% for the same period in the prior year. The reduction to the average balance of the securities portfolio was due to the Company’s investment strategy commenced in 2007 which was to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy was intended to reduce the Company’s borrowings while strengthening its capital position. During 2008, the Company will resume purchasing a blend of fixed and adjustable rate products.

Interest earned on FHLB stock decreased $202,000, or 40.8%, for the three months ended June 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the yield of 204 basis points to 3.93% at June 30, 2008 from 5.97% for the same period in the prior year, as well as a decrease in the average balance between the periods of $3.4 million, or 10.1%, to $29.9 million for the three months ended June 30, 2008 as compared to $33.3 million for the same period in the prior year.

Interest income decreased $912,000, or 1.9%, for the six months ended June 30, 2008, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, FHLB stock and interest-earning deposits of $1.4 million, $307,000 and $45,000, respectively, partially offset by an increase in interest earned on loans receivable of $870,000.

Interest earned on loans receivable increased $870,000, or 4.6%, for the six months ended June 30, 2008 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $45.1 million, or 7.5%, to $646.8 million for the six months ended June 30, 2008 as compared to $601.7 million for the same period in the prior year, partially offset by a decrease in the yield of 17 basis points to 6.13% at June 30, 2008 from 6.30% at June 30, 2007.

Interest earned on securities decreased $1.4 million, or 5.0%, for the six months ended June 30, 2008 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $57.7 million, or 5.1%, to $1.1 billion at June 30, 2008. The tax equivalent yield on securities remained steady between the periods at 5.32%. The reduction to the average balance of the securities portfolio was due to the Company’s investment strategy commenced in 2007 which was to de-leverage a portion of its wholesale strategy by using repayments on securities to repay short term borrowings. This strategy was intended to reduce the Company’s borrowings while strengthening its capital position. During 2008, the Company will resume purchasing a blend of fixed and adjustable rate product when the ten year treasury bond is in a favorable position.

Interest earned on FHLB stock decreased $307,000, or 30.6%, for the six months ended June 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the yield of 149 basis points to 4.54% at June 30, 2008 from 6.03% for the same period in the prior year, as well as a decrease in the average balance between the periods of $2.7 million, or 8.2%, to $30.8 million for the six months ended June 30, 2008, as compared to $33.5 million for the same period in the prior year.

These changes are reflected in the quarterly and year to date rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $1.9 million, or 10.6%, for the three months ended June 30, 2008, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.2 million, $559,000 and $107,000, respectively.

Interest incurred on deposits decreased $1.2 million, or 18.1%, for the three months ended June 30, 2008, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.82% from 3.52% for the quarters ended June 30, 2008 and 2007, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $18.5 million, or 2.4%, to $797.9 million for the three months ended June 30, 2008, compared to $779.4 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $559,000 or 5.5%, for the three months ended June 30, 2008 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.59% from 4.78% as well as a decrease in the average balance of $12.3 million, or 1.4%, for the quarters ended June 30, 2008 and 2007.

Interest incurred on deposits decreased $1.3 million, or 9.5%, for the six months ended June 30, 2008, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 3.06% from 3.48% for the six months ended June 30, 2008 and 2007, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $19.4 million, or 2.5%, to $793.5 million for the six months ended June 30, 2008, compared to $774.1 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $998,000 or 4.8%, for the six months ended June 30, 2008 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of $27.2 million, or 3.1%, to $845.9 million for the six months ended June 30, 2008, compared to $873.0 million for the same period in the prior year, as well as a decrease in the cost of these funds between the periods to 4.67% from 4.76%.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings decreased by $107,000 due primarily to a decrease in the cost of these funds to 5.94% for the quarter ended June 30, 2008 from 6.77% for the same period in the prior year. For the six months ended June 30, 2008, the interest incurred on these borrowings decreased by $156,000 due primarily to a decrease in the cost of these funds to 6.16% from 6.79% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2008				2007
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$917,206	$11,885	5.18%		$952,410	$12,060	5.07%
Taxable corporate bonds available for sale	46,346	437	3.79%		50,458	841	6.69%
Tax-exempt securities available for sale	108,253	1,194	6.68	%(1)	114,256	1,283	6.81%

	1,071,805	13,516	5.27	%(1)	1,117,124	14,184	5.32%

Mortgage loans	477,402	7,154	5.99%		447,534	6,918	6.18%
Other loans	161,860	2,485	6.17%		146,672	2,440	6.67%
Tax-exempt loans	14,269	162	6.91	%(1)	11,680	145	7.55%

	653,531	9,801	6.06	%(1)	605,886	9,503	6.33%

Cash equivalents	19,944	52	1.05%		14,987	89	2.41%
FHLB stock	29,918	293	3.93%		33,269	495	5.97%

	49,862	345	2.77%		48,256	584	4.86%

Total interest-earning assets	1,775,198	23,662	5.49	%(1)	1,771,266	24,271	5.65%
Other noninterest-earning assets	145,066	—	—		124,220	—	—

Total assets	$1,920,264	$23,662	5.08	%(1)	$1,895,486	$24,271	5.28%

Interest-bearing liabilities:
Interest-bearing demand deposits	$237,354	$326	0.55%		$229,789	$476	0.83%
Time deposits	560,562	5,273	3.78%		549,621	6,362	4.64%

	797,916	5,599	2.82%		779,410	6,838	3.52%

FHLB advances	578,760	6,937	4.82%		649,899	7,643	4.72%
Repurchase Agreements	253,667	2,589	4.10%		196,167	2,407	4.92%
Other borrowings	15,563	161	4.16%		14,180	196	5.54%

	847,990	9,687	4.59%		860,246	10,246	4.78%

Preferred securities-fixed	36,083	528	5.89%		36,083	528	5.87%
Preferred securities-adjustable	15,457	233	6.06%		15,389	340	8.89%

	51,540	761	5.94%		51,472	868	6.77%

Total interest-bearing liabilities	1,697,446	16,047	3.80%		1,691,128	17,952	4.26%
Noninterest-bearing demand deposits	65,625	—	—		58,653	—	—
Other noninterest-bearing liabilities	25,780	—	—		17,572	—	—

Total liabilities	1,788,851	16,047	3.61%		1,767,353	17,952	4.07%
Stockholders’ equity	131,413	—	—		128,133	—	—

Total liabilities and equity	$1,920,264	$16,047	3.36%		$1,895,486	$17,952	3.80%

Net interest income		$7,615				$6,319

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.69	%(1)			1.39	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.86	%(1)			1.58	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Dollar amounts in thousands)	Six months ended June 30,
	2008				2007
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$916,649	$23,826	5.20%		$964,314	$24,479	5.08%
Taxable corporate bonds available for sale	46,345	1,041	4.52%		50,869	1,634	6.48%
Tax-exempt securities available for sale	107,583	2,374	6.69	%(1)	113,063	2,558	6.86	%(1)

	1,070,577	27,241	5.32	%(1)	1,128,246	28,671	5.32	%(1)

Mortgage loans	473,821	14,289	6.03%		444,389	13,694	6.16%
Other loans	158,691	5,013	6.35%		145,343	4,777	6.63%
Tax-exempt loans	14,244	323	6.90	%(1)	11,938	284	7.26	%(1)

	646,756	19,625	6.13	%(1)	601,670	18,755	6.30	%(1)

Cash equivalents	16,254	112	1.39%		13,835	157	2.29%
FHLB stock	30,783	695	4.54%		33,529	1,002	6.03%

	47,037	807	3.45%		47,364	1,159	4.94%

Total interest-earning assets	1,764,370	47,673	5.57	%(1)	1,777,280	48,585	5.64	%(1)
Other noninterest-earning assets	147,770	—	—		125,365	—	—

Total assets	$1,912,140	$47,673	5.14	%(1)	$1,902,645	$48,585	5.27	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$230,768	$710	0.62%		$224,428	$841	0.76%
Time deposits	562,729	11,377	4.07%		549,692	12,517	4.59%

	793,497	12,087	3.06%		774,120	13,358	3.48%

FHLB advances	603,570	14,425	4.81%		664,672	15,436	4.68%
Repurchase Agreements	227,000	4,876	4.32%		194,083	4,796	4.98%
Other borrowings	15,293	325	4.27%		14,284	392	5.53%

	845,863	19,626	4.67%		873,039	20,624	4.76%

Preferred securities-fixed	36,083	1,055	5.88%		36,083	1,055	5.90%
Preferred securities-adjustable	15,451	523	6.81%		15,380	679	8.90%

	51,534	1,578	6.16%		51,463	1,734	6.79%

Total interest-bearing liabilities	1,690,894	33,291	3.96%		1,698,622	35,716	4.24%
Noninterest-bearing demand deposits	62,505	—	—		57,875	—	—
Other noninterest-bearing liabilities	25,176	—	—		17,206	—	—

Total liabilities	1,778,575	33,291	3.76%		1,773,703	35,716	4.06%
Stockholders’ equity	133,565	—	—		128,942	—	—

Total liabilities and equity	$1,912,140	$33,291	3.50%		$1,902,645	$35,716	3.79%

Net interest income		$14,382				$12,869

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.61	%(1)			1.40	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.77	%(1)			1.59	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2008 and 2007 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, June 30, 2008 versus 2007 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(572)	$(96)	$(668)
Loans	726	(428)	298
Cash equivalents	23	(60)	(37)
FHLB stock	(46)	(156)	(202)

Total interest-earning assets	131	(740)	(609)

Interest expense:
Deposits	159	(1,398)	(1,239)
FHLB advances	(850)	144	(706)
Repurchase agreements	630	(448)	182
Other borrowings	18	(53)	(35)
Preferred securities	1	(108)	(107)

Total interest-bearing liabilities	(42)	(1,863)	(1,905)

Net interest income	$173	$1,123	$1,296

(Dollar amounts in thousands)	Six months ended, June 30, 2008 versus 2007 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(1,467)	$37	$(1,430)
Loans	1,378	(508)	870
Cash equivalents	24	(69)	(45)
FHLB stock	(77)	(230)	(307)

Total interest-earning assets	(142)	(770)	(912)

Interest expense:
Deposits	327	(1,598)	(1,271)
FHLB advances	(1,450)	439	(1,011)
Repurchase agreements	753	(673)	80
Other borrowings	26	(93)	(67)
Preferred securities	2	(158)	(156)

Total interest-bearing liabilities	(342)	(2,083)	(2,425)

Net interest income	$200	$1,313	$1,513

Provision for loan losses. The provision for loan losses increased $105,000 to $290,000 for the quarter ended June 30, 2008, compared to $185,000 for the same period last year. The provision for loan losses remained the same for the six months ended June 30, 2008 compared to the same period in the prior year. These provisions were part of the normal operations of the Company for the second quarter and first six months of 2008. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2008 amounted to $5.6 million, or .83% of the Company’s total loan portfolio, as compared to $5.4 million, or .85%, at December 31, 2007. The Company’s allowance for losses on loans as a percentage of non-performing loans was 251.0% and 236.2% at June 30, 2008 and December 31, 2007, respectively.

Non-interest income. Non-interest income increased $570,000, or 29.4%, for the three months ended June 30, 2008, compared to the same period in the prior year. This increase can be attributed to increases in other income of $460,000.

Non-interest income increased $80,000, or 2.1%, for the six months ended June 30, 2008, as compared to the same period in the prior year. This increase can be attributable to increases in fees and service charges and other income of $69,000 and $195,000, respectively, partially offset by a decrease in income from real estate joint ventures of $219,000.

Fees and service charges increased $69,000, or 3.8%, to $1.9 million for the six months ended June 30, 2008 compared to $1.8 million for the same period in the prior year. These increases can be attributed to increases in fees on NOW accounts due to the Company’s overdraft protection program and debit card transaction fees.

Other income increased $460,000, to $531,000 for the quarter ended June 30, 2008 compared to income of $71,000 for the same period in the prior year. The increase can be attributable to an increase in the value of the Company’s interest rate cap contracts of $363,000 (refer to the discussion on securities on page 29), as well as an increase in title fee income of $55,000. Additionally the quarter ended June 30, 2007 included a loss of $49,000 on the sale of property the Company held for investment.

Other income increased $195,000, or 60.4%, to $518,000 for the six months ended June 30, 2008 compared to income of $323,000 for the same period in the prior year. The increase can be attributable to an increase in the value of the Company’s interest rate cap contracts of $222,000 (refer to the discussion on securities on page 29), as well as an increase in title fee income of $78,000. Additionally, the six months ended June 30, 2008 included a loss of $49,000 on the sale of property the Company held for investment.

Income from real estate joint ventures decreased $219,000, or 20.2%, to $865,000 for the six months ended June 30, 2008 compared to income of $1.1 million for the same period in the prior year. The Company has a 51% ownership in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first six months of 2008 the Company experienced decreased income over the same period last year, primarily due to the completion of the Company’s Springfield Manor project in 2007.

Non-interest expense. Non-interest expense decreased $19,000, or 0.3%, to $5.9 million for the three months ended June 30, 2008 as compared to $5.9 million for the same period in the prior year. This decrease was primarily related to decreases in minority interest, data processing and amortization of intangible assets of $88,000, $17,000 and $28,000, respectively, partially offset by increases to other expense of $119,000.

Non-interest expense decreased $238,000, or 2.0%, to $11.7 million for the six months ended June 30, 2008 as compared to $11.9 million for the same period in the prior year. This decrease was primarily related to decreases in minority interest an amortization of intangible assets of $324,000 and $57,000, respectively, partially offset by increases to other expenses of $101,000.

Minority interest decreased $88,000, or 37.3%, to $148,000 for the quarter ended June 30, 2008 as compared to $236,000 for the same period in the prior year. Minority interest decreased $324,000, or 66.7%, to $162,000 for the six months ended June 30, 2008 as compared to $486,000 for the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s joint ventures in which the Company has a 51% ownership. This change corresponds to the decreases in income from joint ventures between the periods.

Data processing decreased $17,000, or 3.4% to $481,000 for the quarter ended June 30, 2008 as compared to $498,000 for the same period in the prior year, primarily due to decreases in the depreciation between the periods.

Amortization of intangible assets decreased $28,000, or 15.6%, for the quarter ended June 30, 2008 and $57,000, or 15.6%, for the six months ended June 30, 2008 as compared to the same periods in the prior year. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Provision for income taxes. The provision for income taxes increased $629,000 to $777,000 for the three months ended June 30, 2008, compared to $148,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income as well as a decrease in the tax-free income between the quarters and reflects an effective tax rate of 19.7% for the quarter ended June 30, 2008 as compared to 6.9% for the same period in the prior year.

The provision for income taxes increased $658,000 to $915,000 for the six months ended June 30, 2008, compared to $257,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income as well as a decrease in the tax-free income between the periods and reflects an effective tax rate of 15.2% for the six months ended June 30, 2008 as compared to 6.1% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $42.2 million, or 2.2%, to $1.9 billion at June 30, 2008. Cash and cash equivalents, securities available for sale, loans receivable, accrued interest receivable, prepaid expenses and other assets and bank owned life insurance increased by $7.3 million, $949,000, $30.7 million, $104,000, $5.9 million, and $577,000, respectively. These increases were offset by decreases to FHLB stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets of $686,000, $298,000, $935,000, $1.1 million and $321,000, respectively. Total liabilities increased $49.1 million, or 2.8%, to $1.8 billion at June 30, 2008, as compared to $1.7 billion as of December 31, 2007, and stockholders’ equity decreased $6.9 million, or 5.2%, to $126.0 million at June 30, 2008 as compared to $132.8 million at December 31, 2007. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $3.4 million, $39.9 million, $751,000 and $7.9 million, respectively, which were partially offset by a decrease in accounts payable for land development of $2.8 million. The decrease to stockholders’ equity was primarily the result of an increase to accumulated other comprehensive loss of $8.1 million and an increase to treasury stock of $1.5 million, partially offset by an increase in retained earnings of $2.3 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $7.3 million, or 37.8%, to $26.5 million at June 30, 2008 from $19.3 million at December 31, 2007. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds. The increase at June 30, 2008 resulted from the deposit of funds from the repayment of approximately $4.5 million of loans to local school districts, an increase of $3.6 million to federal funds sold, partially offset by a decrease of approximately $1.3 million resulting from the Company instituting procedures to minimize vault cash.

Securities. The Company’s securities portfolio increased by $949,000, or .09%, to $1.1 billion during the six months ended June 30, 2008. The Company’s investment strategy for 2008 is to utilize the cashflows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company will also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company recently took down $60.0 million of wholesale borrowings with imbedded interest rate caps to help insulate the net interest margin against a rapid rise in short term interest rates and $30.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first six months of 2008, this resulted in $222,200 of non-interest income due to increases in the fair value of these interest rate caps.

The Company’s securities portfolio increased by $949,000, or 0.09%, to $1.1 billion at June 30, 2008. During the six months ended June 30, 2008, the Company recorded purchases of available for sale securities of $108.2 million, consisting of purchases of fixed-rate mortgage backed securities of $61.1 million, adjustable-rate mortgage backed securities of $12.6 million, $19.2 million of municipal bonds and $15.3 million of corporate bonds. Offsetting this increase were repayments and maturities of securities of $94.6 million, premium amortizations of $289,000 and $12.4 million due to decreases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized. The securities portfolio is primarily funded by the Company’s borrowings.

In the first six months of 2008, this wholesale leverage strategy accounted for $2.5 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $15.8 million

Quarterly, the Company reviews its securities portfolio for other-than-temporary impairment. This review includes an assessment of the following factors, the rating of the security, the length of time that the decline in fair value has existed, the financial condition of the issuer and the issuer’s ability to continue to pay interest or dividends, whether the decline can be attributed to specific adverse conditions in the geographic area or industry, the extent that fair value is below cost and management’s ability to hold the investment for a period of time to allow for recovery.

As of June 30, 2008, the Company had securities with unrealized losses greater than twelve months of $17.3 million, as illustrated in footnote 3 to the unaudited consolidated financial statements on page twelve. Included in the $17.3 million was $11.4 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other than temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does have the intent and ability to hold the securities until recovery and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $30.7 million, or 4.9%, to $655.0 million at June 30, 2008 from $624.3 million at December 31, 2007. Included in this increase were increases in mortgage loans and other loans of $16.2 million, or 3.4%, and $13.7 million, or 8.6%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $884,000, or 6.1%, during the six months ended June 30, 2008. During the period the Company had loan originations of approximately $106.5 million and loan repayments of approximately $79.2 million, resulting in the overall growth to the portfolio.

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

Non-performing assets amounted to $3.2 million, or 0.17%, of total assets at June 30, 2008 compared to $4.3 million, or 0.23%, of total assets at December 31, 2007. The decrease in non-performing assets of approximately $1.1 million was primarily the result of a decrease in REO, non accrual loans and repossessed vehicles of approximately $935,000, $69,000 and $76,000, respectively. The decrease to REO was due to the sale of two of the three unfinished spec homes that the Company acquired via judicial sale in 2006. The Company has contracted to have the unfinished spec home completed and this home is being marketed through a local real estate agency.

FHLB Stock. FHLB stock decreased $686,000, or 2.2%, to $30.8 million at June 30, 2008 compared to $31.5 million at December 31, 2007. This decrease was a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment decreased $298,000, or 2.5%, to $11.6 million at June 30, 2008 compared to $11.9 million at December 31, 2007. This decrease was primarily due to depreciation offsetting purchases in the six months ended June 30, 2008.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $1.1 million, or 3.1%, to $35.2 million at June 30, 2008 compared to $36.3 million at December 31, 2007. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $321,000, or 12.9%, to $2.2 million at June 30, 2008 from $2.5 million at December 31, 2007. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $601,000, $494,000, $413,000, $332,000 and $539,000 for the years 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $5.9 million, or 43.6%, to $19.6 million at June 30, 2008 from $13.6 million at December 31, 2007. The increase primarily resulted from an increase to the receivable account for securities payments and an increase in the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of approximately $4.2 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $846.3 million, or 48.0%, of the Company’s total funding sources at June 30, 2008. Total deposits increased $3.4 million, or 0.4%, to $846.3 million at June 30, 2008 from $842.9 million at December 31, 2007. Non-interest-bearing deposits increased $9.2 million while interest-bearing demand deposits increased $23.1 million and time deposits decreased $28.9 million, respectively, during the six months ended June 30, 2008. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts. The Company has experienced a decline in the time deposits primarily due to competitive rates being offered by regional banks in the Company’s market area.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $39.9 million, or 4.5%, to $916.6 million at June 30, 2008 from $876.7 million at December 31, 2007. FHLB advances decreased $52.0 million, or 8.3%, repurchase agreements increased $90.0 million, or 49.5%, while other borrowings increased approximately $1.8 million, or 12.6% during the six months ended June 30, 2008. Borrowed funds and deposits are two of the primary sources of funds for the Company. Due to the decline in the Company’s time deposits the Company has increased borrowed funds to support loan and securities growth. As part of its general business practice the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and Repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $2.8 million to $9.9 million at June 30, 2008. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Stockholders’ equity. Stockholders’ equity decreased $6.9 million, or 5.2%, to $126.0 million at June 30, 2008 as compared to $132.8 million at December 31, 2007. The decrease to stockholders’ equity was primarily the result of an increase to accumulated other comprehensive loss of $8.1 million and an increase to treasury stock of $1.5 million, partially offset by an increase in retained earnings of $2.3 million. The increase in accumulated other comprehensive loss of $8.1 million is primarily related to a decline in the pre-tax fair value of the floating rate corporate bonds of $6.5 million, municipal bonds of $2.4 million and fixed rate mortgage backed securities of $4.2 million.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans and (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and the purchase of off-balance sheet interest rate caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of June 30, 2008, the implementation of these asset and liability initiatives resulted in the following: (i) $197.4 million or 29.5% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $89.6 million or 25.2% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs and (iii) $284.4 million or 32.4% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and the Company had $30.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2008, the Company’s interest-earning assets maturing or repricing within one year totaled $502.9 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $928.6 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $425.7 million or a negative 22.1% of total assets. At June 30, 2008, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 54.2%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2008 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2008 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net income at June 30, 2008, increased from December 31, 2007.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.04)%	(0.30)%	(2.37)%	N/A
Return on average equity - increase (decrease)	(0.09)%	(0.46)%	(3.73)%	N/A
Diluted earnings per share - increase (decrease)	(0.04)%	(0.41)%	(3.96)%	N/A
EVE - increase (decrease)	(27.35)%	(52.62)%	5.23%	N/A

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(1.24)%	(2.91)%	(0.48)%	(04.43)%
Return on average equity - increase (decrease)	(2.24)%	(5.83)%	(1.05)%	(9.12)%
Diluted earnings per share - increase (decrease)	(2.45)%	(5.98)%	(1.22)%	(9.51)%
EVE - increase (decrease)	(25.19)%	(56.52)%	9.15%	5.25%

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $7.7 million during the six months ended June 30, 2008. Net cash provided by operating activities was primarily comprised of net income of $5.1 million.

Funds used in investing activities totaled $46.3 million during the six months ended June 30, 2008. Primary uses of funds were $106.5 million for origination of loans, $108.2 million for security purchases, $565,000 for interest rate cap purchases, $4.4 million for purchases of FHLB stock, and $7.7 million for funding of real estate held for investment. Offsetting these uses were sources of funds during the period included repayments of securities of $94.5 million, repayments of loans of $79.2 million, redemption of FHLB Stock of $5.1 million, proceeds from sale of real estate acquired through foreclosure of $1.0 million and proceeds from real estate held for investment of $1.4 million.

Funds provided by financing activities totaled $45.9 million for the six months ended June 30, 2008. The primary sources of funds were $10.4 million from the increase in deposits and $179.9 million from proceeds from long-term borrowings. Partially offsetting these sources were uses of funds including repayment of long-term borrowings of $137.5 million, net repayment of short-term borrowings of $2.6 million, payment of dividends of $2.5 million and $2.2 million for the acquisition of treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended June 30, 2008, the Company incurred $73.1 million in long-term borrowings with a weighted average rate of 3.91% and the Company repaid $70.0 million of long-term borrowings with a weighted average rate of 4.40%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At June 30, 2008, the total approved loan commitments outstanding amounted to $32.4 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $81.8 million and the unadvanced portion of construction loans approximated $9.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $392.1 million.

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

On June 17, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2008, to shareholders of record at the close of business on June 30, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2008, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.3% and 14.2%, respectively.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2008	28,039	$10.07	28,039	292,920
May 1-31, 2008	15,430	10.13	15,430	277,490
June 1-30, 2008	11,523	10.51	11,523	265,967

Totals	54,992	$10.18	54,992	265,967

(1)	On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, of the Company’s outstanding common stock. The new plan will begin upon the completion of the existing plan, which has approximately 29,178 shares remaining for repurchase. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company previously announced the results of the stockholder votes at its Annual Meeting held on April 16, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: August 8, 2008	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer