Form 10-Q
period 2008-09-30
ESB FINANCIAL CORP
filed 2008-11-07
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2008:

Common Stock, $0.01 par value	12,184,180 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2008 and December 31, 2007 (Unaudited)

(Dollar amounts in thousands)

	September 30, 2008	December 31, 2007
Assets
Cash on hand and in banks	$4,934	$5,229
Interest-earning deposits	12,473	13,795
Federal funds sold	1,277	234

Cash and cash equivalents	18,684	19,258
Securities available for sale; cost of $1,097,723 and $1,058,538	1,085,489	1,059,972
Loans receivable, net of allowance for loan losses of $5,780 and $5,414	680,710	624,251
Accrued interest receivable	9,742	9,639
Federal Home Loan Bank (FHLB) stock	28,494	31,450
Premises and equipment, net	11,618	11,945
Real estate acquired through foreclosure, net	704	1,692
Real estate held for investment	34,883	36,318
Goodwill	41,599	41,599
Intangible assets	2,008	2,485
Bank owned life insurance	28,860	27,998
Prepaid expenses and other assets	19,361	13,628

Total assets	$1,962,152	$1,880,235

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$872,958	$842,854
FHLB advances	549,031	628,666
Repurchase agreements	319,000	182,000
Other borrowings	22,974	14,542
Junior subordinated notes	46,391	51,519
Advance payments by borrowers for taxes and insurance	1,577	2,579
Accounts payable for land development	7,571	12,680
Accrued expenses and other liabilities	15,778	12,550

Total liabilities	1,835,280	1,747,390

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 and 13,806,812 shares issued; 12,198,260 and 12,407,064 shares outstanding	138	138
Additional paid-in capital	100,870	100,884
Treasury stock, at cost; 1,607,552 and 1,399,748 shares	(18,611)	(16,688)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,893)	(2,571)
Retained earnings	55,049	50,818
Accumulated other comprehensive (loss) income, net	(8,681)	264

Total stockholders’ equity	126,872	132,845

Total liabilities and stockholders’ equity	$1,962,152	$1,880,235

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$10,124	$9,685	$29,749	$28,440
Taxable securities available for sale	12,499	13,059	37,366	39,172
Tax free securities available for sale	1,221	1,201	3,595	3,759
FHLB stock	257	493	952	1,495
Deposits with banks and federal funds sold	34	114	146	271

Total interest income	24,135	24,552	71,808	73,137

Interest expense:
Deposits	5,123	7,168	17,210	20,526
Borrowed funds	10,089	10,395	29,715	31,019
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	702	874	2,280	2,608

Total interest expense	15,914	18,437	49,205	54,153

Net interest income	8,221	6,115	22,603	18,984
Provision for loan losses	409	156	920	667

Net interest income after provision for loan losses	7,812	5,959	21,683	18,317

Noninterest income:
Fees and service charges	1,040	1,038	2,916	2,845
Net gain on sale of loans	—	—	2	7
Increase of cash surrender value of bank owned life insurance	285	276	862	815
Net realized gain on sale of securities available for sale	—	28	—	716
Net realized loss on sale of derivatives	—	—	—	(690)
Income from real estate joint ventures	207	607	1,072	1,691
Other	(1)	134	517	457

Total noninterest income	1,531	2,083	5,369	5,841

Noninterest expense:
Compensation and employee benefits	3,364	3,296	10,126	10,053
Premises and equipment	593	598	1,894	1,852
Federal deposit insurance premiums	35	24	83	74
Data processing	476	471	1,436	1,424
Amortization of intangible assets	150	179	458	544
Minority interest	(37)	215	125	701
Advertising	107	118	309	335
Other	940	994	2,875	2,828

Total noninterest expense	5,628	5,895	17,306	17,811

Income before income taxes	3,715	2,147	9,746	6,347
Provision for income taxes	591	116	1,506	373

Net income	$3,124	$2,031	$8,240	$5,974

Net income per share
Basic	$0.26	$0.16	$0.68	$0.48
Diluted	$0.26	$0.16	$0.68	$0.47
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	12,032,516	12,372,070	12,059,687	12,456,352
Weighted average shares and share equivalents outstanding	12,106,184	12,480,900	12,141,998	12,588,430

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2008 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive (loss) net of tax	Total stockholders’ equity
Balance at January 1, 2008	$138	$100,884	$(16,688)	$(2,571)	$50,818	$264	$132,845

Comprehensive results:
Net income	—	—	—	—	8,240	—	8,240
Other comprehensive results, net	—	—	—	—	—	(8,945)	(8,945)

Total comprehensive results	—	—	—	—	8,240	(8,945)	(705)
Cash dividends at $0.30 per share	—	—	—	—	(3,586)	—	(3,586)
Purchase of treasury stock, at cost (254,149 shares)	—	—	(2,579)	—	—	—	(2,579)
Reissuance of treasury stock for stock option exercises (46,345 shares)	—	—	656	—	(423)	—	233
Release of ESOP shares	—	(56)	—	678	—	—	622
Tax effect of compensatory stock options	—	14	—	—	—	—	14
Release of MRP	—	28	—	—	—	—	28

Balance at September 30, 2008	$138	$100,870	$(18,611)	$(1,893)	$55,049	$(8,681)	$126,872

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net income	$8,240	$5,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	714	771
Provision for loan losses	920	667
Amortization of premiums and accretion of discounts	1,274	1,540
Origination of loans available for sale	(364)	(193)
Proceeds from sale of loans available for sale	366	383
Gain on sale of securities available for sale	—	(716)
Gain on sale of loans available for sale	(2)	(7)
Loss on sale of derivatives	—	690
Amortization of intangible assets	458	544
Compensation expense on ESOP and MRP	650	734
Compensation expense on stock options	80	87
Increases in Bank owned life insurance	(862)	(815)
(Increase) decrease in accrued interest receivable	(103)	66
(Increase) decrease in prepaid expenses and other assets	(217)	520
Increase in accrued expenses and other liabilities	3,148	820
Other	(847)	(1,030)

Net cash provided by operating activities	13,455	10,035

Investing activities:
Loan originations	(170,487)	(127,150)
Purchases of:
Securities available for sale	(170,878)	(147,139)
Interest rate cap contracts	(774)	—
FHLB stock	(6,044)	(8,801)
Premises and equipment	(397)	(1,558)
Principal repayments of:
Loans receivable	112,125	97,058
Securities available for sale	131,321	131,529
Proceeds from the sale of:
Securities available for sale	—	76,973
Real estate acquired through foreclosure	1,072	123
Proceeds from bank owned life insurance	—	631
Redemption of FHLB stock	9,000	10,276
Funding of real estate held for investment	(13,568)	(17,053)
Proceeds from real estate held for investment	9,894	11,702

Net cash (used in) provided by investing activities	(98,736)	26,591

Financing activities:
Net increase in deposits	30,104	19,707
Proceeds from long-term borrowings	283,512	229,764
Repayments of long-term borrowings	(202,779)	(162,567)
Net decrease in short-term borrowings	(14,936)	(100,647)
Redemption of junior subordinated notes	(5,155)	—
Proceeds received from exercise of stock options	247	289
Dividends paid	(3,707)	(3,839)
Payments to acquire treasury stock	(2,579)	(3,501)

Net cash provided by (used in) financing activities	84,707	(20,794)

Net (decrease) increase in cash equivalents	(574)	15,832
Cash equivalents at beginning of period	19,258	22,701

Cash equivalents at end of period	$18,684	$38,533

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2008 and 2007 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2008	2007
Supplemental information:

Interest paid	$48,451	$54,971
Income taxes paid	1,304	1,017

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	81	477
Dividends declared but not paid	1,220	1,258

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

The results of operations for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2008, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2008, the Company recorded approximately $27,000 and $80,000 in compensation expense and a tax benefit of $24,400 related to our share-based compensation awards that are expected to vest in 2008. As of September 30, 2008, there was approximately $290,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the three and nine months ended September 30, 2008 there were $4,000 and $14,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

2.	Guaranteed Preferred Beneficial Interest in Subordinated Debt

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $0 and $15,000 at September 30, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $1,250 and $13,750 at September 30, 2008 and December 31, 2007, respectively, and are amortized on a level yield basis.

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

3.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of September 30, 2008:
Trust preferred securities	$500	$—	$(9)	$491
Municipal securities	131,343	833	(5,089)	127,087
Equity securities	794	18	(118)	694
Corporate bonds	65,419	—	(9,559)	55,860
Mortgage-backed securities	899,667	6,966	(5,276)	901,357

	$1,097,723	$7,817	$(20,051)	$1,085,489

December 31, 2007:
Trust Preferred securities	$500	$—	$(16)	$484
Municipal securities	107,499	2,374	(172)	109,701
Equity securities	794	51	(31)	814
Corporate bonds	59,381	148	(4,982)	54,547
Mortgage-backed securities	890,364	7,407	(3,345)	894,426

	$1,058,538	$9,980	$(8,546)	$1,059,972

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008:

As of September 30, 2008 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$491	$9	1	$491	$9

Municipal securities	105	80,106	3,607	22	18,719	1,482	127	98,825	5,089

Equity Securities	2	160	79	2	232	39	4	392	118

Corporate bonds	6	19,266	2,301	8	36,594	7,258	14	55,860	9,559

Mortgage-backed securities	13	48,145	1,001	113	307,062	4,275	126	355,207	5,276

	126	$147,677	$6,988	146	$363,098	$13,063	272	$510,775	$20,051

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

As of December 31, 2007 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$484	$16	1	$484	$16

Municipal securities	14	12,475	141	2	1,742	31	16	14,217	172

Equity Securities	3	302	12	1	138	19	4	440	31

Corporate bonds	1	2,456	44	8	38,903	4,938	9	41,359	4,982

Mortgage-backed securities	2	5,346	25	129	391,413	3,320	131	396,759	3,345

	20	$20,579	$222	141	$432,680	$8,324	161	$453,259	$8,546

4.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2008	December 31, 2007
Mortgage loans:
Residential - single family	$347,541	$314,438
Residential - multi family	31,932	33,196
Commercial real estate	77,642	80,141
Construction	52,450	51,391

Subtotal mortgage loans	509,565	479,166

Other loans:
Consumer loans
Home equity loans	70,405	67,550
Dealer auto and RV loans	59,475	51,593
Other loans	10,681	11,336
Commercial business	44,177	29,164

Subtotal other loans	184,738	159,643
Total Loans	694,303	638,809

Less:
Allowance for loan losses	5,780	5,414
Deferred loan fees and net discounts	(2,842)	(2,576)
Loans in process	10,655	11,720

	$680,710	$624,251

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2008	$5,414

Provision for loan losses	920

Charge offs	(708)

Recoveries	154

Balance September 30, 2008	$5,780

5.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2008		December 31, 2007
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$71,737	8.2%	$55,775	6.6%
NOW account deposits	113,234	13.0%	96,566	11.5%
Money Market deposits	29,189	3.3%	25,509	3.0%
Passbook account deposits	105,496	12.1%	98,460	11.7%
Time deposits	553,302	63.4%	566,544	67.2%

	$872,958	100.0%	$842,854	100.0%

Time deposits mature as follows:

Within one year	$372,628	42.7%	$438,957	52.1%
After one year through two years	100,816	11.5%	78,601	9.3%
After two years through three years	69,496	8.0%	41,979	5.0%
After three years through four years	3,131	0.4%	4,305	0.5%
After four years through five years	5,824	0.7%	1,491	0.2%
Thereafter	1,407	0.1%	1,211	0.1%

	$553,302	63.4%	$566,544	67.2%

6.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	September 30, 2008		December 31, 2007
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	4.94%	$225,957	4.40%	$231,870
Due beyond 12 months but within 2 years	4.97%	215,393	5.15%	231,750
Due beyond 2 years but within 3 years	3.86%	60,000	4.98%	165,000
Due beyond 3 years but within 4 years	3.86%	27,639	—	—
Due beyond 5 years	3.85%	20,042	1.00%	46

		$549,031		$628,666

Repurchase agreements:
Due within 12 months	4.56%	$94,000	4.93%	$97,000
Due beyond 12 months but within 2 years	5.02%	10,000	5.16%	50,000
Due beyond 2 years but within 3 years	—	—	5.02%	10,000
Due beyond 3 years but within 4 years	3.76%	55,000	—	—
Due beyond 4 years but within 5 years	3.44%	70,000	—	—
Due beyond 5 years	4.33%	90,000	4.28%	25,000

		$319,000		$182,000

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	945	5.25%	945
Due beyond 2 years but within 3 years	5.25%	236	5.25%	945

		$2,126		$2,835

Corporate borrowings
Due within 12 months	6.30%	$1,400	5.55%	$9,000
Due beyond 12 months but within 2 years	6.30%	1,400		—
Due beyond 2 years but within 3 years	6.30%	1,400		—
Due beyond 3 years but within 4 years	6.30%	1,400		—
Due beyond 4 years but within 5 years	6.30%	1,400		—
Due beyond 5 years	6.30%	7,000		—

		$14,000		$9,000

Treasury tax and loan note payable	1.75%	$171	4.00%	$143

Borrowings for joint ventures	5.50%	$6,677	7.75%	$2,564

Junior subordinated notes
Due beyond 5 years	6.00%	$46,391	6.65%	$51,519

Included in the $549.0 million of FHLB advances at September 30, 2008 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $549.0 million of FHLB advances is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty.

Included in the $319.0 million of REPOs are $60.0 million in structured REPOs with embedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an embedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of embedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double embedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with embedded caps be less than zero.

Also included in the $319.0 million of repurchase agreements (REPO) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $319.0 million of REPOs are $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in footnote two.

7.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net income	$3,124	$2,031
Weighted-average common shares outstanding	12,033	12,372

Basic earnings per share	$0.26	$0.16

Weighted-average common shares outstanding	12,033	12,372
Common stock equivalents due to effect of stock options	73	109

Total weighted-average common shares and equivalents	12,106	12,481

Diluted earnings per share	$0.26	$0.16

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income	$8,240	$5,974
Weighted-average common shares outstanding	12,060	12,456

Basic earnings per share	$0.68	$0.48

Weighted-average common shares outstanding	12,060	12,456
Common stock equivalents due to effect of stock options	82	132

Total weighted-average common shares and equivalents	12,142	12,588

Diluted earnings per share	$0.68	$0.47

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 234,809 and 320,773 at September 30, 2008 and September 30, 2007, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 97,092 shares at $10.83 per diluted share expiring November 2012, 84,860 shares at $15.35 per diluted share expiring November 2013, 88,590 shares at $14.50 per diluted share expiring November 2014, 82,300 shares at $12.20 per diluted share expiring May 2015, 16,660 shares at $12.40 per diluted share expiring May 2015, 91,550 shares at $10.75 per diluted share, expiring November 2016, were outstanding as of September 30, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net Income:	$3,124	$2,031
Other comprehensive income (loss)- net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of $434 in 2008, $2,776 in 2007.	(842)	4,983
Net securities gains reclassified into earnings, net of tax benefit of $9 in 2007.	—	(19)
Pension and postretirement amortization, net of tax expense of $13, in 2008 $47, in 2007	25	91

Other comprehensive (loss) income - net of tax	(817)	5,055

Comprehensive income	$2,307	$7,086

(Dollar amounts in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net Income:	$8,240	$5,974
Other comprehensive income (loss)- net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $4,647 in 2008 and $1,459 in 2007.	(9,020)	(2,784)
Net securities gains reclassified into earnings, net of tax benefit of $243 in 2007.	—	(473)
Pension and postretirement amortization, net of tax expense of $39, in 2008 $47, in 2007	75	91
Fair value adjustment on derivatives, net of tax expense of $311 in 2007.	—	694

Other comprehensive loss - net of tax	(8,945)	(2,472)

Comprehensive (loss) income	$(705)	$3,502

9.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of

1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2008, the participants in the plan had credited service under the SERP ranging from 17 to 29 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2008:

	SERP		SERP
(Dollar amounts in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Components of net periodic pension cost
Service cost	$11	$13	$33	$39
Interest cost	27	24	81	72
Amortization of unrecognized gains and losses	6	4	18	12
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$54	$51	$162	$153

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Components of net periodic pension cost
Service cost	$8	$2	$24	$6
Interest cost	12	8	36	24
Amortization of prior service cost	22	16	66	48

Net periodic pension cost	$42	$26	$126	$78

10.	Fair Value

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$—	$1,046,380	$39,109	$1,085,489
Interest rate caps	—	868	—	868

Liabilities:	—	—	—	—

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 25 to 125 basis points. The current investment ratings of such investments are considered investment grade by the Moody’s rating service. Liquidity risk adjustments ranged from 50 to 100 basis points where the securities of the 15 largest banks in the United States are assigned 50 basis points. Approximately $18.9 million or 48.4% of the $39.1 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States. The Company has the ability and intent to hold the investments until a recovery of fair value, which may be maturity. The Company does not consider these assets to be other-than-temporarily impaired at September 30, 2008.

The following table presents the changes in the Level III fair-value category for the nine months ended September 30, 2008. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	January 1, 2008	Net realized/unrealized gains (losses) included in		Transfers in and/or out of Level III	Purchases issuances and settlements	September 30, 2008	Unrealized gains (losses) still held
		Principal Transactions	Other
Assets:
Securities available for sale	$—	$—	$—	$39,109	$—	$39,109	$(7,743)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the financial statements and notes presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2008 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended September 30, 2008, the Company reported net income of $3.1 million, a $1.1 million, or 53.8%, increase in earnings over the same period last year. The Company realized a decrease in interest income of approximately $417,000 over the same quarter last year. However, interest expense decreased by approximately $2.5 million during the same period. The result was an increase of 43 basis points in the Company’s net interest margin, from the same period last year.

During the nine months ended September 30, 2008, the Company reported net income of $8.2 million, a $2.3 million, or 37.9%, increase in earnings over the same period last year. The Company realized a decrease in interest income of approximately $1.3 million over the same period last year. However, interest expense decreased by approximately $4.9 million during the same period. The result was an increase of 27 basis points in the Company’s net interest margin, from the same period last year.

The increase in income for the quarter and year to date reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repo’s with embedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the company’s interest rate margin. During the third quarter of 2008, the Company had approximately $65.1 million of wholesale borrowings maturing with a weighted average rate of 4.57% and an original call/maturity of 2.8 years. These borrowings were replaced during the quarter ended September 30, 2008 with borrowings with a weighted average rate of 4.21% and a weighted average call/maturity of 4.3 years. During the nine months ended September 2008, the Company replaced approximately $227.1 million of maturing wholesale borrowings with a weighted average rate of 4.39% and an original call/maturity of 3.9 years with borrowings with a weighted average rate of 3.77% and an average call/maturity of 3.9 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to five years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps and interest rate caps embedded in structured repo’s, which help to insulate the Bank’s interest rate risk position from increases in interest rates; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.1 million for the three months ended September 30, 2008, as compared to net income of $2.0 million for the same period in the prior year. The $1.1 million, or 53.8%, increase in net income for the quarter ended September 30, 2008, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $1.9 million and a decrease in non-interest expense of $267,000, partially offset by a decrease in non-interest income of $552,000 and an increase in provision for income taxes of $475,000.

The Company recorded net income of $8.2 million for the nine months ended September 30, 2008, as compared to net income of $6.0 million for the same period in the prior year. The $2.2 million, or 37.9% increase in net income for the nine months ended September 30, 2008, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $3.4 million and a decrease in non-interest expense of $505,000, partially offset by a decrease in non-interest income of $472,000 and an increase in provision for income taxes of $1.1 million.

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

Net interest income increased $2.1 million, or 34.4%, to $8.2 million for the three months ended September 30, 2008, compared to $6.1 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $2.5 million, partially offset by a decrease to interest income of $417,000.

Net interest income increased by $3.6 million, or 19.1%, to $22.6 million for the nine months ended September 30, 2008 compared to $19.0 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $4.9 million, partially offset by a decrease to interest income of $1.3 million.

Interest income. Interest income decreased $417,000, or 1.7%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, Federal Home Loan Bank (FHLB) stock and interest earning deposits of $540,000, $236,000 and $80,000, respectively, partially offset by an increase in interest earned on loans receivable of $439,000.

Interest earned on loans receivable increased $439,000, or 4.5%, for the three months ended September 30, 2008, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $60.0 million, or 9.8%, to $674.5 million for the three months ended September 30, 2008, compared to $614.6 million for the same period in the prior year, partially offset by a decrease in the yield of 30 basis points to 6.04% at September 30, 2008 from 6.34% at September 30, 2007.

Interest earned on securities decreased $540,000, or 3.8%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 5.31% for the three months ended September 30, 2008 from 5.40% for the same period in the prior year as well as a decline in the average balance of the securities portfolio of $20.0 million, or 1.8%, to $1.1 billion at September 30, 2008.

Interest earned on FHLB stock decreased $236,000, or 47.9%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the yield of 243 basis points to 3.50% at September 30, 2008 from 5.93% for the same period in the prior year, as well as a decrease in the average balance between the periods of $3.7 million, or 11.1%, to $29.3 million for the three months ended September 30, 2008 as compared to $32.9 million for the same period in the prior year.

Interest income decreased $1.3 million, or 1.8%, for the nine months ended September 30, 2008, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, FHLB stock and interest-earning deposits of $2.0 million, $543,000 and $125,000, respectively, partially offset by an increase in interest earned on loans receivable of $1.3 million.

Interest earned on loans receivable increased $1.3 million, or 4.6%, for the nine months ended September 30, 2008 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $50.0 million, or 8.3%, to $656.0 million for the nine months ended September 30, 2008 as compared to $606.0 million for the same period in the prior year, partially offset by a decrease in the yield of 21 basis points to 6.10% at September 30, 2008 from 6.31% at September 30, 2007.

Interest earned on securities decreased $2.0 million, or 4.6%, for the nine months ended September 30, 2008 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the average balance of the securities portfolio of $45.1 million, or 4.0%, to $1.1 billion at September 30, 2008. The tax equivalent yield on securities decreased to 5.31% at September 30, 2008 from 5.35% for the same period last year.

Interest earned on FHLB stock decreased $543,000, or 36.3%, for the nine months ended September 30, 2008, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the yield of 180 basis points to 4.20% at September 30, 2008 from 6.00% for the same period in the prior year, as well as a decrease in the average balance between the periods of $3.0 million, or 9.1%, to $30.3 million for the nine months ended September 30, 2008, as compared to $33.3 million for the same period in the prior year.

These changes are reflected in the quarterly and year to date rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $2.5 million, or 13.7%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $2.0 million, $306,000 and $172,000, respectively.

Interest incurred on deposits decreased $2.0 million, or 28.5%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.55% from 3.61% for the quarters ended September 30, 2008 and 2007, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $10.6 million, or 1.3%, to $798.3 million for the three months ended September 30, 2008, compared to $787.8 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $306,000 or 2.9%, for the three months ended September 30, 2008 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.60% from 4.84%, partially offset by an increase in the average balance of $22.0 million, or 2.6%, for the quarters ended September 30, 2008 and 2007.

Interest incurred on deposits decreased $3.3 million, or 16.2%, for the nine months ended September 30, 2008, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.89% from 3.52% for the nine months ended September 30, 2008 and 2007, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $16.4 million, or 2.1%, to $795.1 million for the nine months ended September 30, 2008, compared to $778.7 million for the same period in the prior year.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $1.3 million or 4.2%, for the nine months ended September 30, 2008 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds between the periods to 4.64% from 4.79%, as well as a decrease in the average balance of $10.8 million, or 1.2%, to $855.0 million for the nine months ended September 30, 2008, compared to $865.8 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings decreased by $172,000 due primarily to a decrease in the cost of these funds to 5.91% for the quarter ended September 30, 2008 from 6.73% for the same period in the prior year, as well as a decrease in the average balance of $4.2 million, or 8.2%, to $47.2 million for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the interest incurred on these borrowings decreased by $328,000 due primarily to a decrease in the cost of these funds to 6.08% from 6.77% for the same period in the prior year, as well as a decrease in the average balance of $1.4 million, or 2.7%, to $50.1 million for the nine months ended September 30, 2008. The decline in the average balance between the periods is due to the Company redeeming a portion of its trust preferred securities with the proceeds from a loan with First Tennessee Bank National Association (“First Tennessee”). The details of this transaction are discussed in Note 2 to the Consolidated Financial Statements.

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

	Three months ended September 30,
	2008				2007
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$924,391	$12,074	5.22%		$950,542	$12,326	5.19%
Taxable corporate bonds available for sale	46,350	425	3.65%		46,337	733	6.28%
Tax-exempt securities available for sale	110,676	1,221	6.69	%(1)	104,580	1,201	6.96	%(1)

	1,081,417	13,720	5.31	%(1)	1,101,459	14,260	5.40	%(1)

Mortgage loans	492,216	7,378	6.00%		452,818	6,990	6.17%
Other loans	166,233	2,586	6.19%		150,622	2,551	6.72%
Tax-exempt loans	16,054	160	6.00	%(1)	11,111	144	7.78	%(1)

	674,503	10,124	6.04	%(1)	614,551	9,685	6.34	%(1)

Cash equivalents	18,184	34	0.72%		19,536	114	2.32%
FHLB stock	29,311	257	3.50%		32,964	493	5.93%

	47,495	291	2.44%		52,500	607	4.59%

Total interest-earning assets	1,803,415	24,135	5.51	%(1)	1,768,510	24,552	5.70	%(1)
Other noninterest-earning assets	133,088	—	—		124,980	—	—

Total assets	$1,936,503	$24,135	5.13	%(1)	$1,893,490	$24,552	5.33	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$249,341	$354	0.56%		$227,064	$488	0.85%
Time deposits	548,979	4,769	3.46%		560,695	6,680	4.73%

	798,320	5,123	2.55%		787,759	7,168	3.61%

FHLB advances	563,827	6,864	4.84%		653,737	7,906	4.80%
Repurchase Agreements	288,167	2,992	4.13%		183,667	2,295	4.96%
Other borrowings	21,352	233	4.34%		13,946	194	5.52%

	873,346	10,089	4.60%		851,350	10,395	4.84%

Preferred securities- fixed	36,083	528	5.82%		36,083	528	5.81%
Preferred securities- adjustable	11,165	174	6.20%		15,408	346	8.91%

	47,248	702	5.91%		51,491	874	6.73%

Total interest-bearing liabilities	1,718,914	15,914	3.68%		1,690,600	18,437	4.33%
Noninterest-bearing demand deposits	69,289	—	—		60,006	—	—
Other noninterest-bearing liabilities	24,934	—	—		19,415	—	—

Total liabilities	1,813,137	15,914	3.49%		1,770,021	18,437	4.13%
Stockholders’ equity	123,366	—	—		123,469	—	—

Total liabilities and equity	$1,936,503	$15,914	3.27%		$1,893,490	$18,437	3.86%

Net interest income		$8,221				$6,115

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.83	%(1)			1.37	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.00	%(1)			1.57	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine months ended September 30,
	2008				2007
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$919,230	$35,900	5.21%		$959,723	$36,806	5.11%
Taxable corporate bonds available for sale	46,347	1,466	4.23%		49,358	2,366	6.41%
Tax-exempt securities available for sale	108,614	3,595	6.69	%(1)	110,235	3,759	6.89	%(1)

	1,074,191	40,961	5.31	%(1)	1,119,316	42,931	5.35	%(1)

Mortgage loans	479,953	21,667	6.02%		447,199	20,684	6.17%
Other loans	161,205	7,599	6.30%		147,102	7,328	6.66%
Tax-exempt loans	14,848	483	6.59	%(1)	11,662	428	7.43	%(1)

	656,006	29,749	6.10	%(1)	605,963	28,440	6.31	%(1)

Cash equivalents	16,897	146	1.15%		15,735	271	2.30%
FHLB stock	30,292	952	4.20%		33,341	1,495	6.00%

	47,189	1,098	3.11%		49,076	1,766	4.81%

Total interest-earning assets	1,777,386	71,808	5.55	%(1)	1,774,355	73,137	5.66	%(1)
Other noninterest-earning assets	142,594	—	—		125,238	—	—

Total assets	$1,919,980	$71,808	5.13	%(1)	$1,899,593	$73,137	5.29	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$236,959	$1,065	0.60%		$225,307	$1,328	0.79%
Time deposits	558,146	16,145	3.86%		553,360	19,198	4.64%

	795,105	17,210	2.89%		778,667	20,526	3.52%

FHLB advances	590,322	21,289	4.82%		661,027	23,342	4.72%
Repurchase Agreements	247,389	7,868	4.25%		190,611	7,091	4.97%
Other borrowings	17,313	558	4.31%		14,172	586	5.53%

	855,024	29,715	4.64%		865,810	31,019	4.79%

Preferred securities- fixed	36,083	1,583	5.86%		36,083	1,583	5.87%
Preferred securities- adjustable	14,022	697	6.64%		15,389	1,025	8.91%

	50,105	2,280	6.08%		51,472	2,608	6.77%

Total interest-bearing liabilities	1,700,234	49,205	3.87%		1,695,949	54,153	4.27%
Noninterest-bearing demand deposits	64,766	—	—		58,585	—	—
Other noninterest-bearing liabilities	25,097	—	—		17,941	—	—

Total liabilities	1,790,097	49,205	3.67%		1,772,475	54,153	4.08%
Stockholders’ equity	129,883	—	—		127,118	—	—

Total liabilities and equity	$1,919,980	$49,205	3.42%		$1,899,593	$54,153	3.81%

Net interest income		$22,603				$18,984

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.68	%(1)			1.39	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			1.85	%(1)			1.58	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2008 and 2007 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, September 30, 2008 versus 2007 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(257)	$(283)	$(540)
Loans	915	(476)	439
Cash equivalents	(7)	(73)	(80)
FHLB stock	(50)	(186)	(236)

Total interest-earning assets	601	(1,018)	(417)

Interest expense:
Deposits	95	(2,140)	(2,045)
FHLB advances	(1,094)	52	(1,042)
Repurchase agreements	1,136	(439)	697
Other borrowings	87	(48)	39
Preferred securities	(68)	(104)	(172)

Total interest-bearing liabilities	156	(2,679)	(2,523)

Net interest income	$445	$1,661	$2,106

	Nine months ended, September 30, 2008 versus 2007 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(1,722)	$(248)	$(1,970)
Loans	2,292	(983)	1,309
Cash equivalents	19	(144)	(125)
FHLB stock	(127)	(416)	(543)

Total interest-earning assets	462	(1,791)	(1,329)

Interest expense:
Deposits	425	(3,741)	(3,316)
FHLB advances	(2,541)	488	(2,053)
Repurchase agreements	1,906	(1,129)	777
Other borrowings	116	(144)	(28)
Preferred securities	(68)	(260)	(328)

Total interest-bearing liabilities	(162)	(4,786)	(4,948)

Net interest income	$624	$2,995	$3,619

Provision for loan losses. The provision for loan losses increased $253,000 to $409,000 for the quarter ended September 30, 2008, compared to $156,000 for the same period last year. The provision for loan losses increased $253,000 to $920,000 for the nine months ended September 30, 2008 compared to $667,000 for the same period in the prior year. These provisions were part of the normal operations of the Company for the third quarter and first nine months of 2008. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2008 amounted to $5.8 million, or .83% of the Company’s total loan portfolio, as compared to $5.4 million, or .85%, at December 31, 2007. The Company’s allowance for losses on loans as a percentage of non-performing loans was 234.0% and 236.2% at September 30, 2008 and December 31, 2007, respectively.

Non-interest income. Non-interest income decreased $552,000, or 26.5%, for the three months ended September 30, 2008, compared to the same period in the prior year. This decrease can be attributed to decreases in income from real estate joint ventures, other income and net realized gain on securities available for sale of $400,000, $135,000 and $28,000, respectively.

Non-interest income decreased $472,000, or 8.1%, for the nine months ended September 30, 2008, as compared to the same period in the prior year. This decrease can be attributable to a decrease in income from real estate joint ventures of $619,000, partially offset by increases in fees and service charges, cash surrender value of bank owned life insurance and other income of $71,000, $47,000 and $60,000, respectively.

Fees and service charges increased $71,000, or 2.5%, to $2.9 million for the nine months ended September 30, 2008 compared to $2.8 million for the same period in the prior year. These increases can be attributed to increases in fees on NOW accounts due to the Company’s overdraft protection program and debit card transaction fees.

Other income decreased $135,000, for the quarter ended September 30, 2008 compared to income of $134,000 for the same period in the prior year. The decrease can primarily be attributable to a decrease in the value of the Company’s interest rate cap contracts of $128,000 (refer to the discussion on securities on page 30), as well as a decrease brokerage fees of $24,000, partially offset by an increase in title fee income of $13,000.

Other income increased $60,000, or 13.1%, to $517,000 for the nine months ended September 30, 2008 compared to income of $457,000 for the same period in the prior year. The increase can be attributable to an increase in the value of the Company’s interest rate cap contracts of $94,000 (refer to the discussion on securities on page 30), as well as an increase in title fee income of $92,000.

Income from real estate joint ventures decreased $400,000, or 65.9%, to $207,000 for the quarter ended September 30, 2008 compared to $607,000 for the quarter ended September 30, 2007 and $619,000, or 36.6% for the nine months ended September 30, 2008 compared to income of $1.7 million for the same period in the prior year. The Company has a 51% ownership in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During 2008, the Company has experienced decreased income over the same period last year, primarily due to the completion of the Company’s Springfield Manor project in 2007.

Non-interest expense. Non-interest expense decreased $267,000, or 4.5%, to $5.6 million for the three months ended September 30, 2008 as compared to $5.9 million for the same period in the prior year. This decrease was primarily related to decreases in minority interest in real estate joint ventures and amortization of intangible assets of $252,000 and $29,000, respectively, partially offset by increases to compensation and other benefits of $68,000.

Non-interest expense decreased $505,000, or 2.8%, to $17.3 million for the nine months ended September 30, 2008 as compared to $17.8 million for the same period in the prior year. This decrease was primarily related to decreases in minority interest and amortization of intangible assets $576,000 and $86,000, respectively, partially offset by increases to compensation and employee benefits of $73,000, respectively.

Minority interest decreased $252,000, or 117.2%, for the quarter ended September 30, 2008 as compared to $215,000 for the same period in the prior year. Minority interest decreased $576,000, or 82.2%, to $125,000 for the nine months ended September 30, 2008 as compared to $701,000 for the same period in the prior year. The minority interest represents the partner’s share of income in the Company’s joint ventures in which the Company has a 51% ownership. This change corresponds to the decreases in income from joint ventures between the periods.

Amortization of intangible assets decreased $29,000, or 16.2%, for the quarter ended September 30, 2008 and $86,000, or 15.8%, for the nine months ended September 30, 2008 as compared to the same periods in the prior year. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Compensation and employee benefits increased by $68,000, or 2.1%, to $3.3 million for the quarter ended September 30, 2008 and $73,000, or 0.72%, to $10.1 million for the nine months ended September 30, 2008, as compared to the same periods in the prior year. The increases were due to normal salary adjustments between the periods.

Provision for income taxes. The provision for income taxes increased $475,000 to $591,000 for the three months ended September 30, 2008, compared to $116,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income as well as a decrease in the tax-free income between the quarters and reflects an effective tax rate of 15.9% for the quarter ended September 30, 2008 as compared to 5.4% for the same period in the prior year.

The provision for income taxes increased $1.1 million to $1.5 million for the nine months ended September 30, 2008, compared to $373,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income as well as a decrease in the tax-free income between the periods and reflects an effective tax rate of 15.5% for the nine months ended September 30, 2008 as compared to 5.9% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $81.9 million, or 4.4%, to $2.0 billion at September 30, 2008, as compared to $1.9 billion at December 31, 2007. Securities available for sale, loans receivable, accrued interest receivable, prepaid expenses and other assets and bank owned life insurance increased by $25.5 million, $56.5 million, $103,000, $5.7 million, and $862,000, respectively. These increases were offset by decreases to cash and cash equivalents, FHLB stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets of $574,000, $3.0 million, $327,000, $988,000, $1.4 million and $477,000, respectively. Total liabilities increased $87.9 million, or 5.0%, to $1.8 billion at September 30, 2008, as compared to $1.7 billion as of December 31, 2007, and stockholders’ equity decreased $5.9 million, or 4.5%, to $126.8 million at September 30, 2008 as compared to $132.8 million at December 31, 2007. The increase in total liabilities was primarily the result of increases in deposits, borrowed funds and accrued expenses and other liabilities of $30.1 million, $60.7 million and $3.2 million, respectively, which were partially offset by a decrease in advance payments by borrowers for taxes and insurance, and accounts payable for land development of $1.0 million and $5.1 million, respectively. The decrease to stockholders’ equity was primarily the result of an increase to accumulated other comprehensive loss of $8.9 million and an increase to treasury stock of $1.9 million, partially offset by an increase in retained earnings of $4.2 million.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $574,000, or 3.0%, to $18.7 million at September 30, 2008 from $19.3 million at December 31, 2007. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $25.5 million, or 2.41%, to $1.1 billion during the nine months ended September 30, 2008. The Company’s investment strategy for 2008 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the

Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company recently took down $85.0 million of wholesale borrowings with embedded interest rate caps to help insulate the net interest margin against a rapid rise in short term interest rates and $40.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first nine months of 2008, this resulted in $94,000 of non-interest income due to increases in the fair value of these interest rate caps.

During the nine months ended September 30, 2008, the Company recorded purchases of available for sale securities of $170.9 million, consisting of purchases of fixed-rate mortgage backed securities of $109.3 million, adjustable-rate mortgage backed securities of $20.7 million, $25.6 million of municipal bonds and $15.3 million of corporate bonds. Offsetting this increase were repayments and maturities of securities of $131.3 million, premium amortizations of $395,000 and $13.7 million due to decreases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized.

In the first nine months of 2008, this wholesale leverage strategy accounted for $3.6 million, on a tax equivalent basis, of the Company’s tax equivalent net interest income of $24.7 million.

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

As of September 30, 2008, the Company had securities with unrealized losses for greater than twelve months of $13.1 million, as illustrated in footnote 3 to the unaudited consolidated financial statements on page 12. Included in the $13.1 million was $7.3 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does have the intent and ability to hold the securities until recovery and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $56.5 million, or 9.0%, to $680.7 million at September 30, 2008 from $624.3 million at December 31, 2007. Included in this increase were increases in mortgage loans and other loans of $30.3 million, or 6.3%, and $25.1 million, or 15.7%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $965,000, or 6.6%, during the nine months ended September 30, 2008. During the period the Company had loan originations of approximately $170.5 million and loan repayments of approximately $112.1 million, resulting in the overall growth to the portfolio.

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

Non-performing assets amounted to $3.4 million, or 0.17%, of total assets at September 30, 2008 compared to $4.3 million, or 0.23%, of total assets at December 31, 2007. The decrease in non-performing assets of approximately $867,000 was primarily the result of a decrease in REO and repossessed vehicles of approximately $988,000 and $57,000, respectively, partially offset by an increase in non-performing loans of $184,000. The decrease to REO was due to the sale of two of the three unfinished spec homes that the Company acquired via judicial sale in 2006. The Company has contracted to have the unfinished spec home completed and this home is being marketed through a local real estate agency.

FHLB Stock. FHLB stock decreased $3.0 million, or 9.4%, to $28.5 million at September 30, 2008 compared to $31.5 million at December 31, 2007. This decrease was a result of decreases in FHLB advances. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Premises and Equipment. The Company’s premises and equipment decreased $327,000, or 2.7%, to $11.6 million at September 30, 2008 compared to $11.9 million at December 31, 2007. This decrease was primarily due to depreciation offsetting purchases in the nine months ended September 30, 2008.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $1.4 million, or 4.0%, to $34.9 million at September 30, 2008 compared to $36.3 million at December 31, 2007. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $477,000, or 19.2%, to $2.0 million at September 30, 2008 from $2.5 million at December 31, 2007. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $445,000, $494,000, $413,000, $332,000 and $539,000 for the years 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $5.7 million, or 42.1%, to $19.4 million at September 30, 2008 from $13.6 million at December 31, 2007. The increase primarily resulted from an increase to interest rate cap contracts, the receivable account for securities payments and an increase in the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of approximately $868,000, $295,000 and $4.6 million, respectively.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $873.0 million, or 48.2%, of the Company’s total funding sources at September 30, 2008. Total deposits increased $30.1 million, or 3.6%, to $872.9 million at September 30, 2008 from $842.9 million at December 31, 2007. Non-interest-bearing deposits increased $16.0 million while interest-bearing demand deposits increased $27.4 million and time deposits decreased $13.2 million, respectively, during the nine months ended September 30, 2008. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts. The Company has experienced a decline in the time deposits primarily due to competitive rates being offered by regional banks in the Company’s market area.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes and corporate debt. Borrowed funds increased $60.7 million, or 6.9%, to $937.4 million at September 30, 2008 from $876.7 million at December 31, 2007. FHLB advances decreased $79.6 million, or 12.7%, repurchase agreements increased $137.0 million, or 75.3%, while other borrowings increased approximately $8.4 million, or 58.0% during the nine months ended September 30, 2008. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and Repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $5.1 million to $7.6 million at September 30, 2008. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Stockholders’ equity. Stockholders’ equity decreased $6.0 million, or 4.5%, to $126.9 million at September 30, 2008 as compared to $132.8 million at December 31, 2007. The decrease to stockholders’ equity was primarily the result of an increase to accumulated other comprehensive loss of $8.9 million and an increase to treasury stock of $1.9 million, partially offset by an increase in retained earnings of $4.2 million. The increase in the accumulated other comprehensive loss of $8.9 million was primarily related to a decline in the pre-tax fair value of the floating rate corporate bonds of $2.8 million, fixed rate corporate bonds of $2.8 million, municipal bonds of $6.5 million and fixed rate mortgage backed securities of $2.6 million.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans, (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and (iv) the purchase of off-balance sheet interest rate caps and structured borrowings with embedded caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of September 30, 2008, the implementation of these asset and liability initiatives resulted in the following: (i) $204.5 million or 29.5% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $91.9 million or 24.8% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $279.6 million or 31.0% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $40.0 million in notional amount of interest rate caps and $85.0 million in structured borrowings with $110.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2008, the Company’s interest-earning assets maturing or repricing within one year totaled $498.4 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $906.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $408.5 million or a negative 20.8% of total assets. At September 30, 2008, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 55.0%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2008 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2008 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net income at September 30, 2008, increased from December 31, 2007.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	(0.54)%	(0.84)%	(1.48)%	N/A
Return on average equity - increase (decrease)	(0.85)%	(1.23)%	(2.46)%	N/A
Diluted earnings per share - increase (decrease)	(0.87)%	(1.21)%	(2.60)%	N/A
EVE - increase (decrease)	(21.95)%	(43.48)%	0.71%	N/A

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

Net cash provided by operating activities totaled $13.5 million during the nine months ended September 30, 2008. Net cash provided by operating activities was primarily comprised of net income of $8.2 million.

Funds used in investing activities totaled $98.7 million during the nine months ended September 30, 2008. Primary uses of funds were $170.5 million for origination of loans, $170.9 million for security purchases, $774,000 for interest rate cap purchases, $6.0 million for purchases of FHLB stock, and $13.6 million for funding of real estate held for investment. Offsetting these uses were sources of funds during the period included repayments of securities of $131.3 million, repayments of loans of $112.1 million, redemption of FHLB Stock of $9.0 million, proceeds from sale of real estate acquired through foreclosure of $1.1 million and proceeds from real estate held for investment of $9.9 million.

Funds provided by financing activities totaled $84.7 million for the nine months ended September 30, 2008. The primary sources of funds were $30.1 million from the increase in deposits and $283.5 million from proceeds from long-term borrowings. Partially offsetting these sources were uses of funds including repayment of long-term borrowings of $202.8 million, net repayment of short-term borrowings of $14.9 million, payment of dividends of $3.7 million and $2.6 million for the acquisition of treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended September 30, 2008, the Company incurred $65.1 million in long-term borrowings with a weighted average rate of 4.21% and the Company repaid $65.1 million of long-term borrowings with a weighted average rate of 4.57%.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2008, the total approved loan commitments outstanding amounted to $31.5 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $83.8 million and the unadvanced portion of construction loans approximated $9.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $372.6 million.

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

On September 16, 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 24, 2008, to shareholders of record at the close of business on September 30, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2008, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.4% and 14.3%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008. Management believes there have been no material changes in the Company’s market risk since December 31, 2007.

Item 4. Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2008	8,667	$9.08	8,667	257,300
August 1-31, 2008	11,184	10.38	11,184	246,116
September 1-30, 2008	22,441	10.39	22,441	223,675

Totals	42,292	$10.12	42,292	223,675

(1)	On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, of the Company’s outstanding common stock. The new plan began upon the completion of the existing plan, which was completed in October of 2007. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: November 7, 2008	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer