Form 10-K
period 2008-12-31
ESB FINANCIAL CORP
filed 2009-03-12
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19345

ESB FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1659846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lawrence Avenue, Ellwood City, PA	16117
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 758-5584

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer	☐.	Accelerated filer	☒.

Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of June 30, 2008, the aggregate value of the 10,558,242 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,680,153 shares held by all directors and officers of the Registrant as a group, was approximately $102.7 million. This amount is based on the closing sales price of $9.73 per share of the Registrant’s Common Stock on June 30, 2008.

Number of shares of Common Stock outstanding as of March 6, 2009: 12,076,542

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated
1. Portions of the 2008 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 22, 2009 Annual Meeting of Stockholders	Parts II and III

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

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of PennFirst Financial Services, Inc., a Delaware corporation engaged in the management of certain investment activities on behalf of the Company, ESB Capital Trust II (the Trust II) , ESB Statutory Trust III (the Trust III) and ESB Capital Trust IV (the Trust IV), which are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title closing services.

As of December 31, 2008, the Company had consolidated total assets of $2.0 billion, total deposits of $877.3 million and stockholders’ equity of $142.4 million. For the year ended December 31, 2008, the Company realized consolidated net income and diluted net income per share of $10.2 million and $0.84, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 23 offices, as of December 31, 2008, in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

Lending Activities

General. As of December 31, 2008, the Company’s net loans receivable amounted to $691.3 million or 35.0% of the Company’s total assets. Loans secured by real estate amounted to $520.0 million or 73.5% of total loans receivable. Consumer loans and commercial business loans amounted to $142.8 million or 20.2% and $44.5 million or 6.3%, respectively, of the Company’s total loan portfolio.

The Company’s lending activities are conducted through the Bank. The Company’s loan origination activities have primarily involved the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company’s market area. In addition, the Company has in recent years increased its involvement in the origination of other types of loans within its primary market area. These loans include construction loans, commercial real estate loans, commercial business loans and a variety of consumer loans. In 2005, in connection with the acquisition of PHSB Financial Corporation (PHSB), the holding company for Peoples Home Savings Bank, the Company began originating indirect automobile loans and credit card loans. During 2006, the Company sold the retail credit card portfolio and ceased originating these loans for its own portfolio. The Company continues to originate and hold credit card loans for its commercial customers. Loans originated in the Company’s market area, both fixed and adjustable rate, are made primarily for retention in the Company’s own portfolio. The Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania.

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2008		2007		2006		2005		2004
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Real estate loans:
Residential—single family	$353,658	50.0%	$314,438	49.3%	$281,017	46.1%	$230,805	40.6%	$155,971	41.8%
Residential—multi family	33,680	4.8%	33,196	5.2%	34,382	5.7%	36,401	6.4%	35,565	9.6%
Commercial	76,633	10.8%	80,141	12.5%	82,019	13.5%	69,453	12.2%	53,446	14.4%
Construction	55,979	7.9%	51,391	8.0%	58,504	9.6%	71,848	12.7%	61,061	16.4%

Total real estate loans	519,950	73.5%	479,166	75.0%	455,922	74.9%	408,507	71.9%	306,043	82.2%
Other loans:
Consumer loans	142,823	20.2%	130,479	20.4%	132,413	21.7%	136,296	24.0%	58,066	15.6%
Commercial business loans	44,508	6.3%	29,164	4.6%	20,620	3.4%	23,527	4.1%	8,271	2.2%

Total other loans	187,331	26.5%	159,643	25.0%	153,033	25.1%	159,823	28.1%	66,337	17.8%

Total loans receivable	707,281	100.0%	638,809	100.0%	608,955	100.0%	568,330	100.0%	372,380	100.0%

Less:
Allowance for loan losses	6,006		5,414		5,113		4,864		3,940
Net deferred (costs) fees	(2,825)		(2,576)		(2,709)		(2,715)		248
Loans in process	12,785		11,720		16,909		25,904		24,668

Net loans receivable	$691,315		$624,251		$589,642		$540,277		$343,524

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2008. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$35,647	$89,607	$90,731	$303,965	$519,950
Consumer loans	25,290	66,617	31,859	19,057	142,823
Commercial business loans	25,320	9,952	3,999	5,237	44,508

	$86,257	$166,176	$126,589	$328,259	$707,281

Fixed and adjustable rate loans represented $557.4 million or 78.8% and $149.9 million or 21.2%, respectively, of the Company’s total loan portfolio as of December 31, 2008.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2008:

(Dollar amounts in thousands)	Fixed rate	Adjustable rate
Real estate loans	$383,394	$100,909
Consumer loans	102,286	15,247
Commercial business loans	13,494	5,694

	$499,174	$121,850

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

As of December 31, 2008, $9.2 million or 1.3% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2008, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2008	2007	2006
Net loans receivable at beginning of period	$624,251	$589,642	$540,277

Originations:
Single-family residential real estate	69,513	60,133	73,582
Multi-familiy residential and commercial real estate	15,721	15,054	13,466
Construction	26,461	11,060	26,309
Consumer	61,966	48,368	53,648
Commercial business	32,997	14,317	17,159

	206,658	148,932	184,164
Repayments on loans	(143,178)	(114,107)	(129,261)
Transfers to real estate acquired through foreclosure	(81)	(477)	(1,222)
Sale of Visa loans	—	—	(2,051)
Other changes	3,665	261	(2,265)

Net loans receivable at end of period	$691,315	$624,251	$589,642

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, excepting new construction, and permits LTV ratios of up to 97% provided that private mortgage insurance is obtained. Loan programs involving new construction are limited to 95% LTV ratios. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. In practice, the Company is currently limiting these loans to 97% LTV ratios. The Company has also offered products for low- and moderate-income borrowers or for properties in low- and moderate-income census tracks which can exceed the 80% LTV ratio. These low- and moderate-income ^ programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2008, ESB was permitted to lend approximately $21.2 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. As of December 31, 2008, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2008, $353.7 million or 50.0% of the total loan portfolio consisted of single-family residential mortgage loans.

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

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30-year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. The Company at times has offered one-year ARMs that have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five and seven-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five or seven years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company’s seven-year product is capped at a 6.0% increase. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one-year ARMs are originated, the customers are qualified at the second year cap rate or 2.0% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2008, the Company had $56.0 million or 7.9% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2008, acquisition and development loans were extended on 16 projects with $12.2 million outstanding under commitments approved in the aggregate amount of $33.8 million and builder lines-of-credit were extended to 17 builders with $12.8 million outstanding under lines approved in the aggregate amount of $28.1 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2008, the Company had $110.3 million, or 15.6% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2008, the Company’s consumer loan portfolio totaled $142.8 million or 20.2% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. Additionally, through the acquisition of PHSB, the company acquired a significant portfolio of indirect automobile loans in 2005 and continues to originate these types of loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2008, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2008, $71.3 million or 49.9% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to access the applicant’s ability to repay and the adequacy of the financed vehicles collateral. As of December 31, 2008, $60.9 million or 42.6% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2008, commercial business loans amounted to $44.5 million or 6.3% of the Company’s total loan portfolio. Included in the growth in this portfolio is a new relationship the Company established in 2008 to finance receivables and inventory for a local business. The balance of this relationship at December 31, 2008 was approximately $7.6 million.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2008, the Company had $25.0 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2008, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $3.3 million or 0.17% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2008, the Company’s classified and criticized assets amounted to $62.1 million, with $4.3 million classified as substandard, $81,000 classified as doubtful, $64,000 classified as loss and $57.6 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Real estate loans	$1,718	$1,555	$1,759	$1,547	$1,283
Commercial business loans	—	32	315	1,042	—
Consumer loans	528	440	635	1,058	187

Total non-accrual loans	2,246	2,027	2,709	3,647	1,470

Total as a percentage of total assets	0.11%	0.11%	0.14%	0.19%	0.11%

Real estate acquired through foreclosure and repossessed vehicles	832	1,962	1,272	1,356	1,303

Total as a percentage of total assets	0.04%	0.10%	0.07%	0.07%	0.09%

Troubled debt restructuring	257	266	268	175	915

Total as a percentage of total assets	0.01%	0.01%	0.01%	0.01%	0.07%

Total non-performing assets	$3,335	$4,255	$4,249	$5,178	$3,688

Total non-performing assets as a percentage of total assets	0.17%	0.23%	0.22%	0.28%	0.26%

Of the $539,000 in real estate acquired through foreclosure at December 31, 2008, $448,000 relates to a spec home and a residential building lot that the Company acquired via judicial sale in July 2006. These properties were acquired as a result of the failure of a customer involved in residential home construction. The Company has contracted to have the unfinished spec home completed and these properties are being marketed through a local real estate agency.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for review in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118. These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Experience depth and ability of management

The company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2008 of $6.0 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2008	2007	2006	2005	2004
Balance at beginning of period	$5,414	$5,113	$4,864	$3,940	$4,062

Allowance for loan losses of acquired companies	—	—	—	1,406	—

Provision for (recovery of) loan losses	1,406	865	1,113	568	206

Charge-offs
Real estate loans	(294)	(111)	(146)	(401)	(223)
Commercial business loans	(12)	(41)	(146)	(78)	(8)
Consumer loans	(690)	(689)	(730)	(672)	(153)

	(996)	(841)	(1,022)	(1,151)	(384)

Recoveries
Real estate loans	7	124	4	8	32
Commercial business loans	3	—	1	—	—
Consumer loans	172	153	153	93	24

	182	277	158	101	56

Balance at end of period	$6,006	$5,414	$5,113	$4,864	$3,940

Ratio of net charge-offs to average loans outstanding	0.12%	0.11%	0.15%	0.21%	0.11%

Ratio of allowance to total loans at end of period	0.85%	0.85%	0.84%	0.86%	1.06%

Balance at end of period applicable to:
Real estate loans	$3,791	$3,474	$3,331	$2,622	$3,003
Commercial business loans	663	349	211	283	180
Consumer loans	1,552	1,591	1,571	1,959	757

Balance at end of period	$6,006	$5,414	$5,113	$4,864	$3,940

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

	2008		2007		2006		2005		2004
(Dollar amounts in thousands)	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$1,934	54.8%	$1,734	54.5%	$1,519	51.8%	$1,143	47.0%	$1,474	51.4%
Commercial Real Estate Loans	1,578	10.8%	1,486	12.5%	1,530	13.5%	1,170	12.2%	1,059	14.4%
Construction Loans	279	7.9%	254	8.0%	282	9.6%	309	12.7%	470	16.4%
Consumer Loans	1,552	20.2%	1,591	20.4%	1,571	21.7%	1,959	24.0%	757	15.6%
Commercial Business Loans	663	6.3%	349	4.6%	211	3.4%	283	4.1%	180	2.2%

	$6,006	100.0%	$5,414	100.0%	$5,113	100.0%	$4,864	100.0%	$3,940	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $10.7 million as of December 31, 2008.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:

December 31, 2008:
Trust preferred securities	$500	$—	$(21)	$479
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	67,883	128	(9,528)	58,483

	$204,279	$1,782	$(12,348)	$193,713

December 31, 2007:
Trust preferred securities	$500	$—	$(16)	$484
Municipal securities	107,499	2,374	(172)	109,701
Equity securities	794	51	(31)	814
Corporate bonds	59,381	148	(4,982)	54,547

	$168,174	$2,573	$(5,201)	$165,546

December 31, 2006:
Trust preferred securities	$500	$—	$(3)	$497
Municipal securities	109,817	4,094	(13)	113,898
Equity securities	1,555	542	(8)	2,089
Corporate bonds	65,097	131	(1,294)	63,934

	$176,969	$4,767	$(1,318)	$180,418

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:

December 31, 2008
GNMA	$14,538	$549	$(3)	$15,084
FNMA	409,821	10,189	(13)	419,997
FHLMC	419,654	10,858	(27)	430,485
Collateralized mortgage obligations	37,769	472	(714)	37,527

	$881,782	$22,068	$(757)	$903,093

December 31, 2007
GNMA	$2,685	$19	$(6)	$2,698
FNMA	457,065	4,323	(1,661)	459,727
FHLMC	394,214	2,882	(1,358)	395,738
Collateralized mortgage obligations	36,400	183	(320)	36,263

	$890,364	$7,407	$(3,345)	$894,426

December 31, 2006
GNMA	$10,720	$166	$(26)	$10,860
FNMA	513,563	1,645	(6,351)	508,857
FHLMC	411,327	669	(5,524)	406,472
Collateralized mortgage obligations	37,976	23	(682)	37,317

	$973,586	$2,503	$(12,583)	$963,506

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2008	2007	2006
Mortgage-backed securities at the beginning of period	$894,426	$963,506	$912,080

Purchases	141,196	122,800	262,671
Sales	—	(49,539)	(50,046)
Repayments	(149,227)	(155,598)	(161,224)
Net (amortization) of premium and accretion of discount	(551)	(886)	(1,286)
Change in unrealized gain (loss) on mortgage-backed securities available for sale	17,249	14,143	1,311

Mortgage-backed securities at the end of period	$903,093	$894,426	$963,506

Weighted average yield at the end of the period	5.26%	5.25%	5.11%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands) Type of Account	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$65,726	7.5%	$55,775	6.6%	$54,906	6.7%
NOW account deposits	105,235	12.0%	96,566	11.5%	82,204	10.0%
Money Market deposits	26,876	3.0%	25,509	3.0%	33,007	4.0%
Passbook account deposits	104,109	11.9%	98,460	11.7%	105,009	12.7%
Time deposits	575,383	65.6%	566,544	67.2%	548,518	66.6%

	$877,329	100.0%	$842,854	100.0%	$823,644	100.0%

The Company had a total of $179.5 million, $149.9 million and $138.8 million in time deposits of $100,000 or more as of December 31, 2008, 2007 and 2006, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2008, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates			1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total

0.00%	to	2.49%	$74,765	$2,962	$2	$—	$—	$—	$77,729
2.50%	to	4.49%	252,471	51,675	74,347	1,901	5,580	1,414	387,388
4.50%	to	6.49%	71,931	36,195	796	463	881	—	110,266

			$399,167	$90,832	$75,145	$2,364	$6,461	$1,414	$575,383

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands)
Range of Rates			2008	2007	2006
0.00%	to	2.49%	$77,729	$21,925	$30,074
2.50%	to	4.49%	387,388	110,946	157,243
4.50%	to	6.49%	110,266	433,673	361,201

			$575,383	$566,544	$548,518

As of December 31, 2008, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$65,973
More than three through six months	47,792
More than six through twelve months	23,495
More than twelve months	42,258

$179,518

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2008	2007	2006
Increase (decrease) before interest credited and acquisition	$12,042	$(8,560)	$(34,379)
Interest credited	22,433	27,770	23,493

Net deposit increase (decrease)	$34,475	$19,210	$(10,886)

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2008, the Company had outstanding advances with the FHLB of $525.7 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2008	2007	2006
FHLB advances	$525,684	$628,666	$698,232
Repurchase agreements	337,500	182,000	187,000
ESOP borrowings	1,890	2,835	3,780
Corporate borrowings	14,000	9,000	10,500
Treasury tax and loan note payable	203	143	197
Borrowings for joint ventures	7,231	2,564	—
Junior subordinated notes	46,393	51,519	51,444

	$932,901	$876,727	$951,153

Included in the $525.7 million of FHLB advances at December 31, 2008, is approximately $20.0 million of convertible select advances. These advances reset to the 3-month London Interbank Offer Rate (LIBOR) Index and have various spreads and call dates. At the reset date, if the 3-month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should the advance be called, the Company has the right to pay off the advance without penalty. It has historically been the Company’s position to pay off the advance and replace it with fixed-rate funding.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2008	2007	2006
FHLB advances:
Average balance outstanding for the year	$230,909	$255,277	$284,366
Maximum amount outstanding at any month end during the year	267,550	298,706	350,004
Balance outstanding at year end	249,750	231,870	269,361
Weighted average interest rate during the year	4.63%	4.20%	4.02%
Weighted average interest rate at year end	4.82%	4.40%	4.04%

Repurchase agreements:
Average balance outstanding for the year	$96,167	$77,417	$61,833
Maximum amount outstanding at any month end during the year	112,000	97,000	108,000
Balance outstanding at year end	72,500	97,000	67,000
Weighted average interest rate during the year	4.48%	4.86%	4.85%
Weighted average interest rate at year end	4.55%	4.93%	4.98%

Corporate borrowings:
Average balance outstanding for the year	$4,500	$10,375	$—
Maximum amount outstanding at any month end during the year	9,000	10,500	—
Balance outstanding at year end	—	9,000	—
Weighted average interest rate during the year	5.55%	5.55%	0.00%
Weighted average interest rate at year end	0.00%	5.55%	0.00%

Treasury tax and loan note:
Average balance outstanding for the year	$165	$161	$152
Maximum amount outstanding at any month end during the year	203	201	222
Balance outstanding at year end	203	143	197
Weighted average interest rate during the year	1.59%	5.04%	5.02%
Weighted average interest rate at year end	0.00%	4.00%	5.04%

Total short term borrowings:
Average balance outstanding for the year	$331,741	$343,230	$346,351
Maximum amount outstanding at any month end during the year	357,285	381,380	387,068
Balance outstanding at year end	322,453	338,013	336,558
Weighted average interest rate during the year	4.60%	4.39%	4.17%
Weighted average interest rate at year end	4.76%	4.58%	4.23%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $ 0 and $15,000 at December 31, 2008 and 2007, respectively, and are amortized on a level yield basis. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $ 155,000 of the common securities of ESB Capital Trust II.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. Unamortized deferred debt issuance costs associated with the preferred securities amounted to $ 0 and $14,000 at December 31, 2008 and 2007, respectively, and are amortized on a level yield basis.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable with a quarterly reset equal to the 3-month LIBOR Index plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

Subsidiaries

As of December 31, 2008, the Company had investments in PennFirst Financial Services, Inc. (PFSI), ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $18.9 million. PFSI, a Delaware corporation, is engaged in the management of certain investment activities on behalf of the Company. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2008, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $13.5 million in service corporations. On that date, ESB had a $12.0 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2008, AMSCO had total assets, consisting primarily of investments in ten joint ventures, of $39.7 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2008, 4 of the 56 lots remain unsold. On that date, AMSCO had a $134,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 80 quadplex, 28 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2008, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $2.7 million with outstanding balances of $1.6 million and development costs of $3.4 million. As of December 31, 2008, 78 units were closed and 10 units remained in various stages of construction. On that date, AMSCO had a $1.4 million investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2008, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2008, 46 lots were closed and 30 developed lots are remaining. On that date, AMSCO had a $1.4 million investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2008, Brandy One had outstanding loans with ESB in the amount of $2.6 million with an outstanding balance of $1.1 million. As of December 31, 2008, all 112 units were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 15 townhouses known as Napa Ridge. At December 31, 2008, seven of the townhouse units were under construction and one townhouse has been sold. On that date, AMSCO had a $2 thousand investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. Current plans for Phase II are to develop 76 quadplex units. As of December 31, 2008, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.8 million with outstanding balances of $1.3 million. As of December 31, 2008, 16 of the 48 lots in Phase I were sold. On that date, AMSCO had a $689,000 investment in The Vineyards at Brandywine.

The sixth joint venture, Springfield Partners, consists of a 51% interest in a limited partnership (LP) with a local developer. Springfield Partners purchased a 27 acre site in Cranberry Township, Butler County, in August 2005. The LP began to develop Springfield Manor into a 25 lot single family subdivision. Financing was provided by ESB Bank in the form of a development loan in the amount of $1.5 million. There were no outstanding loan balances at December 31, 2008. At December 31, 2008, all of the 25 lots were sold, and AMSCO had no investment in the partnership.

The seventh joint venture, The Meadows at Hampton, consists of a 51% interest in a limited partnership (LP) with a local developer/contractor. The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County. The partnership will develop the site into 32 duplex building lots and construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.4 million and a line of credit in the amount of $3.0 million for the construction of the units. As of December 31, 2008, 9 units were closed and 5 units remained in various stages of construction. The outstanding loan balances at year-end totaled $4.3 million and AMSCO had an investment of $1.2 million.

The eighth joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County. The partnership developed the site into 25 quadplex building lots and construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of two loans, a development loan in the amount of $0.5 million and a line of credit in the amount of $2.5 million for the construction of the buildings. December 31, 2008, 67 units were closed and 17 units remained in various stages of construction. The outstanding loan balances at year-end were $1.8 million and AMSCO had an investment of $905,000.

The ninth joint venture, BelleVue Park, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County. The partnership developed the site into 185 single family lots along with 26 quadplex building lots and construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of three loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 95.7% of this loan to other lenders. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. ESB has sold 86.7% of this loan to other lenders. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. As of December 31, 2008 one single family lot was closed and three quadplex units were closed and 21 units remained in various stages of construction. The outstanding loan balances at year-end totaled $9.3 million and AMSCO had an investment of $3.6 million.

The tenth joint venture, MW 42 Limited Partnership, consists of a 51% interest in a limited partnership (LP) with a local builder. The partnership was formed in October 2007 for the purpose of purchasing lots in the Madison Woods joint venture and constructing single family homes for sale to the general public. ESB Bank is providing the financing for the project in the form of a construction loan in the amount of $320,000 for the construction of the first unit. As of December 31, 2008 there had been no sales activity. The outstanding loan balances at year-end totaled $165,000 and AMSCO had an investment of $54,000.

The Bank’s second wholly owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family and commercial real estate loans through a participation agreement with the Bank.

An insured state-chartered bank is required to deduct the amount of investment in, and extensions of credit to, a subsidiary engaged in activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to any subsidiary of the Bank which are engaged in such activities are subject to exclusion from the Bank’s regulatory capital calculation. See “Regulation – Regulation of the Bank – Regulatory Capital Requirements”.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2008, the Company was a grandfathered holding company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2008, the Bank was in compliance with the above restrictions.

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

FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. Insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital: “well capitalized,” “adequately capitalized,” and “undercapitalized.” There are also three supervisory groups generally based on an institution’s CAMEL-composite rating. Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for well-capitalized healthy institutions, such as the Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the fourth quarter of 2008 was .00275% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On February 27, 2009, the FDIC adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Higher assessments for well-managed and well-capitalized institutions that rely significantly on brokered-deposits will apply only when accompanied by rapid asset growth.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions as of June 30, 2009, payable on September 30, 2009 which we anticipate to be approximately $1.8 million. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2008, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2008, the Bank was in the “well capitalized” category.

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

Regulatory Enforcement Authority. Federal banking regulators have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or in actions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

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

Federal Home Loan Bank System. ESB Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, ESB Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2008, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2008, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2007 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2008, the Company has a minimum tax credit carry forward of $3.9 million.

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (MITA), which imposes a tax at a rate of 11.5% of a qualified thrift savings institution’s net earnings, determined in accordance with generally accepted accounting principles, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts qualified savings institutions from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers. Interest earned on U.S. and Commonwealth of Pennsylvania government obligations are partially exempt from MITA income tax.

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2005, 2006 and 2007 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2008, the Company had 216 full-time and 68 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 0.40% as of December 31, 2008, 79 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

On February 27, 2009, the FDIC released a seven-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions as of June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely effected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury has determined not to purchase troubled assets under the program. As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. EESA also increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2009.

Pursuant to the Federal Deposit Insurance Act, the FDIC also established a Temporary Liquidity Guarantee Program that provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but will participate in the Temporary Liquidity Guarantee Program. On February 27, 2009 the FDIC modified the Temporary Liquidity Guarantee Program to allow participating entities, with the FDIC’s permission, to also issue mandatory convertible debt.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Company and the Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2008:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	—	$1,302,023	15.7%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	—	$36,725	4.6%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	—	$73,397	4.3%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	—	$632,618	4.8%
5035 Curry Road, Pittsburgh, PA 15236
Beaver Office	Owned	—	$436,789	4.2%
701 Corporation Street, Beaver, PA 15009
Beaver Falls Office	Owned	—	$150,530	2.7%
1427 Seventh Avenue, Beaver Falls, PA 15010
Beechview Office	Leased	10/31/10	$30,000	2.0%
1550 Beechview Avenue, Pittsburgh, PA 15216
Center Township Office	Owned	—	$700,876	4.2%
3531 Brodhead Road, Monaca, PA 15061
Chippewa Township Office	Owned	—	$556,003	4.8%
2521 Darlington Road, Beaver Falls, PA 15010
Coraopolis Office	Owned	—	$69,188	2.4%
900 Fifth Avenue, Coraopolis, PA 15108
Darlington Office	Owned	—	$182,501	1.1%
233 Second Street, Darlington, PA 16115
Fox Chapel Office	Owned	—	$162,588	5.6%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	—	$463,559	4.8%
1793 Mercer Road, Ellwood City, PA 16117
Hopewell Township Office	Owned	—	$192,933	3.0%
2293 Broadhead Road, Aliquippa, PA 15001
Neshannock Township Office	Owned	—	$1,310,144	2.6%
3360 Wilmington Road, New Castle, PA 16105
New Brighton Office	Owned	—	$51,575	2.3%
800 Third Avenue, New Brighton, PA 15066
North Shore Office	Owned	—	$33,123	3.2%
807 Middle Street, Pittsburgh, PA 15212
Northern Lights Office	Leased	07/31/19	$30,000	2.7%
1555 Beaver Road, Baden, PA 15005
Shenango Township Office	Owned	—	$1,798,711	10.6%
2656 Ellwood Road, New Castle, PA 16101
Spring Hill Office	Owned	—	$345,510	2.5%
Itin & Rhine Streets, Pittsburgh, PA 15212
Troy Hill Office	Owned	—	$339,731	3.8%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	—	$1,121,217	4.4%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Leased	11/30/10	$28,800	3.7%
17 Northgate Plaza, Harmony, PA 16037

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annua Rent	Percent of Total Deposits
Other Properties:
Drive-through Facility	Owned	—	$23,518	NA
618 Beaver Avenue, Ellwood City, PA 16117
Parking Lot	Owned	—	$17,639	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Training Center	Owned	—	$75,218	NA
632 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	—	$54,000	NA
Route 30, Clinton, PA 15026
Butler Office under Construction	Owned	—	$498,745	NA
831 Evans City Road, Renfrew PA 16063
North Shore Property	Leased	02/28/10	$71,622	NA
One North Shore, Suite 120, Pittsburgh PA 15212
Rental Property	Owned	—	$182,909	NA
628 Lawrence Avenue, Ellwood City, PA 16117
Rental Property	Owned	—	$50,835	NA
914 5th Avenue, Coraopolis, PA 15108
Rental Property	Owned	—	$62,088	NA
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

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2008 Annual Report to Stockholders included as Exhibit 13 hereto (2008 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2008	16,550	$10.04	16,550	207,125
November 1-30, 2008	18,740	10.28	18,740	188,385
December 1-31, 2008	44,834	10.53	44,834	143,551

Totals	80,124	$10.37	80,124	143,551

(1)	On September 19, 2007, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2008 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2008 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2008 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2008 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2008 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2009 (“Proxy Statement”).

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

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	891,002	$10.45	385,328
Equity compensation plans not approved by security holders	—	—	—

Total	891,002	$10.45	385,325

(1)	Includes outstanding options granted under the 1990 Stock Option Plan and the 1992 Stock Incentive Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.
(2)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2008, no options and 7,500 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 12,105 shares of restricted stock may be granted under the assumed plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

	(2)		All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

	(3)	(a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

			No.	Exhibits
			3.1	Amended and Restated Articles of Incorporation (1)

			3.2	Amended and Restated Bylaws (2)

			4	Specimen Common Stock Certificate (3)

			10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(6)

			10.2	Ellwood Federal Savings Bank 1990 Stock Option Plan (3)(6)

			10.3	PennFirst Bancorp, Inc. 1992 Stock Incentive Plan (4)(6)

			10.4	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (5)(6)

			10.5	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (5)(6)

			10.6	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (5)(6)

			10.7	Amended and Restated Workingmens Bank Restricted Stock Plan and Trust Agreement (7)(6)

			10.8	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (5)(6)

			10.9	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Directors and Trust Agreement (5)(6)

			10.10	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2007 (5)(6)

			10.11	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2007 (5)(6)

			10.12	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (5)(6)

			10.13	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (5)(6)

			10.14	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (5)(6)

			10.15	Amended and Restated ESB Financial Corporation Excess Benefit Plan (5)(6)

			10.16	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (5)(6)

			10.16	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (5)(6)

			13	2008 Annual Report to Shareholders (1)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.

23	Consent of S.R. Snodgrass, A.C. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed herewith
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 1993.
(5)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(6)	Management contract or compensatory plan or arrangement.
(7)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 22, 2006.

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2008 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 12, 2009	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 12, 2009
Charlotte A. Zuschlag
President and Chief Executive Officer, Director (Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 12, 2009
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 12, 2009
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 12, 2009
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Lloyd L. Kildoo	Date: March 12, 2009
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date: March 12, 2009
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 12, 2009
James P. Wetzel, Jr. – Director