Form 10-Q
period 2009-03-31
ESB FINANCIAL CORP
filed 2009-05-08
CIK 872835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐    Not applicable  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2009:

Common Stock, $0.01 par value	12,059,550 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2009 and December 31, 2008 (Unaudited)

(Dollar amounts in thousands)

	March 31, 2009	December 31, 2008
Assets
Cash on hand and in banks	$4,810	$6,680
Interest-earning deposits	15,068	11,032
Federal funds sold	1,569	1,181

Cash and cash equivalents	21,447	18,893
Securities available for sale; cost of $1,085,534 and $1,086,061	1,102,938	1,096,806
Loans receivable, net of allowance for loan losses of $6,146 and $6,006	688,276	691,315
Accrued interest receivable	9,757	10,052
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	11,870	11,657
Real estate acquired through foreclosure, net	678	539
Real estate held for investment	34,438	34,594
Goodwill	41,599	41,599
Intangible assets	1,697	1,830
Bank owned life insurance	28,717	28,481
Prepaid expenses and other assets	11,811	11,603

Total assets	$1,980,698	$1,974,839

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$892,590	$877,329
FHLB advances	471,267	525,684
Repurchase agreements	366,000	337,500
Other borrowings	33,095	23,324
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	2,774	2,816
Accounts payable for land development	6,237	6,621
Accrued expenses and other liabilities	13,481	12,107

Total liabilities	1,831,837	1,831,774

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 and 13,805,812 shares issued; 12,062,277 and 12,123,076 shares outstanding	138	138
Additional paid-in capital	101,047	101,041
Treasury stock, at cost; 1,743,535 and 1,682,736 shares	(19,981)	(19,371)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,454)	(1,672)
Retained earnings	57,561	55,789
Accumulated other comprehensive income, net	10,880	6,459

Total ESB Financial Corporation stockholders’ equity	148,191	142,384
Noncontrolling interest	670	681

Total stockholders’ equity	148,861	143,065

Total liabilities and stockholders’ equity	$1,980,698	$1,974,839

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans receivable	$10,007	$9,824
Taxable securities available for sale	12,381	12,545
Tax free securities available for sale	1,299	1,180
FHLB stock	—	402
Deposits with banks and federal funds sold	5	60

Total interest income	23,692	24,011

Interest expense:
Deposits	4,936	6,488
Borrowed funds	9,277	9,939
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	648	817

Total interest expense	14,861	17,244

Net interest income	8,831	6,767
Provision for loan losses	310	221

Net interest income after provision for loan losses	8,521	6,546

Noninterest income:
Fees and service charges	926	855
Net gain on sale of loans	52	—
Increase of cash surrender value of bank owned life insurance	236	288
Net realized loss on derivatives	(140)	(140)
Income from real estate joint ventures	143	196
Other	145	127

Total noninterest income	1,362	1,326

Noninterest expense:
Compensation and employee benefits	3,588	3,418
Premises and equipment	669	682
Federal deposit insurance premiums	323	24
Data processing	495	479
Amortization of intangible assets	129	157
Advertising	111	73
Other	934	932

Total noninterest expense	6,249	5,765

Income before income taxes	3,634	2,107
Provision for income taxes	597	138

Net income	3,037	1,969

Less: net income attributable to the noncontrolling interest	(5)	(14)

Net income attributable to ESB Financial Corporation	$3,032	$1,955

Net income per share
Basic	$0.25	$0.16
Diluted	$0.25	$0.16
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	11,939,827	12,108,978
Weighted average shares and share equivalents outstanding	12,028,168	12,202,293

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2009 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2009	$138	$101,041	$(19,371)	$(1,672)	$55,789	$6,459	$681	$143,065

Comprehensive results:
Net income	—	—	—	—	3,032	—	5	3,037
Other comprehensive results, net	—	—	—	—	—	4,421	—	4,421

Total comprehensive results	—	—	—	—	3,032	4,421	5	7,458
Cash dividends at $0.10 per share	—	—	—	—	(1,191)	—	—	(1,191)
Purchase of treasury stock, at cost (70,204 shares)	—	—	(747)	—	—	—	—	(747)
Reissuance of treasury stock for stock option exercises (9,405 shares)	—	—	137	—	(69)	—	—	68
Release of ESOP shares	—	(6)	—	218	—	—	—	212
Tax effect of compensatory stock options	—	3	—	—	—	—	—	3
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Release of MRP	—	9	—	—	—	—	—	9

Balance at March 31, 2009	$138	$101,047	$(19,981)	$(1,454)	$57,561	$10,880	$670	$148,861

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income	$3,032	$1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	218	243
Provision for loan losses	310	221
Amortization of premiums and accretion of discounts	573	421
Origination of loans available for sale	(4,410)	—
Proceeds from sale of loans available for sale	4,464	—
Gain on sale of loans available for sale	(52)	—
Amortization of intangible assets	129	157
Compensation expense on ESOP and MRP	276	222
Compensation expense on stock options	37	27
Increases in Bank owned life insurance	(236)	(288)
Decrease (increase) in accrued interest receivable	295	(170)
Increase in prepaid expenses and other assets	(2,253)	(2,207)
Increase in accrued expenses and other liabilities	1,337	749
Other	10	53

Net cash provided by operating activities	3,730	1,383

Investing activities:
Loan originations	(37,710)	(45,729)
Purchases of:
Securities available for sale	(44,385)	(63,219)
Interest rate cap contracts	(189)	(565)
FHLB stock	—	(1,378)
Premises and equipment	(434)	(143)
Principal repayments of:
Loans receivable	39,816	29,820
Securities available for sale	44,780	42,599
Proceeds from the sale of:
Real estate acquired through foreclosure	2	571
Redemption of FHLB stock	—	1,798
Funding of real estate held for investment	(1,360)	(3,731)
Proceeds from real estate held for investment	1,132	2,148

Net cash provided by (used in) investing activities	1,652	(37,829)

Financing activities:
Net increase in deposits	15,261	24,170
Proceeds from long-term borrowings	60,684	106,644
Repayments of long-term borrowings	(70,236)	(67,246)
Net decrease in short-term borrowings	(6,594)	(25,011)
Proceeds received from exercise of stock options	71	115
Dividends paid	(1,212)	(1,255)
Payments to acquire treasury stock	(747)	(1,592)
Stock purchased by ESOP	(55)	—

Net cash (used in) provided by financing activities	(2,828)	35,825

Net increase (decrease) in cash equivalents	2,554	(621)
Cash equivalents at beginning of period	18,893	19,258

Cash equivalents at end of period	$21,447	$18,637

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2009	2008
Supplemental information:

Interest paid	$15,077	$16,939
Income taxes paid	304	11

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	180	52
Dividends declared but not paid	1,191	1,203

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as contained in the Company’s 2008 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2009, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three months ended March 31, 2009 and 2008, the Company recorded approximately $37,000 and $27,000, respectively, in compensation expense and a tax benefit of $3,300 and $8,100, respectively, related to our share-based compensation awards that are expected to vest in 2009. As of March 31, 2009, there was approximately $409,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the three months ended March 31, 2009 and 2008 there were $20,000 and $6,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

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

Recent Accounting and Regulatory Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS No. 160 in the first quarter and the adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of March 31, 2009:
Trust preferred securities	$500	$—	$(41)	$459
Municipal securities	137,891	2,030	(3,121)	136,800
Equity securities	1,237	47	(101)	1,183
Corporate bonds	86,027	1,029	(11,954)	75,102
Mortgage-backed securities	859,879	30,140	(625)	889,394

	$1,085,534	$33,246	$(15,842)	$1,102,938

December 31, 2008:
Trust Preferred securities	$500	$—	$(21)	$479
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	67,883	128	(9,528)	58,483
Mortgage-backed securities	881,782	22,068	(757)	903,093

	$1,086,061	$23,850	$(13,105)	$1,096,806

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009:

As of March 31, 2009 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$459	$41	1	$459	$41
Municipal securities	37	32,533	1,155	48	38,817	1,966	85	71,350	3,121
Equity Securities	5	997	94	1	55	7	6	1,052	101
Corporate bonds	5	14,369	1,117	11	44,561	10,837	16	58,930	11,954
Mortgage-backed securities	8	23,473	476	5	8,649	149	13	32,122	625

	55	$71,372	$2,842	66	$92,541	$13,000	121	$163,913	$15,842

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

As of December 31, 2008 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$479	$21	1	$479	$21
Municipal securities	53	43,714	1,830	23	20,571	969	76	64,285	2,799
Corporate bonds	4	12,598	1,458	8	35,785	8,070	12	48,383	9,528
Mortgage-backed securities	6	9,535	359	12	18,625	398	18	28,160	757

	63	$65,847	$3,647	44	$75,460	$9,458	107	$141,307	$13,105

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as other than temporary impairment losses, and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at March 31, 2009, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities, additionally, the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2009	December 31, 2008
Mortgage loans:
Residential - single family	$351,032	$353,658
Residential - multi family	33,268	33,680
Commercial real estate	76,212	76,633
Construction	55,837	55,979

Subtotal mortgage loans	516,349	519,950

Other loans:
Consumer loans
Home equity loans	72,261	71,271
Dealer auto and RV loans	61,033	60,896
Other loans	10,347	10,656
Commercial business	46,913	44,508

Subtotal other loans	190,554	187,331

Total Loans	706,903	707,281

Less:
Allowance for loan losses	6,146	6,006
Deferred loan fees and net discounts	(2,773)	(2,825)
Loans in process	15,254	12,785

	$688,276	$691,315

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2009	$6,006
Provision for loan losses	310
Charge offs	(222)
Recoveries	52

Balance March 31, 2009	$6,146

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2009		December 31, 2008
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$66,727	7.5%	$65,726	7.5%
NOW account deposits	106,194	11.9%	105,235	12.0%
Money Market deposits	30,746	3.4%	26,876	3.1%
Passbook account deposits	110,562	12.4%	104,109	11.8%
Time deposits	578,361	64.8%	575,383	65.6%

	$892,590	100.0%	$877,329	100.0%

Time deposits mature as follows:

Within one year	$399,823	44.8%	$399,167	45.5%
After one year through two years	115,689	13.0%	90,832	10.3%
After two years through three years	47,732	5.3%	75,145	8.6%
After three years through four years	5,594	0.6%	2,364	0.3%
After four years through five years	7,894	0.9%	6,461	0.7%
Thereafter	1,629	0.2%	1,414	0.2%

	$578,361	64.8%	$575,383	65.6%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	March 31, 2009		December 31, 2008
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	5.13%	$254,650	4.82%	$249,750
Due beyond 12 months but within 2 years	4.44%	125,000	4.98%	165,000
Due beyond 2 years but within 3 years	3.12%	32,550	3.32%	51,866
Due beyond 3 years but within 4 years	3.56%	10,952	3.59%	10,000
Due beyond 4 years but within 5 years	3.85%	28,075	3.83%	29,027
Due beyond 5 years	3.85%	20,040	3.85%	20,041

		$471,267		$525,684

Repurchase agreements:
Due within 12 months	3.47%	$51,000	4.55%	$72,500
Due beyond 12 months but within 2 years	5.02%	10,000	5.02%	10,000
Due beyond 2 years but within 3 years	3.33%	35,000	3.56%	10,000
Due beyond 3 years but within 4 years	3.47%	130,000	3.74%	75,000
Due beyond 4 years but within 5 years	3.45%	60,000	3.47%	90,000
Due beyond 5 years	4.38%	80,000	4.38%	80,000

		$366,000		$337,500

Other borrowings:

Federal Reserve Borrowings
Due within 12 months	0.25%	$10,000	—	$—

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	709	5.25%	945

		$1,654		$1,890

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	1,400	6.30%	1,400
Due beyond 5 years	6.30%	7,000	6.30%	7,000

		$14,000		$14,000

Treasury tax and loan note payable	—	$175	—	$203

Borrowings for joint ventures	3.75%	$7,266	3.75%	$7,231

Junior subordinated notes
Due beyond 5 years	5.66%	$46,393	5.94%	$46,393

Included in the $471.3 million of FHLB advances at March 31, 2009 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $471.3 million of FHLB advances is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty.

Included in the $366.0 million of Repurchase Agreements (REPOs) are $60.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $366.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. After two years starting in April 2009 and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $366.0 million of REPOs are $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

The junior subordinated notes have various maturities, interest rate structures and call dates. The following paragraphs detail the characteristics of these notes.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. No unamortized deferred debt issuance costs associated remain on this issuance.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable at three month London Interbank Offer Rate Index (LIBOR) plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income	$3,032	$1,955
Weighted-average common shares outstanding	11,940	12,109

Basic earnings per share	$0.25	$0.16

Weighted-average common shares outstanding	11,940	12,109
Common stock equivalents due to effect of stock options	88	93

Total weighted-average common shares and equivalents	12,028	12,202

Diluted earnings per share	$0.25	$0.16

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) 152,687 and 234,809 at March 31, 2009 and March 31, 2008, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 91,632 shares at $10.83 per diluted share expiring November 2012, 80,310 shares at $15.35 per diluted share expiring November 2013, 84,040 shares at $14.50 per diluted share expiring November 2014, 78,300 shares at $12.20 per diluted share expiring May 2015, 16,110 shares at $12.40 per diluted share expiring May 2015, 89,730 shares at $10.75 per diluted share, expiring November 2016, 91,150 shares at $10.11 per diluted share, expiring November 2017 and 91,030 shares at $10.30 per diluted share, expiring November 2018 were outstanding as of March 31, 2009 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

7.	Comprehensive Income

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

(Dollar amounts in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net Income:	$3,037	$1,969
Other comprehensive income (loss)- net of tax
Fair value adjustment on securities available for sale, net of tax benefit of $434 in 2008, $1,190 in 2008.	4,395	2,310
Pension and postretirement amortization, net of tax expense of $13, in 2009 $20, in 2008	26	38

Other comprehensive income - net of tax	4,421	2,348

Comprehensive income	7,458	4,317
Comprehensive income attributable to the noncontrolling interest	(5)	(14)

Comprehensive income attributable to ESB Financial Corporation	$7,453	$4,303

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2009, the participants in the plan had credited service under the SERP ranging from 18 to 30 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2009:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Components of net periodic pension cost

Service cost	$12	$11
Interest cost	26	27
Amortization of unrecognized gains and losses	8	6
Amortization of prior service cost	10	10

Net periodic pension cost	$56	$54

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Components of net periodic pension cost

Service cost	$7	$8
Interest cost	12	12
Amortization of prior service cost	22	22

Net periodic pension cost	$41	$42

9.	Fair Value

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2009 and 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$1,183	$1,065,214	$36,541	$1,102,938
Interest rate caps	—	206	—	206

	As of December 31, 2008
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$706	$1,057,889	$38,211	$1,096,806
Interest rate caps	—	157	—	157

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 50 to 145 basis points. Liquidity risk adjustments ranged from 50 to 100 basis points where the securities of the 15 largest banks in the United States are assigned 50 basis points. Approximately $17.4 million or 47.7% of the $36.5 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the three month period ended March 31, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

Securities available for sale
Beginning balance January 1, 2009	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3
Net realized gain (loss) on securities available for sale	—
Included in other comprehensive income	(1,673)
Transfers in and/or out of Level III	—
Purchases, issuances and settlements	—

Ending balance, March 31, 2009	$36,541

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended March 31, 2009, for Level III assets and liabilities that are still held at March 31, 2009.

Securities available for sale
Interest income on securities	$3
Net realized gain (loss) on securities available for sale	—

Total	$3

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$525	$525

	As of December 31, 2008
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$590	$590

10.	Adoption of Accounting Standards

On January 1, 2009, Federated adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the Company’s financial position and results of operations. The presentation of the statement of condition was affected by renaming the minority interest to noncontrolling interest, removing it from other liabilities and reclassifying it as a component of stockholders equity separate from the Company’s equity. The Company’s statement of operations was affected by reclassifying the noncontrolling interest from noninterest expense and presenting it separately from the income attributable to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the financial statements and notes presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2009 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2008, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2009, the Company reported net income of $3.0 million, a $1.0 million, or 55.1%, increase in earnings over the same period last year. The Company realized a decrease in interest income of approximately $319,000 over the same quarter last year. However, interest expense decreased by approximately $2.4 million during the same period. The result was an increase of 38 basis points in the Company’s net interest margin, from the same period last year.

The increase in income for the quarter reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repo’s with embedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the company’s interest rate margin. During the first quarter of 2009, the Company had approximately $70.0 million of wholesale borrowings maturing with a weighted average rate of 5.08% and an original call/maturity of 2.8 years. These borrowings were replaced during the quarter ended March 31, 2009 with borrowings with a weighted average rate of 2.80% and a weighted average call/maturity of 4.1 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.0 million for the three months ended March 31, 2009, as compared to net income of $2.0 million for the same period in the prior year. The $1.0 million, or 55.1%, increase in net income for the quarter ended March 31, 2009, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses and non-interest income of $2.0 million and $36,000, respectively, partially offset by increases in non-interest expense and provision for income taxes of $484,000 and $459,000, respectively.

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

Net interest income increased $2.1 million, or 30.5%, to $8.8 million for the three months ended March 31, 2009, compared to $6.8 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $2.4 million, partially offset by a decrease to interest income of $319,000.

Interest income. Interest income decreased $319,000, or 1.3%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, Federal Home Loan Bank (FHLB) stock and interest earning deposits of $45,000, $402,000 and $55,000, respectively, partially offset by an increase in interest earned on loans receivable of $183,000.

Interest earned on loans receivable increased $183,000, or 1.9%, for the three months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $57.8 million, or 9.0%, to $697.8 million for the three months ended March 31, 2009, compared to $640.0 million for the same period in the prior year, partially offset by a decrease in the yield on loans receivable of 38 basis points to 5.82% at March 31, 2009 from 6.20% at March 31, 2008.

Interest earned on securities decreased $45,000, or 0.3%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 5.26% for the three months ended March 31, 2009 from 5.36% for the same period in the prior year partially offset by an increase in the average balance of the securities portfolio of $21.4 million, or 2.0%, to $1.1 billion at March 31, 2009.

Interest earned on FHLB stock decreased $402,000, or 100.0%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily the result of the decision by the FHLB of Pittsburgh to suspend dividends on FHLB stock during the fourth quarter of 2008, as well as a decline in the average balance of FHLB stock of $4.2 million, or 13.2%, to $27.5 million at March 31, 2009.

These changes are reflected in the quarterly and year to date rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $2.4 million, or 13.8%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.6 million, $662,000 and $169,000, respectively.

Interest incurred on deposits decreased $1.6 million, or 23.9%, for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.43% from 3.31% for the quarters ended March 31, 2009 and 2008, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $34.2 million, or 4.3%, to $823.3 million for the three months ended March 31, 2009, compared to $789.1 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds, the largest component of the Company’s interest-bearing liabilities, decreased $662,000, or 6.7%, for the three months ended March 31, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.28% from 4.74%, partially offset by an increase in the average balance of borrowed funds of $35.0 million, or 4.2%, to $878.7 million for the quarter ended March 31, 2009.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. The interest incurred on these borrowings decreased by $169,000, or 20.7%, due primarily to a decrease in the cost of these funds to 5.67% for the quarter ended March 31, 2009 from 6.38% for the same period in the prior year, as well as a decrease in the average balance of $5.1 million, or 10.0%, to $46.4 million at March 31, 2009.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2009				2008
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$928,195	$12,081	5.21%		$916,092	$11,941	5.21%
Taxable corporate bonds available for sale	45,804	300	2.66%		46,343	604	5.24%
Tax-exempt securities available for sale	116,772	1,299	6.74	%(1)	106,912	1,180	6.69	%(1)

	1,090,771	13,680	5.26	%(1)	1,069,347	13,725	5.36	%(1)

Mortgage loans	505,493	7,326	5.80%		470,240	7,135	6.07%
Other loans	171,084	2,473	5.86%		155,522	2,528	6.54%
Tax-exempt loans	21,191	208	6.03	%(1)	14,220	161	6.90	%(1)

	697,768	10,007	5.82	%(1)	639,982	9,824	6.20	%(1)

Cash equivalents	14,070	5	0.14%		12,563	60	1.92%
FHLB stock	27,470	—	0.00%		31,647	402	5.11%

	41,540	5	0.05%		44,210	462	4.20%

Total interest-earning assets	1,830,079	23,692	5.36	%(1)	1,753,539	24,011	5.64	%(1)
Other noninterest-earning assets	152,041	—	—		150,476	—	—

Total assets	$1,982,120	$23,692	4.95	%(1)	$1,904,015	$24,011	5.19	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$243,763	$178	0.30%		$224,181	$384	0.69%
Time deposits	579,491	4,758	3.33%		564,896	6,104	4.35%

	823,254	4,936	2.43%		789,077	6,488	3.31%

FHLB advances	507,026	5,812	4.65%		628,379	7,489	4.79%
Repurchase Agreements	335,083	3,213	3.89%		200,333	2,286	4.59%
Other borrowings	36,601	252	2.79%		15,022	164	4.39%

	878,710	9,277	4.28%		843,734	9,939	4.74%

Preferred securities- fixed	36,083	527	5.93%		36,083	528	5.89%
Preferred securities- adjustable	10,310	121	4.76%		15,446	289	7.53%

	46,393	648	5.67%		51,529	817	6.38%

Total interest-bearing liabilities	1,748,357	14,861	3.45%		1,684,340	17,244	4.12%

Noninterest-bearing demand deposits	69,579	—	—		59,385	—	—
Other noninterest-bearing liabilities	19,798	—	—		24,572	—	—

Total liabilities	1,837,734	14,861	3.28%		1,768,297	17,244	3.92%
Stockholders’ equity	144,386	—	—		135,718	—	—

Total liabilities and equity	$1,982,120	$14,861	3.04%		$1,904,015	$17,244	3.64%

Net interest income		$8,831				$6,767

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.91	%(1)			1.52	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.06	%(1)			1.68	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2009 and 2008 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31, 2009 versus 2008 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$272	$(317)	$(45)
Loans	853	(670)	183
Cash equivalents	6	(61)	(55)
FHLB stock	(47)	(355)	(402)

Total interest-earning assets	1,084	(1,403)	(319)

Interest expense:
Deposits	271	(1,823)	(1,552)
FHLB advances	(1,400)	(277)	(1,677)
Repurchase agreements	1,339	(412)	927
Other borrowings	166	(78)	88
Preferred securities	(77)	(92)	(169)

Total interest-bearing liabilities	299	(2,682)	(2,383)

Net interest income	$785	$1,279	$2,064

Provision for loan losses. The provision for loan losses increased $89,000 to $310,000 for the quarter ended March 31, 2009, compared to $221,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2009. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2009 amounted to $6.1 million, or .87% of the Company’s total loan portfolio, as compared to $6.0 million, or .85%, at December 31, 2008. The Company’s allowance for losses on loans as a percentage of non-performing loans was 185.6% and 239.9% at March 31, 2009 and December 31, 2008, respectively.

Non-interest income. Non-interest income increased $36,000, or 2.7%, for the three months ended March 31, 2009, compared to the same period in the prior year. This increase can be attributed to increases in income from fees and service charges, net gain on sale of loans and other income of $71,000, $52,000 and $18,000, respectively, partially offset by decreases in cash surrender value of BOLI and income from joint ventures of $52,000 and $53,000, respectively.

Fees and service charges increased $71,000, or 8.3%, to $926,000 for the three months ended March 31, 2009 compared to $855,000 for the same period in the prior year. These increases can be attributed to increases in fees on NOW accounts due to the Company’s overdraft protection program and debit card transaction fees.

Net gain on sale of loans increased $52,000, or 100.0% for the three months ended March 31, 2009 compared to March 31, 2008.

The cash surrender value of BOLI decreased $52,000, or 18.1%, to $236,000 for the three months ended March 31, 2009 compared to $288,000 for the same period in the prior year.

Income from real estate joint ventures decreased $53,000, or 27.0%, to $143,000 for the quarter ended March 31, 2009 compared to $196,000 for the quarter ended March 31, 2008. The Company has a 51% ownership in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $484,000, or 8.4%, to $6.2 million for the three months ended March 31, 2009 as compared to $5.8 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, federal deposit insurance premiums, data processing and advertising of $170,000, $299,000, $16,000 and $38,000, respectively, partially offset by decreases in premises and equipment and amortization of intangible assets of $13,000 and $28,000, respectively.

Compensation and employee benefits increased by $170,000, or 5.0%, to $3.6 million for the quarter ended March 31, 2009, as compared to the same quarter in the prior year. The increases were due to normal salary adjustments between the periods.

Federal deposit insurance premiums increased $299,000, to $323,000 for the quarter ended March 31, 2009 as compared to $24,000 for the same period in the prior year. This increase is primarily attributable to an increase in the rates charged to financial institutions by the FDIC.

Amortization of intangible assets decreased $28,000, or 17.8%, for the quarter ended March 31, 2009 as compared to the same period in the prior year. The decrease primarily resulted from decreases to the normal amortization of the core deposit intangible of the Company’s acquisitions.

Provision for income taxes. The provision for income taxes increased $459,000 to $597,000 for the three months ended March 31, 2009, compared to $138,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income between the quarters and reflects an effective tax rate of 16.4% for the quarter ended March 31, 2009 as compared to 6.6% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $5.9 million, or 0.3%, to $2.0 billion at March 31, 2009. Cash and cash equivalents, securities available for sale, premises and equipment, real estate acquired through foreclosure, prepaid expenses and other assets and bank owned life insurance increased by $2.6 million, $6.1 million, $213,000, $139,000, $208,000 and $236,000, respectively. These increases were offset by decreases to loans receivable, accrued interest receivable, real estate held for investment and intangible assets of $3.0 million, $295,000, $156,000 and $133,000, respectively. Total liabilities increased $63,000 to $1.8 billion at March 31, 2009 and stockholders’ equity increased $5.8 million, or 4.1%, to $148.9 million at March 31, 2009 as compared to $143.1 million at December 31, 2008. The increase in total liabilities was primarily the result of increases in deposits and accrued expenses and other liabilities of $15.3 million and $1.4 million, respectively, which were partially offset by decreases in borrowings and accounts payable for land development of $16.1 million and $384,000, respectively. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income and retained earnings of $4.4 million and $1.8 million, respectively, and a decrease in unearned employee stock ownership plan shares of $218,000, partially offset by a net increase in treasury stock of $610,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $2.6 million, or 13.5%, to $21.4 million at March 31, 2009 from $18.9 million at December 31, 2008. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $6.1 million, or 0.56%, to $1.1 billion at March 31, 2009. During the three months ended March 31, 2009, the Company recorded purchases of available for sale securities of $44.4 million, consisting of purchases of adjustable-rate mortgage backed securities of $23.0 million, $2.7 million of municipal bonds, $18.1 million of corporate bonds and $561,000 of equity securities. The portfolio increased by $6.7 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized. Offsetting these increases were repayments and maturities of securities of $44.8 million and premium amortizations of $132,000.

The Company’s investment strategy for 2009 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company recently took down $85.0 million of wholesale borrowings with embedded interest rate caps to help insulate the net interest margin against a rapid rise in short term interest rates and $50.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first three months of 2009, this resulted in $140,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

Quarterly, the Company reviews its securities portfolio for other-than-temporary impairment. This review includes an assessment of the following factors; the rating of the security, the length of time that the decline in fair value has existed, the financial condition of the issuer and the issuer’s ability to continue to pay interest or dividends, whether the decline can be attributed to specific adverse conditions in the geographic area or industry, the extent that fair value is below cost and management’s ability to hold the investment for a period of time to allow for recovery.

As of March 31, 2009, the Company had securities with unrealized losses for greater than twelve months of $13.0 million, as discussed in footnote 3 to the unaudited consolidated financial statements on page 12. Included in the $13.0 million was $9.7 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does have the intent and ability to hold the securities until recovery and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $3.0 million, or 0.4%, to $688.3 million at March 31, 2009 from $691.3 million at December 31, 2008. Included in this decrease were decreases in mortgage loans of $3.6 million, or 0.7%, and an increase in allowance for loan losses, deferred loan fees and loans in process of a combined $2.7 million, or 16.7%, partially offset by an increase in other loans of $3.2 million, or 1.7%, during the three months ended March 31, 2009. During the three month period, the Company had loan originations of approximately $37.7 million and loan repayments of approximately $39.8 million, resulting in the overall decline to the portfolio.

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

Non-performing assets amounted to $4.2 million, or 0.21%, of total assets at March 31, 2009 compared to $3.3 million, or 0.17%, of total assets at December 31, 2008. The increase in non-performing assets of approximately $889,000 was primarily the result of increases in non-performing loans and REO of $809,000 and $139,000, respectively, partially offset by a decrease in repossessed vehicles of approximately $58,000.

FHLB Stock. FHLB stock remained the same at $27.5 million at March 31, 2009. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Premises and Equipment. The Company’s premises and equipment increased $213,000, or 1.8%, to $11.9 million at March 31, 2009 compared to $11.7 million at December 31, 2008. This increase was primarily due to the construction of the Company’s second Butler County office. The Company has incurred costs of approximately $571,000 related to the construction, $298,000 of which were incurred in 2008. The office should be completed during the third quarter of 2009.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $156,000, or 0.4%, to $34.4 million at March 31, 2009 compared to $34.6 million at December 31, 2008. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $133,000, or 7.3%, to $1.7 million at March 31, 2009 from $1.8 million at December 31, 2008. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $494,000, $413,000, $332,000, $251,000, $169,000 and $95,000 for the years 2009, 2010, 2011, 2012, 2013 and thereafter, respectively

Prepaid Expenses and Other assets. Prepaid expenses and other assets increased $208,000, or 1.8%, to $11.8 million at March 31, 2009 from $11.6 million at December 31, 2008. The increase primarily resulted from an increase to various receivable accounts, partially offset by a decrease to the deferred tax asset resulting from market value adjustments on the securities available for sale portfolio of approximately $2.3 million.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $892.6 million, or 49.3%, of the Company’s total funding sources at March 31, 2009. Total deposits increased $15.3 million, or 1.7%, to $892.6 million at March 31, 2009 from $877.3 million at December 31, 2008. Non-interest-bearing deposits increased $1.0 million while interest-bearing demand deposits increased $11.3 million and time deposits increased $3.0 million, respectively, during the three months ended March 31, 2009. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the federal reserve and corporate debt. Borrowed funds decreased $16.1 million, or 1.7%, to $916.8 million at March 31, 2009 from $932.9 million at December 31, 2008. FHLB advances decreased $54.4 million, or 10.4%, repurchase agreements increased $28.5 million, or 8.4%, while other borrowings increased approximately $9.7 million, or 41.9% during the three months ended March 31, 2009. Borrowed funds and deposits are the primary sources of funds for the Company. As part of its general business practice the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $384,000 to $6.2 million at March 31, 2009. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Stockholders’ equity. Stockholders’ equity increased $5.8 million, or 4.1%, to $148.9 million at March 31, 2009 as compared to $143.1 million at December 31, 2008. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income and retained earnings of $4.4 million and $1.8 million, respectively and a decrease in unearned employee stock ownership plan shares of $218,000, partially offset by a net increase in treasury stock of $610,000. The increase in the accumulated other comprehensive income of $4.4 million was primarily related to an increase in the pre-tax fair value of mortgage backed securities of $8.2 million, partially offset by a decline in pre-tax fair value of the corporate bonds of $1.5 million.

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

As of March 31, 2009, the implementation of these asset and liability initiatives resulted in the following: (i) $206.4 million or 29.2% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $87.0 million or 23.4% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $283.9 million or 31.9% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $50.0 million in notional amount of interest rate caps and $85.0 million in structured borrowings with $110.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2009, the Company’s interest-earning assets maturing or repricing within one year totaled $600.7 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $816.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $216.1 million or a negative 10.9% of total assets. At March 31, 2009, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 73.5%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2009 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2009 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net income at March 31, 2009, increased from December 31, 2008.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.81%	1.85%	(1.90)%	N/A
Return on average equity - increase (decrease)	2.88%	2.88%	(3.16)%	N/A
Diluted earnings per share - increase (decrease)	3.07%	3.08%	(3.23)%	N/A
EVE - increase (decrease)	(6.91)%	(17.65)%	(19.71)%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2008 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2008 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2008 for the change in EVE:

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	0.55%	0.17%	(1.53)%	N/A
Return on average equity - increase (decrease)	1.11%	0.60%	(2.62)%	N/A
Diluted earnings per share - increase (decrease)	1.07%	0.49%	(2.79)%	N/A
EVE - increase (decrease)	(12.06)%	(29.72)%	(22.03)%	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $3.7 million during the three months ended March 31, 2009. Net cash provided by operating activities was primarily comprised of net income of $3.0 million.

Funds provided by investing activities totaled $1.7 million during the three months ended March 31, 2009. Primary uses of funds were $37.7 million for origination of loans, $44.4 million for security purchases, $189,000 for interest rate cap purchases, $434,000 for purchase of premises and equipment, and $1.4 million for funding of real estate held for investment. Offsetting these uses were sources of funds during the period included repayments of securities of $44.8 million, repayments of loans of $39.8 million and proceeds from real estate held for investment of $1.1 million.

Funds used by financing activities totaled $2.8 million for the three months ended March 31, 2009. The primary uses of funds include the repayment of long-term borrowings of $70.2 million, net repayment of short-term borrowings of $6.6 million, payment of dividends of $1.2 million and $747,000 for the acquisition of treasury stock. These uses were offset by sources of funds of $15.3 million from the increase in deposits and $60.7 million from proceeds from long-term borrowings. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended March 31, 2009, the Company incurred $60.7 million in long-term borrowings with a weighted average rate of 2.80% and the Company repaid $70.2 million of long-term borrowings with a weighted average rate of 5.08%.

At March 31, 2009, the total approved loan commitments outstanding amounted to $29.6 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $75.5 million and the unadvanced portion of construction loans approximated $7.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $399.8 million.

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

On March 17, 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 24, 2009, to shareholders of record at the close of business on March 31, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2009, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.2% and 14.7%, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2009. Management believes there have been no material changes in the Company’s market risk since December 31, 2008.

Item 4.	Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2009	5,265	$10.84	5,265	138,286
February 1-28, 2009	37,139	11.05	37,139	101,147
March 1-31, 2009	27,800	10.05	27,800	73,347

Totals	70,204	$10.64	70,204	73,347

(1)	On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, of the Company’s outstanding common stock. The new program began upon the completion of the prior program, which was completed in October of 2007. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 22, 2008, the Company held its Annual Meeting of Stockholders. Nominees for two director positions were elected. Members of the Board of Directors continuing in office after the meeting are Herbert S. Skuba, William B. Salsgiver, Lloyd Kildoo and Mario Manna. All other matters submitted to a vote of stockholders were also approved, and the stockholder votes thereon are summarized as follows:

Election of Directors

Director	For	Withheld	Term/Expiration
Charlotte A. Zuschlag	9,781,636	161,815	Three year term/2012
James P. Wetzel, Jr.	9,798,327	145,124	Three year term/2012

Proposal to ratify the appointment of S.R. Snodgrass, A.C. as the Company’s independent registered public accounting firm for the year ended December 31, 2009:

For	Against	Abstain
9,857,099	38,349	48,003

There were no “broker nonvotes” at the Annual Meeting

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 7, 2009	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer