Form 10-Q
period 2009-06-30
ESB FINANCIAL CORP
filed 2009-08-07
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2009:

Common Stock, $0.01 par value	12,056,716 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2009 and December 31, 2008 (Unaudited)

(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
Assets
Cash on hand and in banks	$4,928	$6,680
Interest-earning deposits	34,900	11,032
Federal funds sold	2,058	1,181

Cash and cash equivalents	41,886	18,893
Securities available for sale; cost of $1,071,448 and $1,086,061	1,093,510	1,096,806
Loans receivable, net of allowance for loan losses of $6,195 and $6,006	659,856	691,315
Loans held for sale	764	—
Accrued interest receivable	10,075	10,052
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	12,640	11,657
Real estate acquired through foreclosure, net	711	539
Real estate held for investment	33,374	34,594
Goodwill	41,599	41,599
Intangible assets	1,570	1,830
Bank owned life insurance	28,943	28,481
Prepaid expenses and other assets	10,991	11,603

Total assets	$1,963,389	$1,974,839

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$900,355	$877,329
FHLB advances	470,921	525,684
Repurchase agreements	344,000	337,500
Other borrowings	22,562	23,324
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	3,366	2,816
Accounts payable for land development	5,990	6,621
Accrued expenses and other liabilities	16,825	12,107

Total liabilities	1,810,412	1,831,774

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 and 13,805,812 shares issued; 12,041,380 and 12,123,076 shares outstanding	138	138
Additional paid-in capital	101,188	101,041
Treasury stock, at cost; 1,764,432 and 1,682,736 shares	(20,234)	(19,371)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,238)	(1,672)
Retained earnings	58,371	55,789
Accumulated other comprehensive income, net	13,990	6,459

Total ESB Financial Corporation stockholders’ equity	152,215	142,384
Noncontrolling interest	762	681

Total stockholders’ equity	152,977	143,065

Total liabilities and stockholders’ equity	$1,963,389	$1,974,839

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$9,790	$9,801	$19,797	$19,625
Taxable securities available for sale	12,065	12,322	24,446	24,867
Tax free securities available for sale	1,342	1,194	2,641	2,374
FHLB stock	—	293	—	695
Deposits with banks and federal funds sold	5	52	10	112

Total interest income	23,202	23,662	46,894	47,673

Interest expense:
Deposits	4,490	5,599	9,426	12,087
Borrowed funds	8,792	9,687	18,069	19,626
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	635	761	1,283	1,578

Total interest expense	13,917	16,047	28,778	33,291

Net interest income	9,285	7,615	18,116	14,382
Provision for loan losses	206	290	516	511

Net interest income after provision for loan losses	9,079	7,325	17,600	13,871

Noninterest income:
Fees and service charges	971	1,021	1,897	1,876
Net gain on sale of loans	114	2	166	2
Increase of cash surrender value of bank owned life insurance	225	289	461	577
Net realized loss on securities available for sale	(7)	—	(7)	—
Income from real estate joint ventures	260	669	403	865
Other	540	531	545	518

Total noninterest income	2,103	2,512	3,465	3,838

Noninterest expense:
Compensation and employee benefits	3,570	3,344	7,158	6,762
Premises and equipment	583	619	1,252	1,301
Federal deposit insurance premiums	1,323	24	1,646	48
Data processing	544	481	1,039	960
Amortization of intangible assets	122	151	251	308
Advertising	154	129	265	202
Other	969	1,003	1,903	1,935

Total noninterest expense	7,265	5,751	13,514	11,516

Income before income taxes	3,917	4,086	7,551	6,193
Provision for income taxes	697	777	1,294	915

Net income	3,220	3,309	6,257	5,278
Less: net income attributable to the noncontrolling interest	94	148	99	162

Net income	$3,126	$3,161	$6,158	$5,116

Net income per share
Basic	$0.26	$0.26	$0.52	$0.42
Diluted	$0.26	$0.26	$0.51	$0.42
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	11,938,938	12,037,875	11,939,379	12,073,430
Weighted average shares and share equivalents outstanding	12,045,089	12,117,825	12,036,625	12,160,063

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2009 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income net of tax	Noncontrolling interest	Total stockholders’ equity
Balance at January 1, 2009	$138	$101,041	$(19,371)	$(1,672)	$55,789	$6,459	$681	$143,065

Comprehensive results:
Net income	—	—	—	—	6,158	—	99	6,257
Other comprehensive results, net	—	—	—	—	—	7,536	—	7,536
Reclassification adjustment	—	—	—	—	—	(5)	—	(5)

Total comprehensive results	—	—	—	—	6,158	7,531	99	13,788

Cash dividends at $0.20 per share	—	—	—	—	(2,380)	—	—	(2,380)
Purchase of treasury stock, at cost (198,532 shares)	—	—	(2,490)	—	—	—	—	(2,490)
Reissuance of treasury stock for stock option exercises (116,836 shares)	—	—	1,627	—	(1,196)	—	—	431
Compensation expense on ESOP		82		434				516
Additional ESOP shares purchased		(56)						(56)
Tax effect of compensatory stock options	—	103	—	—	—	—	—	103
Unvested shares in MRP		18						18
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(18)	(18)

Balance at June 30, 2009	$138	$101,188	$(20,234)	$(1,238)	$58,371	$13,990	$762	$152,977

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2009	2008
Operating activities:
Net income	$6,158	$5,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	441	480
Provision for loan losses	516	511
Amortization of premiums and accretion of discounts	1,128	899
Origination of loans available for sale	(15,479)	(364)
Proceeds from sale of loans available for sale	14,715	366
Gain on sale of loans available for sale	(166)	(2)
Loss on sale of securities available for sale	7	—
Amortization of intangible assets	251	308
Compensation expense on ESOP and MRP	534	438
Compensation expense on stock options	74	53
Increases in bank owned life insurance	(462)	(577)
Increase in accrued interest receivable	(23)	(104)
Increase in prepaid expenses and other assets	(6,827)	3,110
Decrease (increase) in deferred tax asset	3,853	(4,213)
Increase in accrued expenses and other liabilities	2,044	815
Other	716	833

Net cash provided by operating activities	7,480	7,669

Investing activities:
Loan originations	(73,539)	(106,515)
Purchases of:
Securities available for sale	(93,557)	(108,173)
Interest rate cap contracts	(189)	(565)
FHLB stock	—	(4,368)
Premises and equipment	(1,431)	(189)
Principal repayments of:
Loans receivable	104,654	79,226
Securities available for sale	106,934	94,544
Proceeds from the sale of:
Securities available for sale	992	—
Real estate acquired through foreclosure	8	1,029
Redemption of FHLB stock	—	5,054
Funding of real estate held for investment	(5,269)	(7,694)
Proceeds from real estate held for investment	4,741	1,371

Net cash provided by (used in) investing activities	43,344	(46,280)

Financing activities:
Net increase in deposits	25,626	10,439
Proceeds from long-term borrowings	113,239	179,909
Repayments of long-term borrowings	(140,472)	(137,482)
Net decrease in short-term borrowings	(21,792)	(2,568)
Proceeds received from exercise of stock options	533	236
Dividends paid	(2,419)	(2,483)
Payments to acquire treasury stock	(2,490)	(2,152)
Stock purchased by ESOP	(56)	—

Net cash (used in) provided by financing activities	(27,831)	45,899

Net increase in cash equivalents	22,993	7,288
Cash equivalents at beginning of period	18,893	19,258

Cash equivalents at end of period	$41,886	$26,546

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2009	2008
Supplemental information:

Interest paid	$29,016	$32,966
Income taxes paid	1,732	662

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	219	52
Transfers from accrued expenses and other liabilities to deposits	2,600	7,011
Dividends declared but not paid	1,204	1,224

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

The results of operations for the three and six month periods ended June 30, 2009 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2009, the Company was doing business through 23 full service banking branches, one loan production office and its various other subsidiaries. The Company’s 24th full service banking branch opened in July 2009 in Butler County. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2009, the Company recorded approximately $37,000 and $74,000, respectively, in compensation expense and a tax benefit of $3,300 and $6,600, respectively, related to our share-based compensation awards that are expected to vest in 2009. During the three and six months ended June 30, 2008, the Company recorded approximately $27,000 and $53,000 in compensation expense and a tax benefit of $8,200 and $16,300, respectively, related to our share-based compensation awards that are expected to vest in 2008. As of June 30, 2009, there was approximately $372,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

SFAS No. 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. During the three and six months ended June 30, 2009 there were $100,000 and $103,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows. During the three and six months ended June 30, 2008 there were $4,000 and $10,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

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

Recent Accounting and Regulatory Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS No. 160 in the first quarter of 2009 and the adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP

No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ended after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ended after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ended after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards

Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
As of June 30, 2009:
Trust preferred securities	$500	$—	$(18)	$482
Municipal securities	140,618	1,884	(2,427)	140,075
Equity securities	491	7	(56)	442
Corporate bonds	113,222	1,705	(9,181)	105,746
Mortgage-backed securities	816,617	30,773	(625)	846,765

	$1,071,448	$34,369	$(12,307)	$1,093,510

December 31, 2008:
Trust Preferred securities	$500	$—	$(21)	$479
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	67,883	128	(9,528)	58,483
Mortgage-backed securities	881,782	22,068	(757)	903,093

	$1,086,061	$23,850	$(13,105)	$1,096,806

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

As of June 30, 2009

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	1	$482	$18	1	$482	$18
Municipal securities	15	14,931	206	69	57,358	2,221	84	72,289	2,427
Equity Securities	2	77	39	1	45	17	3	122	56
Corporate bonds	3	8,741	181	12	50,160	9,000	15	58,901	9,181
Mortgage-backed securities	2	5,292	70	5	11,576	555	7	16,868	625

	22	$29,041	$496	88	$119,621	$11,811	110	$148,662	$12,307

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as other than temporary impairment losses, and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2009, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities, additionally, the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. OTTI losses on individual securities were recognized during the second quarter according to FSP FAS 115-2 and FAS 124-2 issued by the FASB on April 9, 2009. This new guidance requires that credit-related OTTI be recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized during the second quarter 2009 was $254,000 and was solely related to securities having a book value of $1.7 million. There was no noncredit-related OTTI on these securities recognized in OCI during the second quarter.

One corporate bond has been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Caa2, which is below investment grade. The Company utilized a discounted cash flow method which under FAS No. 157 is a level three pricing method. Cash flows were estimated based upon the contractual terms of the instrument. Market rates have been calculated based upon the five year historical discount margin for this type of instrument from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. The credit spread was based upon the Moody’s rating for the bond along with anticipated default rates and was determined to be 145 basis points. The liquidity risk adjustment was 100 basis points. During this analysis, the Company determined that two of these financial institutions are currently deferring interest payments, and the Company is aware of three additional financial institutions that will begin deferring interest payments in August 2009. All five financial institutions that are/will be deferring interest payments as of August 2009 either lost money or broke even for the most recent quarter. Three of the five financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6% at the end of the first quarter. Also, there were four financial institutions (including two of the five deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%.

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2009 and December 31, 2008 excluding equity securities which have no maturity dates:

(Dollar amounts in thousands)	Available for Sale As of June 30, 2009
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	—	$—	$—
Due from one year to five years	6.17%	56,201	57,796
Due from five to ten years	4.71%	116,347	119,129
Due after ten years	4.95%	898,409	916,143

	4.99%	$1,070,957	$1,093,068

(Dollar amounts in thousands)	Available for sale As of December 31, 2008
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	7.00%	$1	$1
Due from one year to five years	4.34%	12,885	13,331
Due from five to ten years	4.76%	111,235	112,243
Due after ten years	5.19%	961,264	970,525

	5.13%	$1,085,385	$1,096,100

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2009	December 31, 2008
Mortgage loans:
Residential - single family	$328,821	$353,658
Residential - multi family	33,112	33,680
Commercial real estate	73,624	76,633
Construction	53,088	55,979

Subtotal mortgage loans	488,645	519,950

Other loans:
Consumer loans
Home equity loans	71,795	71,271
Dealer auto and RV loans	61,078	60,896
Other loans	10,580	10,656
Commercial business	43,499	44,508

Subtotal other loans	186,952	187,331

Total Loans	675,597	707,281

Less:
Allowance for loan losses	6,195	6,006
Deferred loan fees and net discounts	(2,763)	(2,825)
Loans in process	12,309	12,785

	$659,856	$691,315

Loans Held for Sale

Mortgage loans:
Residential - single family	$764	$—

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals
Balance, January 1, 2009	$6,006

Provision for loan losses	516

Charge offs	(402)

Recoveries	75

Balance June 30, 2009	$6,195

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2009		December 31, 2008
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$66,420	7.4%	$65,726	7.5%
NOW account deposits	109,133	12.2%	105,235	12.0%
Money Market deposits	34,320	3.8%	26,876	3.0%
Passbook account deposits	115,463	12.8%	104,109	11.9%
Time deposits	575,019	63.8%	575,383	65.6%

	$900,355	100.0%	$877,329	100.0%

Time deposits mature as follows:

Within one year	$385,470	42.8%	$399,167	45.5%
After one year through two years	123,247	13.7%	90,832	10.3%
After two years through three years	40,911	4.5%	75,145	8.6%
After three years through four years	6,886	0.8%	2,364	0.3%
After four years through five years	16,509	1.8%	6,461	0.7%
Thereafter	1,996	0.2%	1,414	0.2%

	$575,019	63.8%	$575,383	65.6%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2009		December 31, 2008
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	5.09%	$236,750	4.82%	$249,750
Due beyond 12 months but within 2 years	4.10%	100,000	4.98%	165,000
Due beyond 2 years but within 3 years	2.94%	42,550	3.32%	51,866
Due beyond 3 years but within 4 years	3.76%	34,036	3.59%	10,000
Due beyond 4 years but within 5 years	3.39%	37,013	3.83%	29,027
Due beyond 5 years	3.86%	20,572	3.85%	20,041

		$470,921		$525,684

Repurchase agreements:
Due within 12 months	3.01%	$39,000	4.55%	$72,500
Due beyond 12 months but within 2 years	—	—	5.02%	10,000
Due beyond 2 years but within 3 years	3.33%	35,000	3.56%	10,000
Due beyond 3 years but within 4 years	3.51%	150,000	3.74%	75,000
Due beyond 4 years but within 5 years	3.28%	40,000	3.47%	90,000
Due beyond 5 years	4.38%	80,000	4.38%	80,000

		$344,000		$337,500

Other borrowings:
ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	472	5.25%	945

		$1,417		$1,890

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	1,400	6.30%	1,400
Due beyond 5 years	6.30%	7,000	6.30%	7,000

		$14,000		$14,000

Treasury tax and loan note payable	—	$173	—	$203

Borrowings for joint ventures	3.75%	$6,972	3.75%	$7,231

Junior subordinated notes
Due beyond 5 years	5.56%	$46,393	5.94%	$46,393

Included in the $470.9 million of FHLB advances at June 30, 2009 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $470.9 million of FHLB advances is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. Also included in the $470.9 million of FHLB advances is $20.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $344.0 million of Repurchase Agreements (REPOs) are $60.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $344.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $344.0 million of REPOs are $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

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

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. No unamortized deferred debt issuance costs remain on this issuance.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net income	$3,126	$3,161

Weighted-average common shares outstanding	11,939	12,038

Basic earnings per share	$0.26	$0.26

Weighted-average common shares outstanding	11,939	12,038

Common stock equivalents due to effect of stock options	106	80

Total weighted-average common shares and equivalents	12,045	12,118

Diluted earnings per share	$0.26	$0.26

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income	$6,158	$5,116

Weighted-average common shares outstanding	11,939	12,073

Basic earnings per share	$0.52	$0.42

Weighted-average common shares outstanding	11,939	12,073

Common stock equivalents due to effect of stock options	98	87

Total weighted-average common shares and equivalents	12,037	12,160

Diluted earnings per share	$0.51	$0.42

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 152,687 and 234,809 at June 30, 2009 and June 30, 2008, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 80,310 shares at $15.35 per diluted share expiring November 2013 and 84,040 shares at $14.50 per diluted share expiring November 2014 were outstanding as of June 30, 2008 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net Income:	$3,220	$3,309
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $1,592 in 2009, ($5,403) in 2008.	3,079	(10,488)
Net securities losses reclassified into earnings, net of tax benefit of $2 in 2009.	(5)	—
Pension and postretirement amortization, net of tax expense of $13 in 2009 and $6 in 2008	26	12
Fair value adjustment on derivatives, net of tax expense of $5 in 2009.	11	—

Other comprehensive income (loss) - net of tax	3,111	(10,476)

Comprehensive income (loss)	6,331	(7,167)
Comprehensive income attributable to the noncontrolling interest	(94)	(148)

Comprehensive income (loss) attributable to ESB Financial Corporation	$6,237	$(7,315)

(Dollar amounts in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net Income:	$6,257	$5,278
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $3,850 in 2009 and ($4,213) in 2008.	7,473	(8,178)
Net securities gains reclassified into earnings, net of tax benefit of $2 in 2009.	(5)	—
Pension and postretirement amortization, net of tax expense of $27 in 2009 and $26 in 2008.	52	50
Fair value adjustment on derivatives, net of tax expense of $5 in 2009.	11	—

Other comprehensive income (loss) - net of tax	7,531	(8,128)

Comprehensive income (loss)	13,788	(2,850)
Comprehensive income attributable to the noncontrolling interest	(99)	(162)

Comprehensive income (loss) attributable to ESB Financial Corporation	$13,689	$(3,012)

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2009, the participants in the plan had credited service under the SERP ranging from 18 to 30 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2009 and 2008:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Components of net periodic pension cost
Service cost	$12	$11	$24	$22
Interest cost	26	27	52	54
Amortization of unrecognized gains and losses	8	6	16	12
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$56	$54	$112	$108

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Components of net periodic pension cost
Service cost	$7	$8	$14	$16
Interest cost	12	12	24	24
Amortization of prior service cost	22	22	44	44

Net periodic pension cost	$41	$42	$82	$84

9.	Fair Value

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$—	$482	$482
Municipal securities	—	140,075	—	140,075
Equity securities	442	—	—	442
Corporate bonds	—	67,993	37,753	105,746
Mortgage backed securities	—	846,765	—	846,765

Total securities available for sale	$442	$1,054,833	$38,235	$1,093,510

Other assets
Interest rate caps	$—	$589	$—	$589
Interest rate swaps	—	16	—	16

Total other assets	$—	$605	$—	$605

	As of December 31, 2008
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$—	$479	$479
Municipal securities	—	134,045	—	134,045
Equity securities	706	—	—	706
Corporate bonds	—	20,751	37,732	58,483
Mortgage backed securities	—	903,093	—	903,093

Total securities available for sale	$706	$1,057,889	$38,211	$1,096,806

Other assets
Interest rate caps	$—	$157	$—	$157

Total other assets	$—	$157	$—	$157

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 50 to 145 basis points. Liquidity risk adjustments ranged from 50 to 100 basis points where the securities of the 15 largest banks in the United States are assigned 50 basis points. Approximately $18.4 million or 48.1% of the $38.2 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the six month period ended June 30, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

Securities available for sale
Beginning balance January 1, 2009	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	7
Net realized loss on securities available for sale	(254)
Included in other comprehensive income	271
Transfers in and/or out of Level III	—
Purchases, issuances and settlements	—

Ending balance, June 30, 2009	$38,235

The following table summarizes changes in unrealized gains and losses recorded in earnings for the six month period ended June 30, 2009, for Level III assets and liabilities that are still held at June 30, 2009.

Securities available for sale
Interest income on securities	$7
Net realized loss on securities available for sale	(254)

Total	$(247)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$1,013	$1,013

	As of December 31, 2008
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$590	$590

10.	Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, consisting of commitments to extend credit, commitments under line of credit lending arrangements and letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are received.

The following methods and assumptions were used in estimating fair values of financial instruments.

Cash and cash equivalents – The carrying amounts of cash equivalents approximate their fair values.

Securities – With the exception of floating rate trust preferred securities, fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Loans receivable – Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loan commitments – The fair value of loan commitments at June 30, 2009 and December 31, 2008 approximated the cash surrender value of the policies at those dates.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted for trading purposes, and thus, the carrying value approximates fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at June 30, 2009 and December 31, 2008 approximated the cash surrender value of the policies at those dates.

Interest rate cap contracts – Fair values of interest rate cap contracts are based on dealer quotes.

Deposits – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current market interest rates to a schedule of aggregated expected monthly maturities.

Borrowed funds and subordinated debt – For variable rate borrowings, fair values are based on carrying values. For fixed rate borrowings, fair values are based on the discounted value of contractual cash flows and on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair values of structured borrowings are based on dealer quotes.

Advance payments by borrowers for taxes and insurance – The fair value of the advance payments by borrowers for taxes and insurance approximated the carrying value of those commitments at those dates.

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statements of financial condition as of the respective dates below:

(Dollar amounts in thousands)	June 30, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$41,886	$41,886	$18,893	$18,893
Securities	1,093,510	1,093,510	1,096,806	1,096,806
Loans receivable and held for sale	660,620	676,771	691,315	711,324
Accrued interest receivable	10,075	10,075	10,052	10,052
FHLB stock	27,470	27,470	27,470	27,470
Bank owned life insurance	28,943	28,943	28,481	28,481
Interest rate cap contracts	589	589	157	157
Interest rate swap contracts	16	16	—	—

Financial liabilities:
Deposits	900,355	910,937	877,329	886,647
Borrowed funds	837,483	863,667	886,508	925,396
Junior subordinated notes	46,393	72,568	46,393	66,402
Advance payment by borrowers for taxes and insurance	3,366	3,366	2,816	2,816
Accrued interest payable	4,881	4,881	5,119	5,119

11.	Adoption of Accounting Standards

On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the Company’s financial position and results of operations. The presentation of the statement of condition was affected by renaming the minority interest to noncontrolling interest, removing it from other liabilities and reclassifying it as a component of stockholders equity separate from the Company’s equity. The Company’s statement of operations was affected by reclassifying the noncontrolling interest from noninterest expense and presenting it separately from the income attributable to the Company.

In May 2009, the Company adopted FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on Company’s results of operations or financial position.

12.	Subsequent Events

The Company assessed events occurring subsequent to June 30, 2009 through August 6, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 6, 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2009 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 24 branches after opening an additional branch in Butler County in July 2009.

During the three months ended June 30, 2009, the Company reported net income of $3.1 million, a slight decrease of approximately $35,000, or 1.1%, over the same period last year. The Company realized a decrease to interest income of approximately $460,000 over the same quarter last year. However, interest expense decreased by approximately $2.1 million during the same period. The result was an increase of 36 basis points to the Company’s net interest margin.

During the six months ended June 30, 2009, the Company reported net income of $6.2 million, a $1.0 million, or 20.4%, increase in earnings over the same period last year. The Company realized a decrease to interest income of approximately $779,000 over the same period last year. However, interest expense decreased by approximately $4.5 million during the same period. The result was an increase of 37 basis points to the Company’s net interest margin.

The increase in income for the quarter and year to date reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repo’s with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin. During the six months ended June 30, 2009, the Company had approximately $140.0 million of wholesale borrowings maturing with a weighted average rate of 5.16% and an original call/maturity of 2.8 years. These borrowings were replaced during the six months ended June 30, 2009 with $113.2 million of borrowings with a weighted average rate of 2.83% and a weighted average call/maturity of 4.0 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.1 million for the three months ended June 30, 2009 and June 30, 2008. The $35,000, or 1.1%, decrease in net income for the quarter ended June 30, 2009, as compared to the same period in the prior year was primarily attributable to a decrease in non interest income of $409,000 and an increase in non interest expense of $1.5 million, partially offset by an increase in net interest income after provision for loan losses of $1.8 million and decreases in provision for income taxes and net income attributable to the non-controlling interest of $80,000 and $54,000, respectively.

The Company recorded net income of $6.2 million for the six months ended June 30, 2009, as compared to net income of $5.1 million for the same period in the prior year. The $1.0 million, or 20.4% increase in net income for the six months ended June 30, 2009, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $3.7 million and a decrease in non-controlling interest of $63,000, partially offset by a decrease in non interest income of $373,000 and increases in non interest expense and provision for income taxes of $2.0 million and $379,000, respectively.

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

Net interest income increased $1.7 million, or 21.9%, to $9.3 million for the three months ended June 30, 2009, compared to $7.6 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $2.1 million, partially offset by a decrease to interest income of $460,000.

Net interest income increased by $3.7 million, or 26.0%, to $18.1 million for the six months ended June 30, 2009 compared to $14.4 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $4.5 million, partially offset by a decrease to interest income of $779,000.

Interest income. Interest income decreased $460,000, or 1.9%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable, securities available for sale, Federal Home Loan Bank (FHLB) stock and interest earning deposits of $11,000, $109,000, $293,000 and $47,000, respectively.

Interest earned on loans receivable decreased $11,000, or 0.1%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable, of 25 basis points to 5.81% at June 30, 2009 from 6.06% at June 30, 2008, partially offset by an increase in the average balance of loans outstanding of $28.6 million, or 4.4%, to $682.1 million for the three months ended June 30, 2009, compared to $653.5 million for the same period in the prior year.

Interest earned on securities decreased $109,000, or 0.8%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 5.24% for the three months ended June 30, 2009 from 5.28% for the three months ended June 30, 2008, partially offset by an increase in the average balance of the securities portfolio of $3.9 million, or 0.4%, to $1.1 billion at June 30, 2009.

Interest earned on FHLB stock decreased $293,000, or 100.0%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of the decision by the FHLB of Pittsburgh to suspend dividends on FHLB stock during the fourth quarter of 2008.

Interest income decreased $779,000, or 1.6%, for the six months ended June 30, 2009, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on securities available for sale, FHLB stock and interest-earning deposits of $154,000, $695,000 and $102,000, respectively, partially offset by an increase in interest earned on loans receivable of $172,000.

Interest earned on loans receivable increased $172,000, or 0.9%, for the six months ended June 30, 2009 compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans outstanding of $43.2 million, or 6.7%, to $689.9 million for the six months ended June 30, 2009 as compared to $646.8 million for the same period in the prior year, partially offset by a decrease in the yield on loans receivable of 32 basis points to 5.81% at June 30, 2009 from 6.13% at June 30, 2008.

Interest earned on securities decreased $154,000, or 0.6%, for the six months ended June 30, 2009 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 6 basis points to 5.26% at June 30, 2009 as compared to 5.32% at June 30, 2008, partially offset by an increase in the average balance of the securities portfolio of $12.7 million, or 1.2%, to $1.1 billion at June 30, 2009.

Interest earned on FHLB stock decreased $695,000, or 100.0%, for the six months ended June 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of the decision by the FHLB of Pittsburgh to suspend dividends on FHLB stock during the fourth quarter of 2008.

These changes are reflected in the quarterly and year to date rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $2.1 million, or 13.3%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.1 million, $895,000 and $126,000, respectively.

Interest incurred on deposits decreased $1.1 million, or 19.8%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.17% from 2.82% for the quarters ended June 30, 2009 and 2008, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $30.3 million, or 3.8%, to $828.3 million for the three months ended June 30, 2009, compared to $797.9 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $895,000 or 9.2%, for the three months ended June 30, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.14% from 4.59%, partially offset by an increase in the average balance of $2.9 million, or 0.3%, for the quarters ended June 30, 2009 and 2008.

Interest incurred on deposits decreased $2.7 million, or 22.0%, for the six months ended June 30, 2009, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.30% from 3.06% for the six months ended June 30, 2009 and 2008, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $32.3 million, or 4.1%, to $825.8 million for the six months ended June 30, 2009, compared to $793.5 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $1.6 million, or 7.9%, for the six months ended June 30, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds between the periods to 4.21% from 4.67%, partially offset by an increase in the average balance of $18.9 million, or 2.2%, to $864.8 million for the six months ended June 30, 2009, compared to $845.9 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2009, the interest incurred on these borrowings decreased by $126,000, or 16.6%, due primarily to a decline in the average balance of $5.1 million, or 10.0%, as well as a decrease in the cost of these funds to 5.49% from 5.94% for the same period in the prior year. For the six months ended June 30, 2009, the interest incurred on these borrowings decreased by $295,000, or 18.7% due primarily to a decline in the average balance of $5.1 million, or 10.0%, as well as a decrease in the cost of these funds to 5.58% for the six months ended June 30, 2009 from 6.16% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2009				2008
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$857,150	$10,967	5.12%		$894,571	$11,569	5.17%
Taxable corporate bonds available for sale	98,361	1,098	4.48%		68,981	753	4.39%
Tax-exempt securities available for sale	120,230	1,342	6.77	%(1)	108,253	1,194	6.68	%(1)

	1,075,741	13,407	5.24	%(1)	1,071,805	13,516	5.28	%(1)

Mortgage loans	488,151	7,088	5.81%		477,402	7,154	5.99%
Other loans	174,685	2,500	5.74%		161,860	2,485	6.17%
Tax-exempt loans	19,281	202	6.37	%(1)	14,269	162	6.91	%(1)

	682,117	9,790	5.81	%(1)	653,531	9,801	6.06	%(1)

Cash equivalents	23,454	5	0.09%		19,944	52	1.05%
FHLB stock	27,470	—	0.00%		29,918	293	3.93%

	50,924	5	0.04%		49,862	345	2.77%

Total interest-earning assets	1,808,782	23,202	5.31	%(1)	1,775,198	23,662	5.49	%(1)
Other noninterest-earning assets	158,821	—	—		145,066	—	—

Total assets	$1,967,603	$23,202	4.88	%(1)	$1,920,264	$23,662	5.08	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$255,623	$188	0.29%		$237,354	$326	0.55%
Time deposits	572,636	4,302	3.01%		560,562	5,273	3.78%

	828,259	4,490	2.17%		797,916	5,599	2.82%

FHLB advances	461,270	5,274	4.59%		578,760	6,937	4.82%
Repurchase Agreements	355,000	3,266	3.69%		253,667	2,589	4.10%
Other borrowings	34,620	252	2.92%		15,563	161	4.16%

	850,890	8,792	4.14%		847,990	9,687	4.59%

Preferred securities- fixed	36,083	528	5.87%		36,083	528	5.89%
Preferred securities- adjustable	10,310	107	4.16%		15,457	233	6.06%

	46,393	635	5.49%		51,540	761	5.94%

Total interest-bearing liabilities	1,725,542	13,917	3.23%		1,697,446	16,047	3.80%
Noninterest-bearing demand deposits	69,620	—	—		65,625	—	—
Other noninterest-bearing liabilities	20,543	—	—		25,780	—	—

Total liabilities	1,815,705	13,917	3.07%		1,788,851	16,047	3.61%
Stockholders’ equity	151,898	—	—		131,413	—	—

Total liabilities and equity	$1,967,603	$13,917	2.84%		$1,920,264	$16,047	3.36%

Net interest income		$9,285				$7,615

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.08	%(1)			1.69	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.22	%(1)			1.86	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(Dollar amounts in thousands)	Six months ended June 30,
	2009				2008
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$876,233	$22,562	5.15%		$893,577	$23,178	5.20%
Taxable corporate bonds available for sale	88,522	1,884	4.29%		69,417	1,689	4.52%
Tax-exempt securities available for sale	118,501	2,641	6.76	%(1)	107,583	2,374	6.69	%(1)

	1,083,256	27,087	5.26	%(1)	1,070,577	27,241	5.32	%(1)

Mortgage loans	496,822	14,413	5.80%		473,821	14,289	6.03%
Other loans	172,885	4,973	5.80%		158,691	5,013	6.35%
Tax-exempt loans	20,236	411	6.21	%(1)	14,244	323	6.90	%(1)

	689,943	19,797	5.81	%(1)	646,756	19,625	6.13	%(1)

Cash equivalents	18,762	10	0.11%		16,254	112	1.39%
FHLB stock	27,470	—	0.00%		30,783	695	4.54%

	46,232	10	0.04%		47,037	807	3.45%

Total interest-earning assets	1,819,431	46,894	5.33	%(1)	1,764,370	47,673	5.57	%(1)
Other noninterest-earning assets	155,431	—	—		147,770	—	—

Total assets	$1,974,862	$46,894	4.91	%(1)	$1,912,140	$47,673	5.14	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$249,693	$367	0.30%		$230,768	$710	0.62%
Time deposits	576,063	9,059	3.17%		562,729	11,377	4.07%

	825,756	9,426	2.30%		793,497	12,087	3.06%

FHLB advances	484,148	11,086	4.62%		603,570	14,425	4.81%
Repurchase Agreements	345,042	6,479	3.79%		227,000	4,876	4.32%
Other borrowings	35,611	504	2.85%		15,293	325	4.27%

	864,801	18,069	4.21%		845,863	19,626	4.67%

Preferred securities- fixed	36,083	1,055	5.90%		36,083	1,055	5.88%
Preferred securities- adjustable	10,310	228	4.46%		15,451	523	6.81%

	46,393	1,283	5.58%		51,534	1,578	6.16%

Total interest-bearing liabilities	1,736,950	28,778	3.34%		1,690,894	33,291	3.96%
Noninterest-bearing demand deposits	69,600	—	—		62,505	—	—
Other noninterest-bearing liabilities	19,887	—	—		25,176	—	—

Total liabilities	1,826,437	28,778	3.18%		1,778,575	33,291	3.76%
Stockholders’ equity	148,425	—	—		133,565	—	—

Total liabilities and equity	$1,974,862	$28,778	2.94%		$1,912,140	$33,291	3.50%

Net interest income		$18,116				$14,382

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			1.99	%(1)			1.61	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.14	%(1)			1.77	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2009 and 2008 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, June 30, 2009 versus 2008 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$49	$(157)	$(108)
Loans	419	(430)	(11)
Cash equivalents	8	(55)	(47)
FHLB stock	(22)	(271)	(293)

Total interest-earning assets	454	(913)	(459)

Interest expense:
Deposits	206	(1,315)	(1,109)
FHLB advances	(1,355)	(308)	(1,663)
Repurchase agreements	952	(275)	677
Other borrowings	150	(59)	91
Preferred securities	(73)	(53)	(126)

Total interest-bearing liabilities	(120)	(2,010)	(2,130)

Net interest income	$574	$1,097	$1,671

(Dollar amounts in thousands)	Six months ended, June 30, 2009 versus 2008 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$320	$(474)	$(154)
Loans	1,271	(1,099)	172
Cash equivalents	15	(117)	(102)
FHLB stock	(68)	(627)	(695)

Total interest-earning assets	1,538	(2,317)	(779)

Interest expense:
Deposits	474	(3,135)	(2,661)
FHLB advances	(2,755)	(584)	(3,339)
Repurchase agreements	2,279	(676)	1,603
Other borrowings	317	(138)	179
Preferred securities	(150)	(145)	(295)

Total interest-bearing liabilities	165	(4,678)	(4,513)

Net interest income	$1,373	$2,361	$3,734

Provision for loan losses. The provision for loan losses decreased $84,000 to $206,000 for the quarter ended June 30, 2009, compared to $290,000 for the same period last year. The provision for loan losses increased a nominal $5,000 for the six months ended June 30, 2009 compared to the same period last year. These provisions were part of the normal operations of the Company for the second quarter and first six months of 2009. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2009 amounted to $6.2 million, or .92% of the Company’s total loan portfolio, as compared to $6.0 million, or .85%, at December 31, 2008. The Company’s allowance for losses on loans as a percentage of non-performing loans was 157.5% and 239.9% at June 30, 2009 and December 31, 2008, respectively.

Non-interest income. Non-interest income decreased $409,000, or 16.3%, for the three months ended June 30, 2009, compared to the same period in the prior year. This decrease can be attributed to decreases in income from fees and service charges, cash surrender value of BOLI and income from real estate joint ventures of $50,000, $64,000 and $409,000, respectively, partially offset by an increase in gain on sale of loans of $112,000.

Non-interest income decreased $373,000, or 9.7%, for the six months ended June 30, 2009, as compared to the same period in the prior year. This decrease can be attributable to decreases in cash surrender value of BOLI and income from real estate joint ventures of $116,000 and $462,000, respectively, partially offset by an increase in net gain on sale of loans of $164,000.

Income from real estate joint ventures decreased $409,000, or 61.1%, to $260,000 for the three months ended June 30, 2009 compared to income of $669,000 for the same period in the prior year and decreased $462,000, or 53.4%, to $403,000 for the six months ended June 30, 2009 compared to income of $865,000 for the same period in the prior year. The Company has a 51% ownership in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first six months of 2009 the Company experienced decreased sales over the same period last year.

Non-interest expense. Non-interest expense increased $1.5 million, or 26.3%, to $7.3 million for the three months ended June 30, 2009 as compared to $5.8 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and federal deposit insurance premiums of $226,000 and $1.3 million, respectively.

Non-interest expense increased $2.0 million, or 17.4%, to $13.5 million for the six months ended June 30, 2009 as compared to $11.5 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and federal deposit insurance premiums of $396,000 and $1.6 million, respectively.

Compensation and employee benefits increased by $226,000, or 6.8%, to $3.6 million for the quarter ended June 30, 2009, as compared to the same quarter in the prior year and by $396,000, or 5.9%, to $7.2 million for the six months ended June 30, 2009, as compared to the same period in the prior year. The increases were due to normal salary adjustments between the periods.

Federal deposit insurance premiums increased by $1.3 million for the quarter ended June 30, 2009, as compared to the same quarter in the prior year and by $1.6 million for the six months ended June 30, 2009, as compared to the same period in the prior year. This increase is primarily due to the Federal Deposit Insurance Corporation’s decision to establish a special assessment of five basis points on all FDIC-insured financial institutions. The assessment is based on total assets minus Tier 1 capital, as of June 30, 2009. The special assessment will be collected on September 30, 2009. The Company estimated this assessment to be approximately $900,000 and recorded it in the second quarter of 2009.

Provision for income taxes. The provision for income taxes decreased $80,000 to $697,000 for the three months ended June 30, 2009, compared to $777,000 for the same period in the prior year. This decrease in provision for income taxes is indicative of the decreases to pre-tax income between the quarters and reflects an effective tax rate of 18.2% for the quarter ended June 30, 2009 as compared to 19.7% for the same period in the prior year.

The provision for income taxes increased $379,000 to $1.3 million for the six months ended June 30, 2009, compared to $915,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income and reflects an effective tax rate of 17.4% for the six months ended June 30, 2009 as compared to 15.2% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $11.5 million, or 0.6%, during the six month period, to $2.0 billion at June 30, 2009. Cash and cash equivalents, loans held for sale, premises and equipment, real estate acquired through foreclosure, and bank owned life insurance increased by $23.0 million, $764,000, $983,000, $172,000 and $462,000, respectively. These increases were offset by decreases to securities available for sale, loans receivable, real estate held for investment, intangible assets and prepaid expenses and other assets of $3.3 million, $31.5 million, $1.2 million, $260,000 and $612,000, respectively. Total liabilities decreased $21.4 million, or 1.2%, to $1.8 billion at June 30, 2009 and stockholders’ equity increased $9.9 million, or 6.9%, to $152.9 million at June 30, 2009 as compared to $143.1 million at December 31, 2008. The decrease in total liabilities was primarily the result of decreases in borrowings, and accounts payable for land development of $49.0 million and $631,000, respectively, partially offset by increases in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $23.0 million, $550,000 and $4.7 million, respectively. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income, retained earnings and additional paid in capital of $7.5 million, $2.6 million and $147,000, respectively, and a decrease in unearned employee stock ownership plan shares of $434,000, partially offset by a net increase in treasury stock of $863,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $23.0 million, or 121.7%, to $41.9 million at June 30, 2009 from $18.9 million at December 31, 2008. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $3.3 million, or 0.30%, during the six month period to $1.1 billion at June 30, 2009. During the six months ended June 30, 2009, the Company recorded purchases of available for sale securities of $93.6 million, consisting of purchases of fixed-rate mortgage backed securities of $19.1 million, adjustable-rate mortgage backed securities of $23.1 million, $5.4 million of municipal bonds, $45.4 million of corporate bonds and $561,000 of equity securities. There were gross realized gains of approximately $246,000 on the sale of securities and the portfolio increased by $11.3 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized. Offsetting these increases were repayments and maturities of securities of $106.9 million, premium amortizations of $236,000, security sales of $992,000 and realized losses of $254,000.

The Company’s investment strategy for 2009 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $105.0 million of wholesale borrowings with embedded interest rate caps to help insulate the net interest margin against a rapid rise in short term interest rates and $50.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first six months of 2009, this resulted in $242,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of June 30, 2009, the Company had securities with unrealized losses for greater than twelve months of $11.8 million, as illustrated in footnote 3 to the unaudited consolidated financial statements on page 12. Included in the $11.8 million was $8.3 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does have the intent and ability to hold the securities until recovery and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $31.5 million, or 4.5%, to $659.9 million at June 30, 2009 from $691.3 million at December 31, 2008. Included in this decrease were decreases in mortgage loans of $31.3 million, or 6.0%, and other loans of $379,000, or 0.2%, partially offset by a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $225,000, or 1.4%, during the six months ended June 30, 2009. During the six month period, the Company had loan originations of approximately $73.5 million and loan repayments of approximately $104.7 million, resulting in the overall decline to the portfolio.

Loans held for sale. Loans held for sale increased $764,000, or 100.0%, at June 30, 2009 from $0 at December 31, 2008. During the six month period the Company originated loans held for sale of approximately $15.5 million and sold approximately $14.7 million, with a resulting gain of approximately $166,000.

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

Non-performing assets amounted to $4.7 million, or 0.24%, of total assets at June 30, 2009 compared to $3.3 million, or 0.17%, of total assets at December 31, 2008. The increase in non-performing assets of approximately $1.4 million was primarily the result of increases in non-performing loans and REO of $1.4 million and $172,000, respectively, partially offset by a decrease in repossessed vehicles of approximately $218,000. The $1.4 million increase in non-performing loans was primarily due to an increase in non-performing 1-4 family mortgages of $781,000 along with an increase in non-performing commercial loans of $359,000.

FHLB Stock. FHLB stock remained the same at $27.5 million at June 30, 2009 and December 31, 2008. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Premises and Equipment. The Company’s premises and equipment increased $983,000, or 8.4%, to $12.6 million at June 30, 2009 compared to $11.7 million at December 31, 2008. This increase was primarily due to the construction of the Company’s second Butler County office. The Company has incurred costs of approximately $1.4 million related to the construction, $298,000 of which were incurred in 2008. The office was opened in July 2009.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $1.2 million or 3.5%, to $33.4 million at June 30, 2009 compared to $34.6 million at December 31, 2008. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $259,000, or 14.2%, to $1.6 million at June 30, 2009 from $1.8 million at December 31, 2008. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $494,000, $413,000, $332,000, $251,000, $169,000 and $95,000 for the years 2009, 2010, 2011, 2012, 2013 and thereafter, respectively

Prepaid Expenses and Other assets. Prepaid expenses and other assets decreased $612,000, or 5.3%, to $11.0 million at June 30, 2009 from $11.6 million at December 31, 2008. The decrease primarily resulted from a decrease in the deferred tax asset of approximately $3.9 million resulting from market value adjustments on the securities available for sale portfolio, partially offset by increases to various receivable accounts.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $900.4 million, or 50.5%, of the Company’s total funding sources at June 30, 2009. Total deposits increased $23.0 million, or 2.6%, to $900.4 million at June 30, 2009 from $877.3 million at December 31, 2008. Non-interest-bearing deposits increased $694,000 while interest-bearing demand deposits increased $22.7 million and time deposits decreased $364,000, respectively, during the six months ended June 30, 2009. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the federal reserve and corporate debt. Borrowed funds decreased $49.0 million, or 5.3%, to $883.9 million at June 30, 2009 from $932.9 million at December 31, 2008. FHLB advances decreased $54.8 million, or 10.4%, repurchase agreements increased $6.5 million, or 1.9%, while other borrowings decreased approximately $762,000, or 3.3% during the six months ended June 30, 2009. Borrowed funds and deposits are the primary sources of funds for the Company. As part of its general business practice the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $631,000 to $6.0 million at June 30, 2009 from $6.6 million at December 31, 2008. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $4.7 million, or 38.9%, to $16.8 million at June 30, 2009 from $12.1 million at December 31, 2008. This increase was due to increases in accrued interest payable on certificates of deposit, accrued FDIC insurance and increases to various other payable accounts of $669,000, $1.3 million and $2.2 million, respectively.

Stockholders’ equity. Stockholders’ equity increased $9.9 million, or 6.9%, to $152.9 million at June 30, 2009 as compared to $143.1 million at December 31, 2008. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income, retained earnings and additional paid in capital of $7.5 million, $2.6 million and $147,000, respectively, and a decrease in unearned employee stock ownership plan shares of $434,000, partially offset by a net increase in treasury stock of $863,000. The increase in the accumulated other comprehensive income of $7.5 million was primarily related to an increase in the pre-tax fair value of the floating rate corporate bonds of $676,000, fixed rate corporate bonds of $1.2 million, municipal bonds of $632,000, fixed rate mortgage backed securities of $4.1 million and adjustable rate mortgage backed securities of $4.2 million.

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

As of June 30, 2009, the implementation of these asset and liability initiatives resulted in the following: (i) $194.6 million or 28.8% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $82.7 million or 23.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $267.6 million or 31.6% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $50.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2009, the Company’s interest-earning assets maturing or repricing within one year totaled $613.2 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $761.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $148.1 million or a negative 7.5% of total assets. At June 30, 2009, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 80.5%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2009 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2009 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net income at June 30, 2009, increased from December 31, 2008.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.30%	1.53%	0.14%	N/A
Return on average equity - increase (decrease)	2.03%	2.51%	0.19%	N/A
Diluted earnings per share - increase (decrease)	2.18%	2.62%	0.22%	N/A
EVE - increase (decrease)	(9.13)%	(20.40)%	(14.23)%	N/A

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

Net cash provided by operating activities totaled $7.5 million during the six months ended June 30, 2009. Net cash provided by operating activities was primarily comprised of net income of $6.2 million.

Funds provided by investing activities totaled $43.3 million during the six months ended June 30, 2009. Primary sources of funds were $104.7 million for repayments of loans receivable, $106.9 million for repayments of securities available for sale, $992,000 for proceeds from the sale of securities and $4.7 million for proceeds from the sale of real estate held for investment. Offsetting these sources were uses of funds for $73.5 million for origination of loans, $93.6 million for security purchases, $189,000 for interest rate cap purchases, and $5.3 million for funding of real estate held for investment.

Funds used by financing activities totaled $27.8 million for the six months ended June 30, 2009. The primary uses of funds were repayment of long-term borrowings of $140.5 million, net repayment of short-term borrowings of $21.8 million, payments of dividends of $2.4 million and payments to acquire treasury stock of $2.5 million. Offsetting these uses were sources of funds were $25.6 million from the increase in deposits and $113.2 million from proceeds from long-term borrowings. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the six months ended June 30, 2009, the Company had approximately $140.0 million of wholesale borrowings maturing with a weighted average rate of 5.16% and an original call/maturity of 2.8 years. These borrowings were replaced during the six months ended June 30, 2009 with $113.2 million of borrowings with a weighted average rate of 2.83% and a weighted average call/maturity of 4.0 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At June 30, 2008, the total approved loan commitments outstanding amounted to $27.0 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $87.1 million and the unadvanced portion of construction loans approximated $6.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2009 totaled $385.5 million.

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

On June 16, 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 24, 2009, to shareholders of record at the close of business on June 30, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2009, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.4% and 14.3%, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2008 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2009. Management believes there have been no material changes in the Company’s market risk since December 31, 2008.

Item 4.	Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1-30, 2009	2,916	$11.35	2,916	70,431
May 1-31, 2009	50,529	13.71	50,529	619,902
June 1-30, 2009	74,883	13.58	74,883	545,019

Totals	128,328	$13.58	128,328	545,019

(1)	On September 19, 2007, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 629,400 shares, of the Company's outstanding common stock. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant. This program was completed during the second quarter of 2009
(2)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company previously announced the results of the stockholder votes at its Annual Meeting held on April 22, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: August 7, 2009	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 7, 2009
	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer