Form 10-Q
period 2009-09-30
ESB FINANCIAL CORP
filed 2009-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2009:

Common Stock, $0.01 par value	12,056,238 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2009 and December 31, 2008 (Unaudited)

(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
Assets
Cash on hand and in banks	$5,628	$6,680
Interest-earning deposits	29,991	11,032
Federal funds sold	12	1,181

Cash and cash equivalents	35,631	18,893
Securities available for sale; cost of $1,073,087 and $1,086,061	1,114,466	1,096,806
Loans receivable, net of allowance for loan losses of $6,239 and $6,006	669,466	691,315
Loans held for sale	256	—
Accrued interest receivable	9,743	10,052
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	12,979	11,657
Real estate acquired through foreclosure, net	681	539
Real estate held for investment	33,226	34,594
Goodwill	41,599	41,599
Intangible assets	1,444	1,830
Bank owned life insurance	29,169	28,481
Prepaid expenses and other assets	3,176	11,603

Total assets	$1,979,306	$1,974,839

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$926,467	$877,329
FHLB advances	452,279	525,684
Repurchase agreements	343,000	337,500
Other borrowings	20,633	23,324
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	1,484	2,816
Accounts payable for land development	5,869	6,621
Accrued expenses and other liabilities	15,325	12,107

Total liabilities	1,811,450	1,831,774

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized;
13,805,812 and 13,805,812 shares issued;
12,056,606 and 12,123,076 shares outstanding	138	138
Additional paid-in capital	101,317	101,041
Treasury stock, at cost; 1,749,206 and 1,682,736 shares	(20,047)	(19,371)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,025)	(1,672)
Retained earnings	60,519	55,789
Accumulated other comprehensive income, net	26,319	6,459

Total ESB Financial Corporation stockholders’ equity	167,221	142,384
Noncontrolling interest	635	681

Total stockholders’ equity	167,856	143,065

Total liabilities and stockholders’ equity	$1,979,306	$1,974,839

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$9,733	$10,124	$29,530	$29,749
Taxable securities available for sale	11,797	12,499	36,243	37,366
Tax free securities available for sale	1,362	1,221	4,003	3,595
FHLB stock	—	257	—	952
Deposits with banks and federal funds sold	6	34	16	146

Total interest income	22,898	24,135	69,792	71,808

Interest expense:
Deposits	4,333	5,123	13,759	17,210
Borrowed funds	8,186	10,089	26,255	29,715
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	622	702	1,905	2,280

Total interest expense	13,141	15,914	41,919	49,205

Net interest income	9,757	8,221	27,873	22,603
Provision for loan losses	236	409	752	920

Net interest income after provision for loan losses	9,521	7,812	27,121	21,683

Noninterest income:
Fees and service charges	1,052	1,040	2,949	2,916
Net gain on sale of loans	25	—	191	2
Increase of cash surrender value of bank owned life insurance	227	285	688	862
Net realized gain on securities available for sale	—	—	246	—
Impairment losses on investment securities	(210)	—	(463)	—
Income from real estate joint ventures	215	207	618	1,072
Other	12	(1)	557	517

Total noninterest income	1,321	1,531	4,786	5,369

Noninterest expense:
Compensation and employee benefits	3,597	3,364	10,755	10,126
Premises and equipment	586	593	1,838	1,894
Federal deposit insurance premiums	450	35	2,096	83
Data processing	538	476	1,577	1,436
Amortization of intangible assets	122	150	373	458
Advertising	142	107	407	309
Other	979	940	2,882	2,875

Total noninterest expense	6,414	5,665	19,928	17,181

Income before income taxes	4,428	3,678	11,979	9,871
Provision for income taxes	848	591	2,142	1,506

Net income	3,580	3,087	9,837	8,365
Less: net income (loss) attributable to the noncontrolling interest	74	(37)	173	125

Net income	$3,506	$3,124	$9,664	$8,240

Net income per share
Basic	$0.29	$0.26	$0.81	$0.68
Diluted	$0.29	$0.26	$0.80	$0.68
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	11,940,076	12,032,516	11,939,619	12,059,687
Weighted average shares and share equivalents outstanding	12,035,005	12,106,184	12,036,093	12,141,998

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2009 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income net of tax	Noncontrolling interest	Total stockholders’ equity

Balance at January 1, 2009	$138	$101,041	$(19,371)	$(1,672)	$55,789	$6,459	$681	$143,065

Comprehensive results:
Net income	—	—	—	—	9,664	—	173	9,837
Other comprehensive results, net	—	—	—	—	—	20,003	—	20,003
Reclassification adjustment	—	—	—	—	—	(143)	—	(143)

Total comprehensive results	—	—	—	—	9,664	19,860	173	29,697

Cash dividends at $0.30 per share	—	—	—	—	(3,570)	—	—	(3,570)
Purchase of treasury stock, at cost (209,352 shares)	—	—	(2,642)	—	—	—	—	(2,642)
Reissuance of treasury stock for stock option exercises (142,882 shares)	—	—	1,966	—	(1,364)	—	—	602
Compensation expense on ESOP	—	139	—	647	—	—	—	786
Additional ESOP shares purchased	—	(56)	—	—	—	—	—	(56)
Tax effect of compensatory stock options	—	165	—	—	—	—	—	165
Unvested shares in MRP	—	28	—	—	—	—	—	28
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(219)	(219)

Balance at September 30, 2009	$138	$101,317	$(20,047)	$(1,025)	$60,519	$26,319	$635	$167,856

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net income	$9,664	$8,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	676	714
Provision for loan losses	752	920
Amortization of premiums and accretion of discounts	1,601	1,274
Origination of loans available for sale	(17,612)	(364)
Proceeds from sale of loans available for sale	17,547	366
Gain on sale of loans available for sale	(191)	(2)
Loss on sale of securities available for sale	217	—
Amortization of intangible assets	373	458
Compensation expense on ESOP and MRP	814	650
Compensation expense on stock options	112	80
Increases in bank owned life insurance	(688)	(862)
Decrease (increase) in accrued interest receivable	309	(103)
Increase in prepaid expenses and other assets	(12,335)	(4,864)
Decrease in deferred tax asset	10,191	4,647
Increase in accrued expenses and other liabilities	3,106	3,148
Other	(1,265)	(847)

Net cash provided by operating activities	13,271	13,455

Investing activities:
Loan originations	(126,697)	(170,487)
Purchases of:
Securities available for sale	(151,251)	(170,878)
Interest rate cap contracts	(189)	(774)
FHLB stock	—	(6,044)
Premises and equipment	(2,008)	(397)
Principal repayments of:
Loans receivable	146,272	112,125
Securities available for sale	162,692	131,321
Proceeds from the sale of:
Securities available for sale	992	—
Real estate acquired through foreclosure	52	1,072
Redemption of FHLB stock	—	9,000
Funding of real estate held for investment	(6,830)	(13,568)
Proceeds from real estate held for investment	7,446	9,894

Net cash provided by (used in) investing activities	30,479	(98,736)

Financing activities:
Net increase in deposits	49,138	30,104
Proceeds from long-term borrowings	165,956	283,512
Repayments of long-term borrowings	(213,788)	(202,779)
Net decrease in short-term borrowings	(22,764)	(14,936)
Redemption of junior subordinated notes	—	(5,155)
Proceeds received from exercise of stock options	767	247
Dividends paid	(3,623)	(3,707)
Payments to acquire treasury stock	(2,642)	(2,579)
Stock purchased by ESOP	(56)	—

Net cash (used in) provided by financing activities	(27,012)	84,707

Net increase (decrease) in cash equivalents	16,738	(574)
Cash equivalents at beginning of period	18,893	19,258

Cash equivalents at end of period	$35,631	$18,684

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2009 and 2008 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2009	2008

Supplemental information:

Interest paid	$42,487	$48,451
Income taxes paid	2,385	1,304

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	245	81
Dividends declared but not paid	1,190	1,220

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2008, as contained in the Company’s 2008 Annual Report to Stockholders.

The results of operations for the three and nine month periods ended September 30, 2009 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

The accounting principles followed by the Company and the methods of applying these principles conform with GAAP and with general practice within the banking industry. In preparing the consolidated financial statements management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Statement of Financial Condition date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2009, the Company was doing business through 24 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Stock Based Compensation

During the three and nine months ended September 30, 2009, the Company recorded approximately $37,000 and $112,000, respectively, in compensation expense and a tax benefit of $3,300 and $9,800 respectively, related to its share-based compensation awards that are expected to vest in 2009. During the three and nine months ended September 30, 2008, the Company recorded approximately $27,000 and $80,000 in compensation expense and a tax benefit of $24,400 related to its share-based compensation awards that are expected to vest in 2008. As of September 30, 2009, there was approximately $334,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

As required by GAAP, cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows. During the three and nine months ended September 30, 2009 there were $63,000 and $165,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows. During the three and nine months ended September 30, 2008 there were $4,000 and $14,000 of excess tax benefits classified as a financing cash inflow in the Consolidated Statement of Cash Flows.

Financial Instruments

When the Company establishes a derivative position, it is recorded in accordance with GAAP on the Consolidated Statement of Financial Condition as either assets or liabilities at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss) or current earnings. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate caps and interest rate swaps. There were five interest rate cap contracts and two interest rate swap contracts outstanding as of September 30, 2009.

At September 30, 2009 there were five interest rate cap contracts outstanding with notional amounts totaling $50.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

During the second and third quarters of fiscal 2009, the Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which become floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by GAAP. Therefore, consistent with the GAAP requirements and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Change in Variable Cash Flows Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Change in Variable Cash Flows Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under GAAP, will be done by using the change in the variable cash flows of the hedging derivative and the hedged exposure. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the cumulative change in fair value of the hedging derivative. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2009 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2009 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2009:

	Notional Amount	Effective Date	Pay Rate	Receive Rate (*)	Maturity Date	Unrealized
(Dollars in thousands)						Gain	Loss

Cash flow hedge	20,000	2/10/2011	4.18%	0.29%	2/10/2018		521
Cash flow hedge	15,000	2/10/2011	3.91%	0.29%	2/10/2018		139

	35,000						660

(*)	Variable receive rate based upon contract rates in effect at September 30, 2009.

Recent Accounting and Regulatory Pronouncements

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which was effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard did not expect to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

2. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:
As of September 30, 2009:
Trust preferred securities	$500	$—	$(6)	$494
Municipal securities	143,986	8,211	(503)	151,694
Equity securities	786	155	(16)	925
Corporate bonds	131,097	3,483	(7,320)	127,260
Mortgage-backed securities	796,718	38,111	(736)	834,093

	$1,073,087	$49,960	$(8,581)	$1,114,466

As of December 31, 2008:
Trust Preferred securities	$500	$—	$(21)	$479
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	67,883	128	(9,528)	58,483
Mortgage-backed securities	881,782	22,068	(757)	903,093

	$1,086,061	$23,850	$(13,105)	$1,096,806

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

As of September 30, 2009	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust Preferred Securities	—	$—	$—	1	$494	$6	1	$494	$6

Municipal securities	2	3,441	75	5	6,355	428	7	9,796	503

Equity Securities	—	—	—	2	243	16	2	243	16

Corporate bonds	1	2,964	71	9	40,389	7,249	10	43,353	7,320

Mortgage-backed securities	1	1,782	4	5	10,558	732	6	12,340	736

	4	$8,187	$150	22	$58,039	$8,431	26	$66,226	$8,581

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

As of December 31, 2008	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust Preferred Securities	—	$—	$—	1	$479	$21	1	$479	$21

Municipal securities	53	43,714	1,830	23	20,571	969	76	64,285	2,799

Corporate bonds	4	12,598	1,458	8	35,785	8,070	12	48,383	9,528

Mortgage-backed securities	6	9,535	359	12	18,625	398	18	28,160	757

	63	$65,847	$3,647	44	$75,460	$9,458	107	$141,307	$13,105

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as other than temporary impairment losses, and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2009, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities, additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. As required by GAAP, credit –related OTTI losses on individual securities were recognized during the third quarter of 2009 in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss) (OCI). The credit-related OTTI recognized during the third quarter 2009 was $154,000 and was solely related to securities having a book value of $1.5 million. There were no noncredit-related OTTI on these securities recognized in OCI during the third quarter of 2009.

One corporate bond has been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method which is a level three pricing method. During this analysis, the Company determined that four of these financial institutions are currently deferring interest payments, and the Company is aware of one additional financial institution that will begin deferring interest payments in February 2010. In addition, one financial institution has defaulted. All five financial institutions that are/will be deferring interest payments as of February 2010 either lost money or broke even for the most recent quarter. Two of the five financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6% at the end of the first quarter. Also, there were three financial institutions (including one of the five deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%.

Because of the subprime crisis current markets for variable rate corporate trust preferred bonds are illiquid. In order to determine prices of these securities the Company utilizes a discounted cash flow method, mentioned above. This method is described more fully in footnote nine Fair Value.

The following table summarizes scheduled maturities of the Company’s securities as of September 30, 2009 and December 31, 2008 excluding equity securities which have no maturity dates:

	Available for Sale As of September 30, 2009
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value

Due from one year to five years	5.82%	$73,396	$76,172
Due from five to ten years	4.71%	123,026	129,095
Due after ten years	4.86%	875,879	908,274

	4.90%	$1,072,301	$1,113,541

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	Available for sale As of December 31, 2008
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	7.00%	$1	$1
Due from one year to five years	4.34%	12,885	13,331
Due from five to ten years	4.76%	111,235	112,243
Due after ten years	5.19%	961,264	970,525

	5.13%	$1,085,385	$1,096,100

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2009	December 31, 2008

Mortgage loans:
Residential - single family	$331,779	$353,658
Residential - multi family	37,411	33,680
Commercial real estate	72,716	76,633
Construction	51,336	55,979

Subtotal mortgage loans	493,242	519,950

Other loans:
Consumer loans
Home equity loans	73,151	71,271
Dealer auto and RV loans	59,721	60,896
Other loans	10,593	10,656
Commercial business	46,362	44,508

Subtotal other loans	189,827	187,331

Total Loans	683,069	707,281

Less:
Allowance for loan losses	6,239	6,006
Deferred loan fees and net discounts	(2,640)	(2,825)
Loans in process	10,004	12,785

	$669,466	$691,315

Loans Held for Sale

Mortgage loans:
Residential - single family	$256	$—

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	Totals

Balance, January 1, 2009	$6,006

Provision for loan losses	752

Charge offs	(615)

Recoveries	96

Balance September 30, 2009	$6,239

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

4. Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2009		December 31, 2008
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$64,895	7.0%	$65,726	7.5%
NOW account deposits	108,003	11.7%	105,235	12.0%
Money Market deposits	36,413	3.9%	26,876	3.0%
Passbook account deposits	116,965	12.6%	104,109	11.9%
Time deposits	600,191	64.8%	575,383	65.6%

	$926,467	100.0%	$877,329	100.0%

Time deposits mature as follows:

Within one year	$408,788	44.1%	$399,167	45.5%
After one year through two years	123,240	13.3%	90,832	10.3%
After two years through three years	36,056	3.9%	75,145	8.6%
After three years through four years	6,512	0.7%	2,364	0.3%
After four years through five years	23,028	2.5%	6,461	0.7%
Thereafter	2,567	0.3%	1,414	0.2%

	$600,191	64.8%	$575,383	65.6%

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

5. Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2009		December 31, 2008
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	4.97%	$215,393	4.82%	$249,750
Due beyond 12 months but within 2 years	3.57%	70,000	4.98%	165,000
Due beyond 2 years but within 3 years	2.71%	32,550	3.32%	51,866
Due beyond 3 years but within 4 years	3.62%	57,639	3.59%	10,000
Due beyond 4 years but within 5 years	3.59%	56,127	3.83%	29,027
Due beyond 5 years	3.86%	20,570	3.85%	20,041

		$452,279		$525,684

Repurchase agreements:
Due within 12 months	2.11%	$28,000	4.55%	$72,500
Due beyond 12 months but within 2 years	1.74%	10,000	5.02%	10,000
Due beyond 2 years but within 3 years	3.73%	65,000	3.56%	10,000
Due beyond 3 years but within 4 years	3.34%	120,000	3.74%	75,000
Due beyond 4 years but within 5 years	3.28%	40,000	3.47%	90,000
Due beyond 5 years	4.38%	80,000	4.38%	80,000

		$343,000		$337,500

Other borrowings:

ESOP borrowings
Due within 12 months	5.25%	$945	5.25%	$945
Due beyond 12 months but within 2 years	5.25%	236	5.25%	945

		$1,181		$1,890

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	1,400	6.30%	1,400
Due beyond 5 years	6.30%	5,600	6.30%	7,000

		$12,600		$14,000

Treasury tax and loan note payable	—	$62	—	$203

Borrowings for joint ventures	3.75%	$6,790	3.75%	$7,231

Junior subordinated notes
Due beyond 5 years	5.47%	$46,393	5.94%	$46,393

Included in the $452.3 million of FHLB advances at September 30, 2009 is approximately $20.0 million of convertible select advances. These advances reset to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $452.3 million of FHLB advances is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

without penalty. Also included in the $452.3 million of FHLB advances is $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $343.0 million of repurchase agreements (REPOs) are $60.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $343.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. Also included in the $343.0 million of REPOs are $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net income	$3,506	$3,124

Weighted-average common shares outstanding	11,940	12,033

Basic earnings per share	$0.29	$0.26

Weighted-average common shares outstanding	11,940	12,033

Common stock equivalents due to effect of stock options	95	73

Total weighted-average common shares and equivalents	12,035	12,106

Diluted earnings per share	$0.29	$0.26

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net income	$9,664	$8,240

Weighted-average common shares outstanding	11,940	12,060

Basic earnings per share	$0.81	$0.68

Weighted-average common shares outstanding	11,940	12,060

Common stock equivalents due to effect of stock options	96	82

Total weighted-average common shares and equivalents	12,036	12,142

Diluted earnings per share	$0.80	$0.68

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 152,687 and 234,809 at September 30, 2009 and September 30, 2008, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 80,310 shares at $15.35 per diluted share expiring November 2013 and 84,040 shares at $14.50 per diluted share expiring November 2014 were outstanding as of September 30, 2009 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

7. Comprehensive Income

In accordance with GAAP the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gain (loss) on securities available for sale, the net fair value adjustment on derivatives and the amortization of post retirement benefits. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net Income:	$3,580	$3,087
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $6,639 in 2009, ($434) in 2008	12,887	(842)
Net securities losses reclassified into earnings, net of tax benefit of $71 in 2009	(138)	—
Pension and postretirement amortization, net of tax expense of $13 in 2009 and $13 in 2008	26	25
Fair value adjustment on derivatives, net of tax benefit of $230 in 2009	(446)	—

Other comprehensive income (loss) - net of tax	12,329	(817)

Comprehensive income	15,909	2,270
Comprehensive (loss) income attributable to the noncontrolling interest	(74)	37

Comprehensive income attributable to ESB Financial Corporation	$15,835	$2,307

(Dollar amounts in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net Income:	$9,837	$8,365
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $10,489 in 2009 and ($4,647) in 2008	20,361	(9,020)
Net securities gains reclassified into earnings, net of tax benefit of $74 in 2009	(143)	—
Pension and postretirement amortization, net of tax expense of $40 in 2009 and $39 in 2008	78	75
Fair value adjustment on derivatives, net of tax benefit of $225 in 2009	(436)	—

Other comprehensive income (loss) - net of tax	19,860	(8,945)

Comprehensive income (loss)	29,697	(580)
Comprehensive loss attributable to the noncontrolling interest	(173)	(125)

Comprehensive income (loss) attributable to ESB Financial Corporation	$29,524	$(705)

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

8. Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2009, the participants in the plan had credited service under the SERP ranging from 18 to 30 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2009 and 2008:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Components of net periodic pension cost
Service cost	$12	$11	$36	$33
Interest cost	26	27	78	81
Amortization of unrecognized gains and losses	8	6	24	18
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$56	$54	$168	$162

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Components of net periodic pension cost
Service cost	$7	$8	$21	$24
Interest cost	12	12	36	36
Amortization of prior service cost	22	22	66	66

Net periodic pension cost	$41	$42	$123	$126

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

9. Fair Value

GAAP requires, among other things, enhanced disclosures about assets and liabilities carried at fair value. Disclosures follow a hierarchal framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2009
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$—	$494	$494
Municipal securities	—	151,694	—	151,694
Equity securities	925	—	—	925
Corporate bonds	—	89,044	38,216	127,260
Mortgage backed securities	—	834,093	—	834,093

Total securities available for sale	$925	$1,074,831	$38,710	$1,114,466

Other Assets
Interest rate caps	$—	$434	$—	$434

Total other assets	$—	$434	$—	$434

Liabilities:
Other Liabilities
Interest rate swaps	—	660	—	660

Total other liabilities	$—	$660	$—	$660

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	As of December 31, 2008
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$—	$479	$479
Municipal securities	—	134,045	—	134,045
Equity securities	706	—	—	706
Corporate bonds	—	20,751	37,732	58,483
Mortgage backed securities	—	903,093	—	903,093

Total securities available for sale	$706	$1,057,889	$38,211	$1,096,806

Other assets
Interest rate caps	$—	$157	$—	$157

Total other assets	$—	$157	$—	$157

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 20 to 145 basis points. Liquidity risk adjustments ranged from 30 to 100 basis points where the securities of the 10 largest banks in the United States are assigned 30 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $14.5 million or 37.5% of the $38.7 million in floating rate trust preferred securities represent investments in two of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the nine month period ended September 30, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

Securities available for sale

Beginning balance January 1, 2009	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	10
Net realized loss on securities available for sale	(407)
Included in other comprehensive income	896
Transfers in and/or out of Level III	—
Purchases, issuances and settlements	—

Ending balance, September 30, 2009	$38,710

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes changes in unrealized gains and losses recorded in earnings for the nine month period ended September 30, 2009 for Level III assets and liabilities that are still held at September 30, 2009.

Securities available for sale

Interest income on securities	$10
Net realized loss on securities available for sale	(407)

Total	$(397)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2009
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$1,235	$1,235

	As of December 31, 2008
(Dollar amounts in thousands)	Level I	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$590	$590

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Loan commitments – The fair value of loan commitments at September 30, 2009 and December 31, 2008 approximated the cash surrender value of the policies at those dates.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted for trading purposes, and thus, the carrying value approximates fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2009 and December 31, 2008 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statements of financial condition as of the respective dates below:

	September 30, 2009		December 31, 2008
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$35,631	$35,631	$18,893	$18,893
Securities	1,114,466	1,114,466	1,096,806	1,096,806
Loans receivable and held for sale	669,722	692,860	691,315	711,324
Accrued interest receivable	9,743	9,743	10,052	10,052
FHLB stock	27,470	27,470	27,470	27,470
Bank owned life insurance	29,169	29,169	28,481	28,481
Interest rate cap contracts	434	434	157	157

Financial liabilities:
Deposits	926,467	937,215	877,329	886,647
Borrowed funds	815,912	848,406	886,508	925,396
Junior subordinated notes	46,393	75,157	46,393	66,402
Advance payment by borrowers for taxes and insurance	1,484	1,484	2,816	2,816
Accrued interest payable	4,552	4,552	5,119	5,119
Interest rate swap contracts	660	660	—	—

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

11. Adoption of Accounting Standards

In January 2009, the Company adopted GAAP relating to Noncontrolling Interests in Consolidated Financial Statements, it is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. Moreover, it eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. In accordance with GAAP, the presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of this guidance had no material impact on the Company’s financial position and results of operations. The presentation of the statement of condition was affected by renaming the minority interest to noncontrolling interest, removing it from other liabilities and reclassifying it as a component of stockholders equity separate from the Company’s equity. The Company’s statement of operations was affected by reclassifying the noncontrolling interest from noninterest expense and presenting it separately from the income attributable to the Company.

In May 2009, the Company adopted GAAP related to, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. It required entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. It also required entities to disclose the date through which subsequent events have been evaluated. The adoption did not have a material impact on Company’s results of operations or financial position.

12. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2009 through November 5, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 5, 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2009 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended September 30, 2009, the Company reported net income of $3.5 million, an increase of approximately $382,000, or 12.2%, over the same period last year. The Company realized a decrease to interest income of approximately $1.2 million over the same quarter last year. However, interest expense decreased by approximately $2.8 million during the same period. The result was an increase of $1.5 million in net interest income and an increase of 37 basis points to the Company’s net interest margin.

During the nine months ended September 30, 2009, the Company reported net income of $9.7 million, a $1.4 million, or 17.3%, increase in earnings over the same period last year. The Company realized a decrease to interest income of approximately $2.0 million over the same period last year. However, interest expense decreased by approximately $7.3 million during the same period. The result was an increase of $5.3 million in net interest income and an increase of 37 basis points to the Company’s net interest margin.

The increase in income for the quarter and year to date reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repo’s with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin. During the nine months ended September 30, 2009, the Company had approximately $211.4 million of wholesale borrowings maturing with a weighted average rate of 5.23% and an original call/maturity of 2.8 years. These borrowings were replaced during the nine months ended September 30, 2009 with $166.0 million of borrowings with a weighted average rate of 2.98% and a weighted average call/maturity of 4.0 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to five years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps and interest rate caps imbedded in structured borrowing’s, which help to insulate the Bank’s interest rate risk position from increases in interest rates; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s balance sheet accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.5 million for the three months ended September 30, 2009 as compared to $3.1 million for the same period in the prior year. The $382,000, or 12.2%, increase in net income for the quarter ended September 30, 2009, as compared to the same period in the prior year was primarily attributable to a increase in net interest income after provision for loan losses of $1.7 million, partially offset by decreases in non interest income of $210,000 and increases in non interest expense, provision for income taxes and net income attributable to the non controlling interest of $749,000, $257,000 and $111,000, respectively.

The Company recorded net income of $9.7 million for the nine months ended September 30, 2009, as compared to net income of $8.2 million for the same period in the prior year. The $1.4 million, or 17.3% increase in net income for the nine months ended September 30, 2009, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $5.4 million, partially offset by a decrease in non interest income of $583,000 and increases in non interest expense, provision for income taxes and net income attributable to the non controlling interest of $2.7 million, $636,000 and $48,000, respectively.

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

Net interest income increased $1.5 million, or 18.7%, to $9.8 million for the three months ended September 30, 2009, compared to $8.2 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $2.8 million, partially offset by a decrease to interest income of $1.2 million.

Net interest income increased by $5.3 million, or 23.3%, to $27.9 million for the nine months ended September 30, 2009 compared to $22.6 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $7.3 million, partially offset by a decrease to interest income of $2.0 million.

Interest income. Interest income decreased $1.2 million, or 5.1%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable, securities available for sale, Federal Home Loan Bank (FHLB) stock and interest earning deposits of $391,000, $561,000, $257,000 and $28,000, respectively.

Interest earned on loans receivable decreased $391,000, or 3.9%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable of 21 basis points to 5.83% at September 30, 2009 from 6.04% at September 30, 2008, as well as a decrease in the average balance of loans outstanding of $1.7 million, or 0.25%, to $672.8 million for the three months ended September 30, 2009, compared to $674.5 million for the same period in the prior year.

Interest earned on securities decreased $561,000, or 4.09%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 5.17% for the three months ended September 30, 2009 from 5.31% for the three months ended September 30, 2008, as well as a decrease in the average balance of the securities portfolio of $10.2 million, or 0.95%, to $1.1 billion at September 30, 2009.

Interest earned on FHLB stock decreased $257,000, or 100.0%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of the decision by the FHLB of Pittsburgh to suspend dividends on FHLB stock during the fourth quarter of 2008.

Interest income decreased $2.0 million, or 2.8%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable, securities available for sale, FHLB stock and interest-earning deposits of $219,000, $715,000, $952,000 and $130,000, respectively.

Interest earned on loans receivable decreased $219,000, or 0.7%, for the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable of 28 basis points to 5.82% at September 30, 2009 from 6.10% at September 30, 2008, partially offset by an increase in the average balance of loans outstanding of $28.2 million, or 4.3%, to $684.2 million for the nine months ended September 30, 2009 as compared to $656.0 million for the same period in the prior year.

Interest earned on securities decreased $715,000, or 1.7%, for the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 8 basis points to 5.23% at September 30, 2009 as compared to 5.31% at September 30, 2008, partially offset by an increase in the average balance of the securities portfolio of $5.0 million, or 0.5%, to $1.1 billion at September 30, 2009.

Interest earned on FHLB stock decreased $952,000, or 100.0%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of the decision by the FHLB of Pittsburgh to suspend dividends on FHLB stock during the fourth quarter of 2008.

These changes are reflected in the quarterly and year to date rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $2.8 million, or 17.4%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $790,000, $1.9 million and $80,000, respectively.

Interest incurred on deposits decreased $790,000, or 15.4%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.01% from 2.55% for the quarters ended September 30, 2009 and 2008, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $58.3 million, or 7.3%, to $856.6 million for the three months ended September 30, 2009, compared to $798.3 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.9 million or 18.9%, for the three months ended September 30, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 4.02% from 4.60%, as well as a decrease in the average balance of $64.7 million, or 7.4%, for the quarters ended September 30, 2009 and 2008.

Interest expense decreased $7.3 million, or 14.8%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $3.5 million, $3.5 million and $375,000, respectively.

Interest incurred on deposits decreased $3.5 million, or 20.1%, for the nine months ended September 30, 2009, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 2.20% from 2.89% for the nine months ended September 30, 2009 and 2008, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $40.9 million, or 5.2%, to $836.0 million for the nine months ended September 30, 2009, compared to $795.1 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $3.5 million, or 11.6%, for the nine months ended September 30, 2009 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds between the periods to 4.15% from 4.64%, as well as a decrease in the average balance of $8.9 million, or 1.0%, to $846.1 million for the nine months ended September 30, 2009, compared to $855.0 million for the same period in the prior year.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2009, the interest incurred on these borrowings decreased by $80,000, or 11.4%, due primarily to a decrease in the cost of these funds to 5.32% from 5.91% for the same period in the prior year as well as a decline in the average balance of $855,000, or 1.8%. For the nine months ended September 30, 2009, the interest incurred on these borrowings decreased by $375,000, or 16.5% due primarily to a decrease in the cost of these funds to 5.49% for the nine months ended September 30, 2009 from 6.08% for the same period in the prior year, as well as a decline in the average balance of $3.7 million, or 7.4%.

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

	Three months ended September 30,
	2009				2008
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$821,290	$10,382	5.06%		$902,954	$11,769	5.21%
Taxable corporate bonds available for sale	127,663	1,415	4.40%		67,787	730	4.28%
Tax-exempt securities available for sale	122,230	1,362	6.75	% (1)	110,676	1,221	6.69	% (1)

	1,071,183	13,159	5.17	% (1)	1,081,417	13,720	5.31	% (1)

Mortgage loans	480,772	7,004	5.83%		492,216	7,378	6.00%
Other loans	174,008	2,531	5.77%		166,233	2,586	6.19%
Tax-exempt loans	18,030	198	6.60	% (1)	16,054	160	6.00	% (1)

	672,810	9,733	5.83	% (1)	674,503	10,124	6.04	% (1)

Cash equivalents	26,137	6	0.09%		18,184	34	0.72%
FHLB stock	27,470	—	—		29,311	257	3.50%

	53,607	6	0.04%		47,495	291	2.44%

Total interest-earning assets	1,797,600	22,898	5.27	% (1)	1,803,415	24,135	5.51	% (1)
Other noninterest-earning assets	166,808	—	—		133,088	—	—

Total assets	$1,964,408	$22,898	4.82	% (1)	$1,936,503	$24,135	5.13	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$261,422	$197	—		$249,341	$354	0.56%
Time deposits	595,196	4,136	2.76%		548,979	4,769	3.46%

	856,618	4,333	2.01%		798,320	5,123	2.55%

FHLB advances	439,029	4,794	4.33%		563,827	6,864	4.84%
Repurchase Agreements	343,500	3,160	3.65%		288,167	2,992	4.13%
Other borrowings	26,167	232	3.52%		21,352	233	4.34%

	808,696	8,186	4.02%		873,346	10,089	4.60%

Preferred securities- fixed	36,083	528	5.81%		36,083	528	5.82%
Preferred securities- adjustable	10,310	94	3.62%		11,165	174	6.20%

	46,393	622	5.32%		47,248	702	5.91%

Total interest-bearing liabilities	1,711,707	13,141	3.05%		1,718,914	15,914	3.68%

Noninterest-bearing demand deposits	70,328	—	—		69,289	—	—
Other noninterest-bearing liabilities	21,528	—	—		24,934	—	—

Total liabilities	1,803,563	13,141	2.89%		1,813,137	15,914	3.49%
Stockholders’ equity	160,845	—	—		123,366	—	—

Total liabilities and equity	$1,964,408	$13,141	2.65%		$1,936,503	$15,914	3.27%

Net interest income		$9,757				$8,221

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.22	% (1)			1.83	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.37	% (1)			2.00	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	Nine months ended September 30,
	2009				2008
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$857,918	$32,943	5.12%		$896,703	$34,946	5.20%
Taxable corporate bonds available for sale	101,569	3,300	4.34%		68,874	2,419	4.69%
Tax-exempt securities available for sale	119,744	4,003	6.75	% (1)	108,614	3,595	6.69	% (1)

	1,079,231	40,246	5.23	% (1)	1,074,191	40,960	5.31	% (1)

Mortgage loans	491,472	21,416	5.81%		479,953	21,667	6.02%
Other loans	173,259	7,505	5.79%		161,205	7,599	6.30%
Tax-exempt loans	19,501	609	6.33	% (1)	14,848	483	6.59	% (1)

	684,232	29,530	5.82	% (1)	656,006	29,749	6.10	% (1)

Cash equivalents	21,220	16	0.10%		16,897	146	1.15%
FHLB stock	27,470	—	—		30,292	952	4.20%

	48,690	16	0.04%		47,189	1,098	3.11%

Total interest-earning assets	1,812,153	69,792	5.31	% (1)	1,777,386	71,807	5.55	% (1)
Other noninterest-earning assets	159,224	—	—		142,594	—	—

Total assets	$1,971,377	$69,792	4.88	% (1)	$1,919,980	$71,807	5.13	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$253,603	$564	0.30%		$236,959	$1,065	0.60%
Time deposits	582,441	13,195	3.03%		558,146	16,145	3.86%

	836,044	13,759	2.20%		795,105	17,210	2.89%

FHLB advances	469,108	15,881	4.53%		590,322	21,289	4.82%
Repurchase Agreements	344,528	9,638	3.74%		247,389	7,868	4.25%
Other borrowings	32,463	736	3.03%		17,313	558	4.31%

	846,099	26,255	4.15%		855,024	29,715	4.64%

Preferred securities- fixed	36,083	1,583	5.87%		36,083	1,583	5.86%
Preferred securities- adjustable	10,310	322	4.18%		14,022	697	6.64%

	46,393	1,905	5.49%		50,105	2,280	6.08%

Total interest-bearing liabilities	1,728,536	41,919	3.24%		1,700,234	49,205	3.87%

Noninterest-bearing demand deposits	69,843	—	—		64,766	—	—
Other noninterest-bearing liabilities	20,433	—	—		25,097	—	—

Total liabilities	1,818,812	41,919	3.08%		1,790,097	49,205	3.67%
Stockholders’ equity	152,565	—	—		129,883	—	—

Total liabilities and equity	$1,971,377	$41,919	2.84%		$1,919,980	$49,205	3.42%

Net interest income		$27,873				$22,602

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.07	% (1)			1.68	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.22	% (1)			1.85	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2009 and 2008 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The tables reflect the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, September 30, 2009 versus 2008 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(129)	$(432)	$(561)
Loans	(25)	(366)	(391)
Cash equivalents	11	(39)	(28)
FHLB stock	(15)	(242)	(257)

Total interest-earning assets	(158)	(1,079)	(1,237)

Interest expense:
Deposits	354	(1,144)	(790)
FHLB advances	(1,412)	(658)	(2,070)
Repurchase agreements	533	(365)	168
Other borrowings	47	(48)	(1)
Preferred securities	(13)	(67)	(80)

Total interest-bearing liabilities	(491)	(2,282)	(2,773)

Net interest income	$333	$1,203	$1,536

	Nine months ended, September 30, 2009 versus 2008 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$191	$(905)	$(714)
Loans	1,251	(1,470)	(219)
Cash equivalents	30	(160)	(130)
FHLB stock	(81)	(871)	(952)

Total interest-earning assets	1,391	(3,406)	(2,015)

Interest expense:
Deposits	849	(4,300)	(3,451)
FHLB advances	(4,165)	(1,243)	(5,408)
Repurchase agreements	2,805	(1,035)	1,770
Other borrowings	380	(202)	178
Preferred securities	(162)	(213)	(375)

Total interest-bearing liabilities	(293)	(6,993)	(7,286)

Net interest income	$1,684	$3,587	$5,271

Provision for loan losses. The provision for loan losses decreased $173,000 to $236,000 for the quarter ended September 30, 2009, compared to $409,000 for the same period last year. The provision for loan losses decreased $168,000 for the nine months ended September 30, 2009 compared to the same period last year. These provisions were part of the normal operations of the Company for the third quarter and first nine months of 2009. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the

Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2009 amounted to $6.2 million, or .91% of the Company’s total loan portfolio, as compared to $6.0 million, or .85%, at December 31, 2008. The Company’s allowance for losses on loans as a percentage of non-performing loans was 139.17% and 239.9% at September 30, 2009 and December 31, 2008, respectively.

Non-interest income. Non-interest income decreased $210,000, or 13.7%, for the three months ended September 30, 2009, compared to the same period in the prior year. This decrease can be attributed to decreases in cash surrender value of BOLI and loss on securities available for sale of $58,000 and $210,000, respectively, partially offset by increases to fees and service charges, gain on sale of loans, income from real estate joint venture and other income of $12,000, $25,000, $8,000 and $13,000, respectively.

Non-interest income decreased $583,000, or 10.8%, for the nine months ended September 30, 2009, as compared to the same period in the prior year. This decrease can be attributable to decreases in cash surrender value of BOLI, net realized loss on securities available for sale and income from real estate joint ventures of $174,000, $217,000 and $454,000, respectively, partially offset by an increase in fees and service charges, net gain on sale of loans and other income of $33,000, $189,000 and $40,000, respectively.

Net realized loss on securities available for sale increased $210,000 for the three months ended September 30, 2009 compared to the same period in the prior year. The Company took an impairment charge of approximately $154,000 on a collateralized debt obligation and charges of approximately $56,000 on two of its equity investments in small banks. Net realized loss on securities available for sale increased $217,000 for the nine months ended September 30, 2009 compared to the same period in the prior year. During the nine month period the Company took impairment charges on a collateralized debt obligation of $407,000 and impairment charges on two equity securities of $56,000, these charges were offset by gains on the sale of equity securities of $246,000. A complete discussion of the impairment charges can be found in Note 2 to the financial statements.

Income from real estate joint ventures had a nominal increase of $8,000, or 3.9%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased $454,000, or 42.4%, to $618,000 for the nine months ended September 30, 2009 compared to income of $1.1 million for the same period in the prior year. The Company has a 51% ownership in its ten real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first nine months of 2009 the Company experienced decreased sales over the same period last year.

Non-interest expense. Non-interest expense increased $749,000, or 13.2%, to $6.4 million for the three months ended September 30, 2009 as compared to $5.7 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and federal deposit insurance premiums, data processing, advertising and other expense of $233,000, $415,000, $62,000, $35,000 and $39,000, respectively.

Non-interest expense increased $2.7 million, or 16.0%, to $19.9 million for the nine months ended September 30, 2009 as compared to $17.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, federal deposit insurance premiums, data processing advertising and other expense of $629,000, $2.0 million, $141,000, $98,000 and $7,000, respectively.

Compensation and employee benefits increased by $233,000, or 6.9%, to $3.6 million for the quarter ended September 30, 2009, as compared to the same quarter in the prior year and by $629,000, or 6.2%, to $10.8 million for the nine months ended September 30, 2009, as compared to the same period in the prior year. The increases were due to normal salary adjustments between the periods.

Federal deposit insurance premiums increased by $415,000 for the quarter ended September 30, 2009, as compared to the same quarter in the prior year and by $2.0 million for the nine months ended September 30, 2009, as compared to the same period in the prior year. These increases are primarily due to increases in the quarterly rates assessed by the Federal Deposit Insurance Corporation, as well as a special assessment by the FDIC in the amount of $891,000 in the nine months ended September 30, 2009.

Provision for income taxes. The provision for income taxes increased $257,000 to $848,000 for the three months ended September 30, 2009, compared to $591,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income between the quarters and reflects an effective tax rate of 19.5% for the quarter ended September 30, 2009 as compared to 15.9% for the same period in the prior year.

The provision for income taxes increased $636,000 to $2.1 million for the nine months ended September 30, 2009, compared to $1.5 million for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income and reflects an effective tax rate of 18.1% for the nine months ended September 30, 2009 as compared to 15.5% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $4.5 million, or 0.2%, during the nine month period, to $2.0 billion at September 30, 2009. Cash and cash equivalents, securities available for sale, loans held for sale, premises and equipment, real estate acquired through foreclosure, and bank owned life insurance increased by $16.7 million, $17.7 million, $256,000, $1.3 million, $142,000 and $688,000, respectively. These increases were offset by decreases to loans receivable, accrued interest receivable real estate held for investment, intangible assets and prepaid expenses and other assets of $21.8 million, $309,000, $1.4 million, $386,000 and $8.4 million, respectively. Total liabilities decreased $20.3 million, or 1.1%, to $1.8 billion at September 30, 2009 and stockholders’ equity increased $24.8 million, or 17.3%, to $167.9 million at September 30, 2009 as compared to $143.1 million at December 31, 2008. The decrease in total liabilities was primarily the result of decreases in borrowings, advance payments by borrowers for taxes and insurance and accounts payable for land development of $70.6 million, $1.3 million and $752,000, respectively, partially offset by increases in deposits and accrued expenses and other liabilities of $49.1 million and $3.2 million, respectively. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income, retained earnings and additional paid in capital of $19.9 million, $4.7 million and $276,000, respectively, and a decrease in unearned employee stock ownership plan shares of $647,000, partially offset by a net increase in treasury stock of $676,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $16.7 million, or 88.6%, to $35.6 million at September 30, 2009 from $18.9 million at December 31, 2008. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio increased by $17.7 million, or 1.6%, to $1.1 billion at September 30, 2009. During the nine months ended September 30, 2009, the Company recorded purchases of available for sale securities of $151.3 million, consisting of purchases of fixed-rate mortgage backed securities of $55.2 million, adjustable-rate mortgage backed securities of $23.1 million, $8.8 million of municipal bonds, $63.3 million of corporate bonds and $911,000 of equity securities. There were gross realized gains of approximately $246,000 on the sale of securities and the portfolio increased by $30.7 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. If securities are held to their respective maturity dates, no fair value gain or loss is realized. Offsetting these increases were repayments and maturities of securities of $162.7 million, premium amortizations of $324,000, security sales of $992,000 and realized losses of $463,000.

The Company’s investment strategy for 2009 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $135.0 million of wholesale borrowings with embedded interest rate caps totaling $160.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $50.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first nine months of 2009, this resulted in $88,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of September 30, 2009, the Company had securities with unrealized losses for greater than twelve months of $8.4 million, as more fully described in footnote 2 to the unaudited consolidated financial statements on page 12. Included in the $8.4 million was $7.2 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $21.8 million, or 3.2%, to $669.5 million at September 30, 2009 from $691.3 million at December 31, 2008. Included in this decrease were decreases in mortgage loans of $26.7 million, or 5.1%, partially offset by an increase to other loans of $2.5 million, or 1.3%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $2.4 million, or 14.8%, during the nine months ended September 30, 2009. During the nine month period, the Company had loan originations of approximately $126.5 million and loan repayments of approximately $145.9 million, resulting in the overall decline to the portfolio.

Loans held for sale. Loans held for sale increased $256,000, or 100.0%, at September 30, 2009. During the nine month period the Company originated loans held for sale of approximately $17.6 million and sold approximately $17.7 million, with a resulting gain of approximately $191,000.

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

Non-performing assets amounted to $5.3 million, or 0.27%, of total assets at September 30, 2009 compared to $3.3 million, or 0.17%, of total assets at December 31, 2008. The increase in non-performing assets of approximately $2.0 million was primarily the result of increases in non-performing loans and REO of $1.9 million and $142,000, respectively, partially offset by a decrease in repossessed vehicles of approximately $165,000. The $1.4 million increase in non-performing loans was primarily due to an increase in non-performing 1-4 family mortgages of $1.1 million along with an increase in non-performing commercial and commercial real estate loans of $715,000.

FHLB Stock. FHLB stock remained the same at $27.5 million at September 30, 2009 and December 31, 2008. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Premises and Equipment. The Company’s premises and equipment increased $1.3 million, or 11.3%, to $13.0 million at September 30, 2009 from $11.7 million at December 31, 2008. This increase was primarily due to the construction of the Company’s second Butler County office. The Company has incurred costs of approximately $1.4 million related to the construction, $298,000 of which were incurred in 2008. The office was opened in July 2009.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $1.4 million or 4.0%, to $33.2 million at September 30, 2009 from $34.6 million at December 31, 2008. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $386,000, or 21.1%, to $1.4 million at September 30, 2009 from $1.8 million at December 31, 2008. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $494,000, $413,000, $332,000, $251,000, $170,000 and $95,000 for the years 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

Prepaid Expenses and Other assets. Prepaid expenses and other assets decreased $8.4 million, or 72.6%, to $3.2 million at September 30, 2009 from $11.6 million at December 31, 2008. The decrease primarily resulted from a decrease in the deferred tax asset of approximately $10.2 million resulting from market value adjustments on the securities available for sale portfolio, partially offset by increases to various receivable accounts.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $926.5 million, or 5.6%, of the Company’s total funding sources at September 30, 2009. Total deposits increased $49.1 million, or 5.6%, to $926.5 million at September 30, 2009 from $877.3 million at December 31, 2008. Interest-bearing demand deposits increased $25.2 million and time deposits increased $24.8 million, respectively, during the nine months ended September 30, 2009, while non-interest bearing deposits decreased approximately $831,000 during the same period. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $70.6 million, or 7.6%, to $862.3 million at September 30, 2009 from $932.9 million at December 31, 2008. FHLB advances decreased $73.4 million, or 14.0%, repurchase agreements increased $5.5 million, or 1.6%, other borrowings decreased approximately $2.7 million, or 11.5%, while junior subordinated notes remained the same at $46.4 million during the nine months ended September 30, 2009. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $752,000 to $5.9 million at September 30, 2009 from $6.6 million at December 31, 2008. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $3.2 million, or 26.6%, to $15.3 million at September 30, 2009 from $12.1 million at December 31, 2008. This increase was due to increases in accrued interest payable on certificates of deposit, accrued FDIC insurance and increases to various other payable accounts of $896,000, $456,000 and $3.3 million, respectively, partially offset by a decrease to interest payable on borrowings of approximately $1.5 million.

Stockholders’ equity. Stockholders’ equity increased $24.8 million, or 17.3%, to $167.9 million at September 30, 2009 from $143.1 million at December 31, 2008. The increase to stockholders’ equity was primarily the result of increases in accumulated other comprehensive income, retained earnings and additional paid in capital of $19.9 million, $4.7 million and $276,000, respectively, and a decrease in unearned employee stock ownership plan shares of $647,000, partially offset by a net increase in treasury stock of $676,000. The increase in the accumulated other comprehensive income of $19.9 million was primarily related to an increase in the pre-tax fair value of the floating rate corporate bonds of $1.9 million, fixed rate corporate bonds of $3.7 million, municipal bonds of $8.9 million, fixed rate mortgage backed securities of $10.9 million and adjustable rate mortgage backed securities of $4.9 million.

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

As of September 30, 2009, the implementation of these asset and liability initiatives resulted in the following: (i) $195.5 million or 28.6% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less; (ii) $78.8 million or 22.3% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) $251.1 million or 30.1% of the Company’s portfolio of mortgage-backed securities were secured by ARMs and (iv) the Company had $50.0 million in notional amount of interest rate caps and $135.0 million in structured borrowings with $160.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2009, the Company’s interest-earning assets maturing or repricing within one year totaled $647.7 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $750.3 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $102.6 million or a negative 5.2% of total assets. At September 30, 2009, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 86.3%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2009 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2009 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period. The base amount of net income at September 30, 2009, increased from December 31, 2008.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.08%	2.26%	(1.57)%	N/A
Return on average equity - increase (decrease)	3.30%	3.70%	(2.60)%	N/A
Diluted earnings per share - increase (decrease)	3.42%	3.90%	(2.71)%	N/A
EVE - increase (decrease)	(6.80)%	(16.19)%	(18.10)%	N/A

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

Net cash provided by operating activities totaled $13.3 million during the nine months ended September 30, 2009. Net cash provided by operating activities was primarily comprised of net income of $9.7 million.

Funds provided by investing activities totaled $30.5 million during the nine months ended September 30, 2009. Primary sources of funds were $146.3 million for repayments of loans receivable, $162.7 million for repayments of securities available for sale, $992,000 for proceeds from the sale of securities, $52,000 for sale of real estate acquired through foreclosure and $7.4 million for proceeds from the sale of real estate held for investment. Offsetting these sources were uses of funds for $126.7 million for origination of loans, $151.3 million for security purchases, $189,000 for interest rate cap purchases, $2.0 million for purchases of premises and equipment and $6.8 million for funding of real estate held for investment.

Funds used by financing activities totaled $27.0 million for the nine months ended September 30, 2009. The primary uses of funds were repayment of long-term borrowings of $213.8 million, net repayment of short-term borrowings of $22.8 million, payments of dividends of $3.6 million, $56,000 for the purchase of ESOP stock and payments to acquire treasury stock of $2.6 million. Offsetting these uses were sources of funds were $49.1 million from the increase in deposits and $166.0 million from proceeds from long-term borrowings. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the nine months ended September 30, 2009, the Company had approximately $211.4 million of wholesale borrowings maturing with a weighted average rate of 5.23% and an original call/maturity of 2.8 years. These borrowings were replaced during the nine months ended September 30, 2009 with $166.0 million of borrowings with a weighted average rate of 2.98% and a weighted average call/maturity of 4.0 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2009, the total approved loan commitments outstanding amounted to $17.6 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $80.9 million and the unadvanced portion of construction loans approximated $7.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $408.8 million.

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

On September 16, 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 23, 2009, to shareholders of record at the close of business on September 30, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2009, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.5% and 14.1%, respectively.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2009	5,595	$14.57	5,595	539,424
August 1-31, 2009	1,988	13.47	1,988	537,436
September 1-30, 2009	3,237	13.55	3,237	534,199

Totals	10,820	$14.06	10,820	534,199

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: November 5, 2009	By:	/S/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 5, 2009	By:	/S/ CHARLES P. EVANOSKI
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer