Form 10-K
period 2009-12-31
ESB FINANCIAL CORP
filed 2010-03-12
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

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

As of June 30, 2009, the aggregate value of the 10,364,888 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,676,492 shares held by all directors and officers of the Registrant as a group, was approximately $136.0 million. This amount is based on the closing sales price of $13.12 per share of the Registrant’s Common Stock on June 30, 2009.

Number of shares of Common Stock outstanding as of March 5, 2010: 12,044,386

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2009 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 21, 2010 Annual Meeting of Stockholders	Parts II and III

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

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of ESB Capital Trust II (the Trust II) , ESB Statutory Trust III (the Trust III) and ESB Capital Trust IV (the Trust IV), which are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title closing services.

As of December 31, 2009, the Company had consolidated total assets of $2.0 billion, total deposits of $944.3 million and stockholders’ equity of $164.8 million. For the year ended December 31, 2009, the Company realized consolidated net income and diluted net income per share of $12.0 million and $1.00, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 24 offices, as of December 31, 2009, in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

Market Area

The Company’s primary market area includes Allegheny, Beaver, Butler, and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, PA, and the Bank’s 24 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General. As of December 31, 2009, the Company’s net loans receivable amounted to $671.4 million or 34.3% of the Company’s total assets. Loans secured by real estate amounted to $503.2 million or 73.3% of total loans receivable. Consumer loans and commercial business loans amounted to $140.5 million or 20.4% and $43.4 million or 6.3%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

(Dollar amounts in thousands)	2009		2008		2007		2006		2005
	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%

Real estate loans:
Residential - single family	$329,984	48.1%	$353,658	50.0%	$314,438	49.3%	$281,017	46.1%	$230,805	40.6%
Residential - multi family	37,664	5.5%	33,680	4.8%	33,196	5.2%	34,382	5.7%	36,401	6.4%
Commercial	84,409	12.3%	76,633	10.8%	80,141	12.5%	82,019	13.5%	69,453	12.2%
Construction	51,109	7.4%	55,979	7.9%	51,391	8.0%	58,504	9.6%	71,848	12.7%

Total real estate loans	503,166	73.3%	519,950	73.5%	479,166	75.0%	455,922	74.9%	408,507	71.9%

Other loans:
Consumer loans	140,492	20.4%	142,823	20.2%	130,479	20.4%	132,413	21.7%	136,296	24.0%
Commercial business loans	43,377	6.3%	44,508	6.3%	29,164	4.6%	20,620	3.4%	23,527	4.1%

Total other loans	183,869	26.7%	187,331	26.5%	159,643	25.0%	153,033	25.1%	159,823	28.1%

Total loans receivable	687,035	100.0%	707,281	100.0%	638,809	100.0%	608,955	100.0%	568,330	100.0%

Less:
Allowance for loan losses	6,027		6,006		5,414		5,113		4,864
Net deferred (costs) fees	(2,334)		(2,825)		(2,576)		(2,709)		(2,715)
Loans in process	11,955		12,785		11,720		16,909		25,904

Net loans receivable	$671,387		$691,315		$624,251		$589,642		$540,277

Loans Held for Sale
Residential - single family	$201		$—		$—		$190		$—

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2009. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$39,076	$95,676	$89,657	$278,757	$503,166
Consumer loans	24,347	64,409	33,659	18,077	140,492
Commercial business loans	20,995	12,135	5,104	5,143	43,377

	$84,418	$172,220	$128,420	$301,977	$687,035

Fixed and adjustable rate loans represented $556.6 million or 81.1% and $130.4 million or 18.9%, respectively, of the Company’s total loan portfolio as of December 31, 2009.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2009:

(Dollar amounts in thousands)	Fixed rate	Adjustable rate
Real estate loans	$369,542	$94,548
Consumer loans	94,396	21,749
Commercial business loans	22,266	116

	$486,204	$116,413

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

As of December 31, 2009, $7.6 million or 1.1% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2009, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2009	2008	2007
Net loans receivable at beginning of period	$691,315	$624,251	$589,642

Originations:
Single-family residential real estate	68,830	69,513	60,133
Multi-family residential and commercial real estate	28,295	15,721	15,054
Construction	12,552	26,461	11,060
Consumer	49,342	61,966	48,368
Commercial business	15,007	32,997	14,317

	174,026	206,658	148,932
Repayments on loans	(193,668)	(143,178)	(114,107)
Transfers to real estate acquired through foreclosure	(469)	(81)	(477)
Other changes	183	3,665	261

Net loans receivable at end of period	$671,387	$691,315	$624,251

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, excepting new construction, and permits LTV ratios of up to 97% provided that private mortgage insurance is obtained. Loan programs involving new construction are limited to 95% LTV ratios. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. In practice, the Company is currently limiting these loans to 97% LTV ratios. The Company has also offered products for low- and moderate-income borrowers or for properties in low- and moderate-income census tracks which can exceed the 80% LTV ratio. These low- and moderate-income programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2009, ESB was permitted to lend approximately $22.1 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. As of December 31, 2009, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2009, $330.0 million or 48.1% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2009, the Company had $51.1 million or 7.4% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2009, acquisition and development loans were extended on 16 projects with $12.3 million outstanding under commitments approved in the aggregate amount of $31.7 million and builder lines-of-credit were extended to 13 builders with $12.8 million outstanding under lines approved in the aggregate amount of $22.8 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2009, the Company had $122.1 million, or 17.8% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2009, the Company’s consumer loan portfolio totaled $140.5 million or 20.4% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and secured and unsecured personal loans. Additionally, through the acquisition of PHSB, the Company acquired a significant portfolio of indirect automobile loans in 2005 and continues to originate these types of loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2009, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2009, $73.2 million or 52.1% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to access the applicant’s ability to repay and the adequacy of the financed vehicles collateral. As of December 31, 2009, $56.9 million or 40.5% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2009, commercial business loans amounted to $43.4 million or 6.3% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2009, the Company had $21.8 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2009, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $5.0 million or 0.25% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2009, the Company’s classified and criticized assets amounted to $73.0 million, with $41.0 million classified as substandard, $387,000 classified as doubtful, $74,000 classified as loss and $31.5 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2009	2008	2007	2006	2005
Non-accrual loans:
Real estate loans	$2,921	$1,718	$1,555	$1,759	$1,547
Commercial business loans	417	—	32	315	1,042
Consumer loans	492	528	440	635	1,058

Total non-accrual loans	3,830	2,246	2,027	2,709	3,647

Total as a percentage of total assets	0.20%	0.11%	0.11%	0.14%	0.19%

Real estate acquired through foreclosure and repossessed vehicles	890	832	1,962	1,272	1,356

Total as a percentage of total assets	0.05%	0.04%	0.10%	0.07%	0.07%

Troubled debt restructuring	254	257	266	268	175

Total as a percentage of total assets	0.01%	0.01%	0.01%	0.01%	0.01%

Total non-performing assets	$4,974	$3,335	$4,255	$4,249	$5,178

Total non-performing assets as a percentage of total assets	0.25%	0.17%	0.23%	0.22%	0.28%

Of the $725,000 in real estate acquired through foreclosure at December 31, 2009, $368,000 relates to a spec home and a residential building lot that the Company acquired via judicial sale in July 2006. These properties were acquired as a result of the failure of a customer involved in residential home construction. The Company has completed the construction of the unfinished spec home and these properties are being marketed through a local real estate agency.

Allowance for Loan Losses. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Experience depth and ability of management

The company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2009 of $6.0 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2009	2008	2007	2006	2005
Balance at beginning of period	$6,006	$5,414	$5,113	$4,864	$3,940

Allowance for loan losses of acquired companies	—	—	—	—	1,406

Provision for (recovery of) loan losses	912	1,406	865	1,113	568

Charge-offs
Real estate loans	(168)	(294)	(111)	(146)	(401)
Commercial business loans	(154)	(12)	(41)	(146)	(78)
Consumer loans	(697)	(690)	(689)	(730)	(672)

	(1,019)	(996)	(841)	(1,022)	(1,151)

Recoveries
Real estate loans	2	7	124	4	8
Commercial business loans	—	3	—	1	—
Consumer loans	126	172	153	153	93

	128	182	277	158	101

Balance at end of period	$6,027	$6,006	$5,414	$5,113	$4,864

Ratio of net charge-offs to average loans outstanding	0.13%	0.12%	0.11%	0.15%	0.21%

Ratio of allowance to total loans at end of period	0.88%	0.85%	0.85%	0.84%	0.86%

Balance at end of period applicable to:
Real estate loans	$3,826	$3,791	$3,474	$3,331	$2,622
Commercial business loans	864	663	349	211	283
Consumer loans	1,337	1,552	1,591	1,571	1,959

Balance at end of period	$6,027	$6,006	$5,414	$5,113	$4,864

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

(Dollar amounts in thousands)	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$1,939	53.6%	$1,934	54.8%	$1,734	54.5%	$1,519	51.8%	$1,143	47.0%
Commercial Real Estate Loans	1,619	12.3%	1,578	10.8%	1,486	12.5%	1,530	13.5%	1,170	12.2%
Construction Loans	268	7.4%	279	7.9%	254	8.0%	282	9.6%	309	12.7%
Consumer Loans	1,337	20.4%	1,552	20.2%	1,591	20.4%	1,571	21.7%	1,959	24.0%
Commercial Business Loans	864	6.3%	663	6.3%	349	4.6%	211	3.4%	283	4.1%

	$6,027	100.0%	$6,006	100.0%	$5,414	100.0%	$5,113	100.0%	$4,864	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $10.1 million as of December 31, 2009.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181

	$278,021	$9,321	$(7,583)	$279,759

December 31, 2008:
Trust preferred securities	$47,819	$—	$(8,303)	$39,516
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	20,564	128	(1,246)	19,446

	$204,279	$1,782	$(12,348)	$193,713

December 31, 2007:
Trust preferred securities	$46,842	$—	$(4,998)	$41,844
Municipal securities	107,499	2,374	(172)	109,701
Equity securities	794	51	(31)	814
Corporate bonds	13,039	148	—	13,187

	$168,174	$2,573	$(5,201)	$165,546

Included in the $40.6 million of trust preferred securities are standalone trust preferred securities with a fair value of $39.2 million that are investment-grade rated by at least one rating agency. In addition, there was one pooled trust preferred security with a par value of $2.5 million that was not investment-grade rated. The Company took impairment charges of approximately $552,000 in 2009 and $553,000 in 2008 on this $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method which is a level three pricing method. During this analysis, the Company determined that three of these financial institutions are currently deferring interest payments, and the Company is aware of two additional financial institutions that will begin deferring interest payments in February 2010. In addition, two financial institutions have defaulted. All five financial institutions that are/will be deferring interest payments as of February 2010 either lost money or broke even for the most recent quarter. Also, there were four financial institutions (including two of the five deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. One institution currently deferring interest payments had a Tier 1 Risk Ratio of less than 6% and non-performing assets to loans plus real estate owned ratio greater than 10%.

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:

December 31, 2009
GNMA	$22,832	$472	$(65)	$23,239
FNMA	392,449	17,191	(220)	409,420
FHLMC	341,549	16,071	(187)	357,433
Collateralized mortgage obligations	36,884	588	(413)	37,059

	$793,714	$34,322	$(885)	$827,151

December 31, 2008
GNMA	$14,538	$549	$(3)	$15,084
FNMA	409,821	10,189	(13)	419,997
FHLMC	419,654	10,858	(27)	430,485
Collateralized mortgage obligations	37,769	472	(714)	37,527

	$881,782	$22,068	$(757)	$903,093

December 31, 2007
GNMA	$2,685	$19	$(6)	$2,698
FNMA	457,065	4,323	(1,661)	459,727
FHLMC	394,214	2,882	(1,358)	395,738
Collateralized mortgage obligations	36,400	183	(320)	36,263

	$890,364	$7,407	$(3,345)	$894,426

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2009	2008	2007
Mortgage-backed securities at the beginning of period	$903,093	$894,426	$963,506
Purchases	122,498	141,196	122,800
Sales	—	—	(49,539)
Repayments	(209,587)	(149,227)	(155,598)
Net amortization of premium	(979)	(551)	(886)
Change in unrealized gain on mortgage-backed securities available for sale	12,126	17,249	14,143

Mortgage-backed securities at the end of period	$827,151	$903,093	$894,426

Weighted average yield at the end of the period	4.96%	5.26%	5.25%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2009		2008		2007
Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$68,404	7.2%	$65,726	7.5%	$55,775	6.6%
NOW account deposits	110,379	11.7%	105,235	12.0%	96,566	11.5%
Money Market deposits	32,256	3.4%	26,876	3.0%	25,509	3.0%
Passbook account deposits	119,556	12.7%	104,109	11.9%	98,460	11.7%
Time deposits	613,752	65.0%	575,383	65.6%	566,544	67.2%

	$944,347	100.0%	$877,329	100.0%	$842,854	100.0%

The Company had a total of $193.7 million, $179.5 million and $149.9 million in time deposits of $100,000 or more as of December 31, 2009, 2008 and 2007, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2009, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates			1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00%	to	2.49%	$317,306	$15,176	$25,111	$15	$11	$—	$357,619
2.50%	to	4.49%	54,640	104,092	18,217	6,056	29,170	2,872	215,047
4.50%	to	6.49%	38,936	805	463	882	—	—	41,086

			$410,882	$120,073	$43,791	$6,953	$29,181	$2,872	$613,752

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands)
Range of Rates	2009	2008	2007

0.00% to 2.49%	$357,619	$77,729	$21,925
2.50% to 4.49%	215,047	387,388	110,946
4.50% to 6.49%	41,086	110,266	433,673

	$613,752	$575,383	$566,544

As of December 31, 2009, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$51,091
More than three through six months	38,805
More than six through twelve months	38,342
More than twelve months	65,498

$193,736

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2009	2008	2007
Increase (decrease) before interest credited and acquisition	$49,184	$12,042	$(8,560)
Interest credited	17,834	22,433	27,770

Net deposit increase	$67,018	$34,475	$19,210

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2009, the Company had outstanding advances with the FHLB of $420.4 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2009	2008	2007
FHLB advances	$420,422	$525,684	$628,666
Repurchase agreements	343,000	337,500	182,000
ESOP borrowings	945	1,890	2,835
Corporate borrowings	12,600	14,000	9,000
Treasury tax and loan note payable	135	203	143
Borrowings for joint ventures	6,146	7,231	2,564
Junior subordinated notes	46,393	46,393	51,519

	$829,641	$932,901	$876,727

Included in the $420.4 million of FHLB advances at December 31, 2009 is approximately $20.0 million of convertible select advances. These advances reset quarterly to the three month LIBOR index and have various spreads and call dates. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call these convertible select advances on the call date or quarterly thereafter. Also included in the $420.4 million of FHLB advances is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. Also included in the $420.4 million of FHLB advances is $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

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

FHLB advances are secured by FHLB stock, qualifying residential mortgage loans and mortgage-backed securities to the extent that the fair value of such pledged collateral must be at least equal to the advances outstanding. At December 31, 2009, the Company had a maximum borrowing capacity with the FHLB of Pittsburgh of $539.6 million, with $119.2 million available for use.

The Company enters into sales of securities under agreements to repurchase. Such repurchase agreements are treated as borrowed funds. The dollar amount of the securities underlying the agreements remain in their respective asset accounts.

Repurchase agreements are collateralized by various securities that are either held in safekeeping at the FHLB or delivered to the dealer who arranged the transaction, and the Company maintains control of these securities.

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of December 31, 2009 was $394.6 million with an amortized cost of $374.0 million. The market value of the securities as of December 31, 2008 was $399.6 million with an amortized cost of $388.7 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the year ended December 31, 2009 and 2008.

As of both December 31, 2009 and 2008, the Company had repurchase agreements outstanding with Citigroup of $165.0 million. As of both December 31, 2009 and 2008, the Company had repurchase agreements outstanding with Barclays of $70.0 million. As of December 31, 2009, and 2008, the Company had repurchase agreements outstanding with Credit Suisse of $103.0 million and $97.5 million, respectively. As of both December 31, 2009 and 2008, the Company had repurchase agreements outstanding with PNC of $5.0 million.

As of December 31, 2009, the Company had repurchase agreements with Citigroup with $20.7 million at risk with a weighted average maturity of 45 months, repurchase agreements with Barclays Capital with $11.9 million at risk with a weighted average maturity of 58 months, repurchase agreements with Credit Suisse with $17.9 million at risk with a weighted average maturity of 46 months and repurchase agreements with PNC with $1.0 million at risk with a weighted average maturity of 27 months.

Borrowings under repurchase agreements averaged $344.4 million, $273.3 million and $188.3 million during 2009, 2008 and 2007, respectively. The maximum amount outstanding at any month-end was $366.0 million, $337.5 million and $202.0 million during 2009, 2008 and 2007, respectively.

The Company, through ESB, has an agreement with the Federal Reserve Bank of Cleveland whereby ESB is an authorized treasury tax loan depository. Under the terms of the note agreement, funds deposited to the Company’s treasury tax and loan account (limited to $150,000 per deposit) accrue interest at a rate of .25% below the overnight federal funds rate.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2009	2008	2007
FHLB advances:
Average balance outstanding for the year	$231,538	$230,909	$255,277
Maximum amount outstanding at any month end during the year	275,100	267,550	298,706
Balance outstanding at year end	180,400	249,750	231,870
Weighted average interest rate during the year	4.93%	4.63%	4.20%
Weighted average interest rate at year end	4.61%	4.82%	4.40%

Repurchase agreements:
Average balance outstanding for the year	$40,208	$96,167	$77,417
Maximum amount outstanding at any month end during the year	72,500	112,000	97,000
Balance outstanding at year end	28,000	72,500	97,000
Weighted average interest rate during the year	3.12%	4.48%	4.86%
Weighted average interest rate at year end	2.02%	4.55%	4.93%

ESOP Borrowings:
Average balance outstanding for the year	$1,457	$—	$—
Maximum amount outstanding at any month end during the year	1,890	—	—
Balance outstanding at year end	945	—	—
Weighted average interest rate during the year	4.25%	0.00%	0.00%
Weighted average interest rate at year end	4.25%	0.00%	0.00%

Corporate borrowings:
Average balance outstanding for the year	$—	$4,500	$10,375
Maximum amount outstanding at any month end during the year	—	9,000	10,500
Balance outstanding at year end	—	—	9,000
Weighted average interest rate during the year	0.00%	5.55%	5.55%
Weighted average interest rate at year end	0.00%	0.00%	5.55%

Treasury tax and loan note:
Average balance outstanding for the year	$153	$165	$161
Maximum amount outstanding at any month end during the year	182	203	201
Balance outstanding at year end	135	203	143
Weighted average interest rate during the year	0.00%	1.59%	5.04%
Weighted average interest rate at year end	0.00%	0.00%	4.00%

Total short term borrowings:
Average balance outstanding for the year	$273,356	$331,741	$343,230
Maximum amount outstanding at any month end during the year	349,669	357,285	381,380
Balance outstanding at year end	209,480	322,453	338,013
Weighted average interest rate during the year	4.66%	4.60%	4.39%
Weighted average interest rate at year end	4.26%	4.76%	4.58%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2009 and 2008. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $ 155,000 of the common securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2009 and 2008.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable with a quarterly reset equal to the 3-month LIBOR Index plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities at December 31, 2009 and 2008.

Subsidiaries

As of December 31, 2009, the Company had investments in ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $1.5 million. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2009, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $14.1 million in service corporations. On that date, ESB had a $10.7 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2009, AMSCO had total assets, consisting primarily of investments in ten joint ventures, of $34.4 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2009, 4 of the 56 lots remain unsold. On that date, AMSCO had a $85,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 72 quadplex, 34 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2009, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $2.7 million with outstanding balances of $2.0 million and development costs of $2.2 million. As of December 31, 2009, 78 units were closed and 10 units remained in various stages of construction. On that date, AMSCO had a $188,000 investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2009, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2009, 49 lots were closed and 27 developed lots are remaining. On that date, AMSCO had a $1.3 million investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2009, Brandy One had outstanding loans with ESB in the amount of $1.8 million with an outstanding balance of $1.2 million. As of December 31, 2009, all 112 units were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 8 townhouses, one duplex building and one triplex building known as Napa Ridge. At December 31, 2009, all eight of the townhouse units and the duplex building were under construction and three townhouses have been sold. On that date, AMSCO had a $23 thousand investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. Current plans for Phase II are to develop 76 quadplex units. As of December 31, 2009, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.7 million with outstanding balances of $1.4 million. As of December 31, 2009, 17 of the 48 lots in Phase I were sold. On that date, AMSCO had a $679,000 investment in The Vineyards at Brandywine.

The sixth joint venture, The Meadows at Hampton, consists of a 100% interest in a limited partnership (LP). The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County. The partnership will develop the site into 32 duplex building lots and construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.4 million and a line of credit in the amount of $3.0 million for the construction of the units. As of December 31, 2009, 12 units were closed and 3 units remained in various stages of construction. The outstanding loan balances at year-end totaled $4.0 million and AMSCO had an investment of $175,000.

The seventh joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County. The partnership developed the site into 25 quadplex building lots and construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of a line of credit in the amount of $1.8 million for the construction of the buildings. December 31, 2009, 78 units were closed and 14 units remained in various stages of construction. The outstanding loan balances at year-end were $1.2 million and AMSCO had an investment of $1.0 million.

The eighth joint venture, BelleVue Park, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County. The partnership developed the site into 185 single family lots along with 26 quadplex building lots and construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of three loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 95.7% of this loan to other lenders. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. ESB has sold 86.7% of this loan to other lenders. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. As of December 31, 2009 thirty seven single family lots were closed and nineteen quadplex units were closed and 24 units remained in various stages of construction. The outstanding loan balances at year-end totaled $8.3 million and AMSCO had an investment of $3.4 million.

The ninth joint venture, MW 42 Limited Partnership, consists of a 51% interest in a limited partnership (LP) with a local builder. The partnership was formed in October 2007 for the purpose of purchasing lots in the Madison Woods joint venture and constructing single family homes for sale to the general public. ESB Bank is providing the financing for the project in the form of a construction loan in the amount of $320,000 for the construction of the first unit. As of December 31, 2009 there had been no sales activity. The outstanding loan balances at year-end totaled $319,000 and AMSCO had an investment of $66,000.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2009, the Company was a grandfathered holding company.

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

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2009, the Bank was in compliance with the above restrictions.

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

Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania did not “opt out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in Pennsylvania. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.

FDIC Insurance Premiums. The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC. In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2009 was 0.0055% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the Bank’s special assessment was $891,000, which the FDIC collected on September 30, 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The amount of the Bank’s prepayment under this requirement was $6.7 million. The prepaid assessments were collected instead of imposing additional special assessments.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2009, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2009, the Bank was in the “well capitalized” category.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2008, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2009, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2008 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2009, the Company has a minimum tax credit carry forward of $3.9 million.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2006, 2007 and 2008 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2009, the Company had 227 full-time and 69 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the Bank’s special assessment was $891,000, which the FDIC collected on September 30, 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The amount of the Bank’s prepayment under this requirement was $6.7 million. The prepaid assessments were collected instead of imposing additional special assessments.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely effected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury has determined not to purchase troubled assets under the program. As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. EESA also increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2009. The increase in deposit coverage was later extended until the end of 2013.

Pursuant to the Federal Deposit Insurance Act, the FDIC also established a Temporary Liquidity Guarantee Program that provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but are participating in the Temporary Liquidity Guarantee Program. On February 27, 2009 the FDIC modified the Temporary Liquidity Guarantee Program to allow participating entities, with the FDIC’s permission, to also issue mandatory convertible debt.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2009:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Corporate Headquarters and ESB Main Office:
Ellwood City Office 600 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$1,198,637	15.1%
ESB Branch Offices:
Aliquippa Office 2301 Sheffield Road, Aliquippa, PA 15001	Owned	—	$30,762	4.5%
Ambridge Office 506 Merchant Street, Ambridge, PA 15003	Owned	—	$76,712	3.8%
Baldwin Office 5035 Curry Road, Pittsburgh, PA 15236	Owned	—	$612,683	4.6%
Beaver Office 701 Corporation Street, Beaver, PA 15009	Owned	—	$411,588	4.3%
Beaver Falls Office 1427 Seventh Avenue, Beaver Falls, PA 15010	Owned	—	$132,790	2.7%
Beechview Office 1550 Beechview Avenue, Pittsburgh, PA 15216	Leased	10/31/10	$30,000	2.0%
Butler Office 831 Evans City Road, Renfrew, PA 16053	Owned		$1,580,943	0.4%
Center Township Office 3531 Brodhead Road, Monaca, PA 15061	Owned	—	$679,280	3.9%
Chippewa Township Office 2521 Darlington Road, Beaver Falls, PA 15010	Owned	—	$525,869	5.0%
Coraopolis Office 900 Fifth Avenue, Coraopolis, PA 15108	Owned	—	$60,469	2.3%
Darlington Office 233 Second Street, Darlington, PA 16115	Owned	—	$170,666	1.1%
Fox Chapel Office 1060 Freeport Road, Pittsburgh, PA 15238	Owned	—	$151,140	6.4%
Franklin Township Office 1793 Mercer Road, Ellwood City, PA 16117	Owned	—	$448,242	4.7%
Hopewell Township Office 2293 Broadhead Road, Aliquippa, PA 15001	Owned	—	$184,910	2.8%
Neshannock Township Office 3360 Wilmington Road, New Castle, PA 16105	Owned	—	$1,286,103	3.4%
New Brighton Office 800 Third Avenue, New Brighton, PA 15066	Owned	—	$60,337	2.2%
North Shore Office 807 Middle Street, Pittsburgh, PA 15212	Owned	—	$28,612	2.5%
Northern Lights Office 1555 Beaver Road, Baden, PA 15005	Leased	07/31/19	$35,084	2.7%
Shenango Township Office 2731 Ellwood Road, New Castle, PA 16101	Owned	—	$1,758,496	11.0%
Spring Hill Office Itin & Rhine Streets, Pittsburgh, PA 15212	Owned	—	$330,668	2.3%
Troy Hill Office 1706 Lowrie Street, Pittsburgh, PA 15212	Owned	—	$328,077	3.6%
Wexford Office 101 Wexford Bayne Road, Wexford, PA 15090	Owned	—	$1,091,866	5.1%
Zelienople Office 17 Northgate Plaza, Harmony, PA 16037	Leased	11/30/10	$28,800	3.6%

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Other Properties:
Drive-through Facility 618 Beaver Avenue, Ellwood City, PA 16117	Owned	—	$23,518	NA
Parking Lot 611 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$17,639	NA
Training Center 632 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$72,206	NA
Findlay Township Property Route 30, Clinton, PA 15026	Owned	—	$54,000	NA
Zelienople Office under Construction 527 South Main Street, Zelienople, PA 16063	Owned	—	$597,438	NA
North Shore Property One North Shore, Suite 120, Pittsburgh PA 15212	Leased	03/31/10	$79,580	NA
Rental Property 628 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$177,550	NA
Rental Property 914 5th Avenue, Coraopolis, PA 15108	Owned	—	$50,399	NA
Rental Property 926 5th Avenue, Coraopolis, PA 15108	Owned	—	$62,088	NA

Item 3. Legal Proceedings

The Company is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Company

Item 4.

(Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2009 Annual Report to Stockholders included as Exhibit 13 hereto (2009 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2009	368	$12.32	368	533,831

November 1-30, 2009	900	11.41	900	532,931

December 1-31, 2009	21,531	12.78	21,531	511,400

Totals	22,799	$12.72	22,799	511,400

(1)	On May 20, 2009, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2009 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2009 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2009 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2009 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2009 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2010 (“Proxy Statement”).

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

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2009.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	810,280	$11.45	283,315
Equity compensation plans not approved by security holders	—	—	—

Total	810,280	$11.45	283,315

(1)	Includes outstanding options granted under the 1990 Stock Option Plan and the 1997 Stock Option Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.
(2)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2009, no options and 5,515 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 12,497 shares of restricted stock may be granted under the assumed plans.

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

(1)

The following financial statements are incorporated by reference from Item 8 hereof (See Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3) (a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4	Specimen Common Stock Certificate (3)

10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(5)

10.2	Ellwood Federal Savings Bank 1990 Stock Option Plan (3)(5)

10.3	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (4)(5)

10.5	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (4)(5)

10.6	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (4)(5)

10.7	Amended and Restated Workingmens Bank Restricted Stock Plan and Trust Agreement (5)(6)

10.8	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(5)

10.9	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Directors and Trust Agreement (4)(5)

10.10	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

10.11	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

10.12	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (4)(5)

10.13	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (4)(5)

10.14	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (4)(5)

10.15	Amended and Restated ESB Financial Corporation Excess Benefit Plan (4)(5)

10.16	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (4)(5)

10.16	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (4)(5)

13	2009 Annual Report to Shareholders (7)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.

23	Consent of S R Snodgrass, A.C. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the SEC on March 12, 2009.
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(5)	Management contract or compensatory plan or arrangement.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 22, 2006.
(7)	Filed herewith

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2009 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 12, 2010	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date:	March 12, 2010
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date:	March 12, 2010
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date:	March 12, 2010
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date:	March 12, 2010
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Lloyd L. Kildoo	Date:	March 12, 2010
Lloyd L. Kildoo – Director

By:	/s/ Mario J. Manna	Date:	March 12, 2010
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date:	March 12, 2010
James P. Wetzel, Jr. – Director