Form 10-Q
period 2010-03-31
ESB FINANCIAL CORP
filed 2010-05-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For Quarter Ended: March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2010:

Common Stock, $0.01 par value	12,030,907 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2010 and December 31, 2009 (Unaudited)

(Dollar amounts in thousands)

	March 31,	December 31,
	2010	2009
Assets
Cash on hand and in banks	$5,286	$5,894
Interest-earning deposits	9,668	10,390
Federal funds sold	8	16

Cash and cash equivalents	14,962	16,300
Securities available for sale; cost of $1,059,184 and $1,071,735	1,096,747	1,106,910
Loans receivable, net of allowance for loan losses of $6,135 and $6,027	669,144	671,387
Loans held for sale	49	201
Accrued interest receivable	9,512	10,312
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	12,963	13,043
Real estate acquired through foreclosure, net	666	725
Real estate held for investment	25,704	27,479
Goodwill	41,599	41,599
Intangible assets	1,201	1,313
Bank owned life insurance	29,567	29,381
Securities receivable	13,844	2,947
Prepaid expenses and other assets	11,016	11,610

Total assets	$1,954,444	$1,960,677

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$979,037	$944,347
FHLB advances	358,014	420,422
Repurchase agreements	363,000	343,000
Other borrowings	19,133	19,826
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	2,641	2,661
Accounts payable for land development	4,007	4,608
Accrued expenses and other liabilities	14,195	14,668

Total liabilities	1,786,420	1,795,925

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 shares issued; 12,043,790 and 12,036,553 shares outstanding	138	138
Additional paid-in capital	101,621	101,571
Treasury stock, at cost; 1,762,022 and 1,769,259 shares	(20,205)	(20,302)
Unearned Employee Stock Ownership Plan (ESOP) shares	(607)	(814)
Retained earnings	63,724	61,660
Accumulated other comprehensive income, net	23,771	22,658

Total ESB Financial Corporation’s stockholders’ equity	168,442	164,911
Noncontrolling interest	(418)	(159)

Total stockholders’ equity	168,024	164,752

Total liabilities and stockholders’ equity	$1,954,444	$1,960,677

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans receivable	$9,522	$10,007
Taxable securities available for sale	11,160	12,381
Tax free securities available for sale	1,438	1,299
Deposits with banks and federal funds sold	2	5

Total interest income	22,122	23,692

Interest expense:
Deposits	3,813	4,936
Borrowed funds	6,901	9,277
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	612	648

Total interest expense	11,326	14,861

Net interest income	10,796	8,831
Provision for loan losses	354	310

Net interest income after provision for loan losses	10,442	8,521

Noninterest income:
Fees and service charges	912	926
Net gain on sale of loans	3	52
Increase of cash surrender value of bank owned life insurance	186	236
Net realized loss on derivatives	(319)	(140)
Impairment losses on investment securities	(309)	—
(Loss) income from real estate joint ventures	(444)	143
Other	145	145

Total noninterest income	174	1,362

Noninterest expense:
Compensation and employee benefits	3,824	3,588
Premises and equipment	703	669
Federal deposit insurance premiums	478	323
Data processing	527	495
Amortization of intangible assets	108	129
Advertising	120	111
Other	915	934

Total noninterest expense	6,675	6,249

Income before income taxes	3,941	3,634
Provision for income taxes	820	597

Net income	3,121	3,037
Less: net (loss) income attributable to the noncontrolling interest	(259)	5

Net income attributable to ESB Financial Corporation	$3,380	$3,032

Net income per share
Basic	$0.28	$0.25
Diluted	$0.28	$0.25
Cash dividends declared per share	$0.10	$0.10
Weighted average shares outstanding	11,965,466	11,939,827
Weighted average shares and share equivalents outstanding	12,019,737	12,028,168

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2010 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2010	$138	$101,571	$(20,302)	$(814)	$61,660	$22,658	$(159)	$164,752

Comprehensive results:
Net income	—	—	—	—	3,380	—	(259)	3,121
Other comprehensive results, net	—	—	—	—	—	909	—	909
Reclassification adjustment	—	—	—	—	—	204	—	204

Total comprehensive results	—	—	—	—	3,380	1,113	(259)	4,234
Cash dividends at $0.10 per share	—	—	—	—	(1,197)	—	—	(1,197)
Purchase of treasury stock, at cost (7,888 shares)	—	—	(101)	—	—	—	—	(101)
Reissuance of treasury stock for stock option exercises (15,125 shares)	—	—	198	—	(119)	—	—	79
Compensation expense ESOP	—	106	—	207	—	—	—	313
Additional ESOP shares purchased	—	(78)	—	—	—	—	—	(78)
Tax effect of compensatory stock options	—	13	—	—	—	—	—	13
Accrued compensation expense MRP	—	9	—	—	—	—	—	9

Balance at March 31, 2010	$138	$101,621	$(20,205)	$(607)	$63,724	$23,771	$(418)	$168,024

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2010	2009
Operating activities:
Net income	$3,380	$3,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	223	218
Provision for loan losses	354	310
Amortization of premiums and accretion of discounts	449	573
Origination of loans available for sale	(228)	(4,410)
Proceeds from sale of loans available for sale	383	4,464
Gain on sale of loans available for sale	(3)	(52)
Impairment losses on investment securities	309	—
Amortization of intangible assets	108	129
Compensation expense on ESOP and MRP	322	276
Compensation expense on stock options	71	37
Increases in Bank owned life insurance	(186)	(236)
Decrease in accrued interest receivable	800	295
Increase in prepaid expenses and other assets	(1,392)	(598)
Increase in accrued expenses and other liabilities	172	1,337
Other	(269)	10

Net cash provided by operating activities	4,493	5,385

Investing activities:
Loan originations	(41,827)	(37,710)
Purchases of:
Securities available for sale	(54,006)	(44,385)
Interest rate cap contracts	—	(189)
Premises and equipment	(146)	(434)
Principal repayments of:
Loans receivable	43,258	39,816
Securities available for sale	55,159	43,125
Proceeds from the sale of:
Real estate acquired through foreclosure	259	2
Funding of real estate held for investment	(2,276)	(1,360)
Proceeds from real estate held for investment	3,450	1,132

Net cash provided by (used in) investing activities	3,871	(3)

Financing activities:
Net increase in deposits	34,690	15,261
Proceeds from long-term borrowings	42,993	60,684
Repayments of long-term borrowings	(70,000)	(70,236)
Net decrease in short-term borrowings	(16,094)	(6,594)
Proceeds received from exercise of stock options	92	71
Dividends paid	(1,204)	(1,212)
Payments to acquire treasury stock	(101)	(747)
Stock purchased by ESOP	(78)	(55)

Net cash used in financing activities	(9,702)	(2,828)

Net (decrease) increase in cash equivalents	(1,338)	2,554
Cash equivalents at beginning of period	16,300	18,893

Cash equivalents at end of period	$14,962	$21,447

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2010	2009
Supplemental information:

Interest paid	$11,164	$15,077
Income taxes paid	311	304

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	167	180
Dividends declared but not paid	1,204	1,191
Securities receivable	10,897	1,655

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

ESB Financial Corporation (the Company) is a publicly traded Pennsylvania thrift holding company. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries, which are ESB Bank (ESB or the Bank), THF, Inc. (THF), ESB Financial Services, Inc. (EFS) and AMSCO, Inc. (AMSCO). ESB is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank.

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in nine real estate joint ventures, all of which are owned 51% or greater by AMSCO. The Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2009, as contained in the Company’s 2009 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2010, the Company was doing business through 24 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Stock Based Compensation

During the three months ended March 31, 2010 and March 31, 2009, the Company recorded approximately $71,000 and $37,000, respectively, in compensation expense and a tax benefit of $4,800 and $3,300 respectively, related to its share-based compensation awards that are expected to vest in 2010. As of March 31, 2010, there was approximately $563,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

As required by GAAP, cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows.

Financial Instruments

When the Company establishes a derivative position, it is recorded in accordance with GAAP on the Consolidated Statement of Financial Condition as either assets or liabilities at fair value through adjustments to either the hedged items, accumulated other comprehensive income or current earnings. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate caps and interest rate swaps. There were seven interest rate cap contracts and two interest rate swap contracts outstanding as of March 31, 2010.

At March 31, 2010 there were seven interest rate cap contracts outstanding with notional amounts totaling $70.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

During the second and third quarters of fiscal 2009, the Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which become floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by GAAP. Therefore, consistent with the GAAP requirements and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income. Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Change in Variable Cash Flows Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Change in Variable Cash Flows Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under GAAP, will be done by using the change in the variable cash flows of the hedging derivative and the hedged exposure. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the cumulative change in fair value of the hedging derivative. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2010 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2010 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at March 31, 2010:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.29%	2/10/2018	—	$452
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.29%	2/10/2018	—	84

	$35,000					—	$536

*	Variable receive rate based upon contract rates in effect at March 31, 2010

Recent Accounting and Regulatory Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s financial position or results of operation.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in footnote 9 “Fair Value” and is currently evaluating the impact of the remaining disclosures.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company has presented the necessary disclosures in Footnote 9 “Fair Value”.

2. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2010:
Trust preferred securities	$46,976	$34	$(7,863)	$39,147
Municipal securities	150,523	5,009	(265)	155,267
Equity securities	1,018	294	(34)	1,278
Corporate bonds	84,481	4,342	(15)	88,808
Mortgage-backed securities	776,186	36,723	(662)	812,247

	$1,059,184	$46,402	$(8,839)	$1,096,747

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181
Mortgage-backed securities	793,714	34,322	(885)	827,151

	$1,071,735	$43,643	$(8,468)	$1,106,910

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

As of March 31, 2010

(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	9	$36,509	$7,863	9	$36,509	$7,863
Municipal securities	—	—	—	9	10,754	265	9	10,754	265
Equity Securities	—	—	—	3	330	34	3	330	34
Corporate bonds	—	—	—	1	3,779	15	1	3,779	15
Mortgage-backed securities	15	59,255	234	4	6,667	428	19	65,922	662

	15	$59,255	$234	26	$58,039	$8,605	41	$117,294	$8,839

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009:

As of December 31, 2009

(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	—	$—	$—	9	$37,608	$6,761	9	$37,608	$6,761
Municipal securities	1	2,222	54	13	16,336	508	14	18,558	562
Equity Securities	—	—	—	4	350	57	4	350	57
Corporate bonds	1	2,996	33	1	3,613	170	2	6,609	203
Mortgage-backed securities	13	53,402	494	5	10,289	391	18	63,691	885

	15	$58,620	$581	32	$68,196	$7,887	47	$126,816	$8,468

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the trust preferred securities and corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as other than temporary impairment losses, and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at March 31, 2010, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities, additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (OTTI) with formal reviews performed quarterly. Credit-related OTTI losses on individual securities were recognized during the first quarter in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $309,000 credit-related OTTI recognized during the first quarter 2010 consisted of $298,000 solely related to securities having a book value of $1.1 million, as well as $11,000 on one of the Company’s equity

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

investments in community banks that had experienced a decline in its market value for the last several quarters. There were no noncredit-related OTTI on these investments recognized in OCI during the first quarter.

One pooled trust preferred security has been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The total impairment for the security since December 2008 is $1.4 million leaving a remaining book value of $1.1 million. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that six of these financial institutions are currently deferring interest payments. In addition, two financial institutions have defaulted. Currently eight of the sixteen financial institutions are performing. All six financial institutions that are deferring interest payments as of March 2010 either lost money or broke even for the most recently reported quarter. Two of the six financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were six financial institutions (including four of the six deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. In addition, there is one institution that is not deferring interest payments but has a non-performing assets to loans plus real estate owned ratio greater than 30% and had a decrease in Tier 1 capital during the most recently reported quarter of approximately 2.00%.

Because of the subprime crisis current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s nine stand alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to the lack of liquidity for resale of this investment type and the absence of reliable pricing information. This method is described more fully in footnote nine, “Fair Value”.

The following table summarizes scheduled maturities of the Company’s securities as of March 31, 2010 and December 31, 2009 excluding equity securities which have no maturity dates:

(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	8.00%	$21,268	$22,142
Due from one year to five years	4.97%	65,601	68,498
Due from five to ten years	4.63%	110,027	116,570
Due after ten years	4.62%	861,270	888,259

	4.71%	$1,058,166	$1,095,469

(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	11.44%	$3,882	$4,145
Due from one year to five years	5.48%	68,954	71,716
Due from five to ten years	4.71%	126,635	132,081
Due after ten years	4.76%	871,489	898,061

	4.83%	$1,070,960	$1,106,003

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

	March 31,	December 31,
(Dollar amounts in thousands)	2010	2009
Mortgage loans:
Residential - single family	$328,130	$329,984
Residential - multi family	37,171	37,664
Commercial real estate	84,822	84,409
Construction	54,436	51,109

Subtotal mortgage loans	504,559	503,166

Other loans:
Consumer loans:
Home equity loans	72,277	73,195
Dealer auto and RV loans	55,084	56,876
Other loans	10,544	10,421
Commercial business	41,533	43,377

Subtotal other loans	179,438	183,869

Total Loans Receivable	683,997	687,035
Less:
Allowance for loan losses	6,135	6,027
Deferred loan fees and net discounts	(2,243)	(2,334)
Loans in process	10,961	11,955

Net Loans Receivable	$669,144	$671,387

Loans Held for Sale
Residential - single family	$49	$201

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	2010	2009
Balance, January 1,	$6,027	$6,006

Provision for loan losses	354	310

Charge offs	(272)	(222)

Recoveries	26	52

Balance March 31,	$6,135	$6,146

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

4. Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2010		December 31, 2009
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$71,512	7.3%	$68,404	7.2%
NOW account deposits	116,411	11.9%	110,379	11.8%
Money Market deposits	31,967	3.3%	32,256	3.4%
Passbook account deposits	131,830	13.5%	119,556	12.7%
Time deposits	627,317	64.0%	613,752	64.9%

	$979,037	100.0%	$944,347	100.0%

Time deposits mature as follows:

Within one year	$441,541	70.4%	$410,882	66.9%
After one year through two years	81,048	12.9%	120,073	19.6%
After two years through three years	59,441	9.5%	43,791	7.1%
After three years through four years	8,226	1.3%	6,953	1.1%
After four years through five years	33,740	5.4%	29,181	4.8%
Thereafter	3,321	0.5%	2,872	0.5%

	$627,317	100.0%	$613,752	100.0%

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

5. Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2010		December 31, 2009
	Weighted		Weighted
	average		average
	rate	Amount	rate	Amount
FHLB advances:
Due within 12 months	4.44%	$125,000	4.61%	$180,400
Due beyond 12 months but within 2 years	2.58%	52,550	2.87%	71,866
Due beyond 2 years but within 3 years	2.95%	21,755	2.80%	30,684
Due beyond 3 years but within 4 years	3.46%	100,265	3.71%	69,027
Due beyond 4 years but within 5 years	3.23%	37,876	3.24%	47,876
Due beyond 5 years	3.86%	20,568	3.86%	20,569

		$358,014		$420,422

Repurchase agreements:
Due within 12 months	2.06%	$28,000	2.02%	$28,000
Due beyond 12 months but within 2 years	2.98%	45,000	2.65%	20,000
Due beyond 2 years but within 3 years	3.42%	140,000	3.74%	75,000
Due beyond 3 years but within 4 years	3.45%	60,000	3.34%	120,000
Due beyond 4 years but within 5 years	3.37%	10,000	2.86%	20,000
Due beyond 5 years	4.38%	80,000	4.38%	80,000

		$363,000		$343,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.25%	$709	4.25%	$945

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	1,400	6.30%	1,400
Due beyond 5 years	6.30%	5,600	6.30%	5,600

		$12,600		$12,600

Treasury tax and loan note payable
Due within 12 months	—	$181	—	$135

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$5,643	3.75%	$6,146

Junior subordinated notes
Due beyond 5 years	5.44%	$46,393	5.44%	$46,393

Included in the $358.0 million of FHLB advances at March 31, 2010 is a $10.0 million convertible select advance. This advance resets to the three month LIBOR index plus a spread. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call this convertible select advance on the call date or quarterly thereafter. In addition, the Company has $20.0 million in structured FHLB advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate. Additionally, the Company has $20.0 in putable borrowings. The Company has the one-time option to terminate these advances on the put date. If the Company does not terminate these advances on the specified date, the rate remains the same for the remaining term.

Included in the $363.0 million of Repurchase Agreements (REPOs) are $80.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of $20.0 million of these structured REPOs are that the rate is fixed for the entire term of the REPO and the terms and conditions of $60.0 million of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $363.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. In addition, the Company has $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net income	$3,380	$3,032
Weighted-average common shares outstanding	11,965	11,940

Basic earnings per share	$0.28	$0.25

Weighted-average common shares outstanding	11,965	11,940
Common stock equivalents due to effect of stock options	55	88

Total weighted-average common shares and equivalents	12,020	12,028

Diluted earnings per share	$0.28	$0.25

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) 74,349 and 152,687 at March 31, 2010 and March 31, 2009, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 79,980 shares at $15.35 per diluted share expiring November 2013 and 83,710 shares at $14.50 per diluted share expiring November 2014 were outstanding as of March 31, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

7. Comprehensive Income

In accordance with GAAP the Company has developed the following table, which includes the tax effects of the components of other comprehensive income. Other comprehensive income consists of fair value adjustments on securities available for sale, realized gains or losses on securities available for sale, the net fair value adjustment on derivatives and the amortization of pension and post retirement benefits. Other comprehensive income and related tax effects for the indicated periods, consists of:

	Three Months	Three Months
	Ended	Ended
(Dollar amounts in thousands)	March 31, 2010	March 31, 2009
Net Income:	$3,121	$3,037
Other comprehensive income (loss)- net of tax
Fair value adjustment on securities available for sale, net of tax expense of $707 in 2010 and $2,264 in 2009.	1,372	4,395
Securities losses reclassified into earnings, net of tax benefit of $105 in 2010	204	—
Pension and postretirement amortization, net of tax expense of $16 in 2010 and $13 in 2009	31	26
Fair value adjustment on derivatives, net of tax benefit of $255 in 2010	(494)	—

Other comprehensive income - net of tax	1,113	4,421

Comprehensive income	4,234	7,458
Comprehensive loss (income) attributable to the noncontrolling interest	259	(5)

Comprehensive income attributable to ESB Financial Corporation	$4,493	$7,453

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

8. Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2010 the participants in the plan had credited service under the SERP ranging from 19 to 31 years.

The Company and the Bank have adopted the ESB Financial Corporation Directors’ Retirement Plan and entered into director retirement agreements with each director of the Company and the Bank. The plan provides that any retiring director with a minimum of five or more years of service with the Company or the Bank and a minimum of 10 total years of service, including years of service with any bank acquired by the Company or the Bank, that remains in continuous service as a board member until age 75 will be entitled to receive an annual retirement benefit equal to his or her director’s fees earned during the last full calendar year prior to his or her retirement date, multiplied by a ratio, ranging from 25% to 80%, based on the director’s total years of service. The maximum ratio of 80% of fees requires 20 or more years of service and the minimum ratio of 25% of fees requires 10 years of service. Retirement benefits may also be payable under the plan if a director retires from service as a director prior to attaining age 75. Three directors are currently receiving monthly benefits under the plan.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2010 and 2009:

(Dollar amounts in thousands)	SERP
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Components of net periodic pension cost

Service cost	$15	$12
Interest cost	31	26
Amortization of unrecognized gains and losses	14	8
Amortization of prior service cost	11	10

Net periodic pension cost	$71	$56

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Components of net periodic pension cost

Service cost	$6	$7
Interest cost	11	12
Amortization of prior service cost	22	22

Net periodic pension cost	$39	$41

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,540	$37,607	$39,147
Municipal securities	—	155,267	—	155,267
Equity securities	1,278	—	—	1,278
Corporate bonds	—	88,808	—	88,808
Mortgage backed securities	—	812,247	—	812,247

Total securities available for sale	$1,278	$1,057,862	$37,607	$1,096,747

Other Assets
Interest rate caps	$—	$654	$—	$654

Total other assets	$—	$654	$—	$654

Liabilities
Other Liabilities
Interest rate swaps	$—	$536	$—	$536

Total other liabilities	$—	$536	$—	$536

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,574	$39,003	$40,577
Municipal securities	—	150,094	—	150,094
Equity securities	907	—	—	907
Corporate bonds	—	88,181	—	88,181
Mortgage backed securities	—	827,151	—	827,151

Total securities available for sale	$907	$1,067,000	$39,003	$1,106,910

Other Assets
Interest rate caps	$—	$466	$—	$466
Interest rate swaps	—	213	—	213

Total other assets	$—	$679	$—	$679

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 30 to 150 basis points. Liquidity risk adjustments ranged from 30 to 95 basis points where the securities of the 10 largest banks in the United States are assigned 30 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $18.8 million or 49.9% of the $37.6 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended March 31, 2010 and 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale March 31,
	2010	2009
Beginning balance January 1,	$39,003	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	4	3
Net realized loss on securities available for sale	(298)	—
Included in other comprehensive income	(1,102)	(1,673)
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements	—	—

Ending balance, March 31,	$37,607	$36,541

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended March 31, 2010 and 2009 for Level III assets and liabilities that are still held at March 31, 2010 and 2009.

	Securities available for sale
	March 31,
	2010	2009
Interest income on securities	$4	$3
Net realized loss on securities available for sale	(298)	—

Total	$(294)	$3

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	As of March 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$916	$916
Loans held for sale	—	49	—	49
Real estate acquired through foreclosure	—	—	666	666
Servicing assets	—	—	26	26

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$1,039	$1,039
Loans held for sale	—	201	—	201
Real estate acquired through foreclosure	—	—	725	725
Servicing assets	—	—	29	29

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

Loan commitments – The fair value of loan commitments at March 31, 2010 and December 31, 2009 approximated the carrying value of those commitments at those dates.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted for trading purposes, and thus, the carrying value approximates fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at March 31, 2010 and December 31, 2009 approximated the cash surrender value of the policies at those dates.

Interest rate cap and interest rate swap contracts – Fair values of interest rate cap contracts are based on dealer quotes.

Deposits – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current market interest rates to a schedule of aggregated expected monthly maturities.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statements of financial condition as of the respective dates below:

(Dollar amounts in thousands)	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Cash and cash equivalents	$14,962	$14,962	$16,300	$16,300
Securities	1,096,747	1,096,747	1,106,910	1,106,910
Loans receivable and held for sale	669,193	689,842	671,588	690,024
Accrued interest receivable	9,512	9,512	10,312	10,312
FHLB stock	27,470	27,470	27,470	27,470
Bank owned life insurance	29,567	29,567	29,381	29,381
Interest rate cap contracts	654	654	466	466
Interest rate swap contracts	—	—	213	213

Financial liabilities:
Deposits	979,037	989,177	944,347	954,568
Borrowed funds	740,147	767,581	783,248	808,984
Junior subordinated notes	46,393	28,771	46,393	31,195
Advance payment by borrowers for taxes and insurance	2,641	2,641	2,661	2,661
Accrued interest payable	3,344	3,344	3,182	3,182
Interest rate swap contracts	536	536	—	—

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2010 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2009, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 24 branches.

During the three months ended March 31, 2010 the Company reported net income of $3.4 million, an increase of approximately $348,000, or 11.5%, over the same period last year. The Company realized a decrease to interest income of approximately $1.5 million over the same quarter last year. However, interest expense decreased by approximately $3.5 million during the same period. The result was an increase of $2.0 million in net interest income and an increase of 52 basis points to the Company’s net interest margin.

The increase in income for the quarter reflects management’s sustained efforts to manage the net interest margin during the recent difficult interest rate environment which included either a flat or inverted yield curve.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repurchase agreements (repo’s) with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin. During the three months ended March 31, 2010 the Company had approximately $70.0 million of wholesale borrowings maturing with a weighted average rate of 5.21% and an original call/maturity of 3.8 years. These borrowings were replaced during the three months ended March 31, 2010 with $43.0 million of borrowings with a weighted average rate of 2.89% and a weighted average call/maturity of 3.8 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.4 million for the three months ended March 31, 2010 as compared to $3.0 million for the same period in the prior year. The $348,000, or 11.5%, increase in net income for the quarter ended March 31, 2010 as compared to the same period in the prior year was primarily due to an increase in net interest income after provision for loan losses of $1.9 million and a decrease to the net income attributable to noncontrolling interest of $264,000, partially offset by a decrease in non-interest income of $1.2 million, as well as increases in non-interest expense and provision for income taxes of $426,000 and $223,000, respectively.

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

Net interest income increased $2.0 million, or 22.3%, to $10.8 million for the three months ended March 31, 2010, compared to $8.8 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $3.5 million, partially offset by a decrease in interest income of $1.6 million.

Interest income. Interest income decreased $1.6 million, or 6.6%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $485,000 and $1.1 million, respectively.

Interest earned on loans receivable decreased $485,000, or 4.9%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $21.2 million, or 3.0%, to $676.5 million for the three months ended March 31, 2010, compared to $697.8 million for the same period in the prior year, as well as a decrease in the yield on the portfolio of 11 basis points to 5.71% for the three months ended March 31, 2010, compared to 5.82% for the same period in the prior year.

Interest earned on securities decreased $1.1 million, or 7.9%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 4.99% for the three months ended March 31, 2010 from 5.26% for the three months ended March 31, 2009, as well as a decrease in the average balance of the securities portfolio of $20.7 million, or 1.9%, to $1.1 billion at March 31, 2010.

These changes are reflected in the quarterly rate volume tables presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $3.5 million, or 23.8%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.1 million, $2.4 million and $36,000, respectively.

Interest incurred on deposits decreased $1.1 million, or 22.8%, for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.74% from 2.43% for the quarters ended March 31, 2010 and 2009, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $65.4 million, or 7.9% to $888.7 million for the three months ended March 31, 2010, compared to $823.3 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.4 million, or 25.6%, for the three months ended March 31, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 3.65% from 4.28%, as well as a decrease in the average balance of $111.7 million, or 12.7%, for the quarters ended March 31, 2010 and 2009.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended March 31, 2010, the interest incurred on these borrowings decreased by $36,000, or 5.6%, due to a decrease in the cost of these funds to 5.35% from 5.67% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2010				2009
	Average		Yield /		Average		Yield /
	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$810,629	$9,765	4.82%		$928,195	$12,081	5.21%
Taxable corporate bonds available for sale	131,630	1,394	4.29%		45,804	300	2.66%
Tax-exempt securities available for sale	127,861	1,439	6.82	%(1)	116,772	1,299	6.74	%(1)

	1,070,120	12,598	4.99	%(1)	1,090,771	13,680	5.26	%(1)

Mortgage loans	492,879	7,003	5.68%		505,493	7,326	5.80%
Other loans	164,926	2,324	5.71%		171,084	2,473	5.86%
Tax-exempt loans	18,741	195	6.38	%(1)	21,191	208	6.03	%(1)

	676,546	9,522	5.71	%(1)	697,768	10,007	5.82	%(1)

Cash equivalents	13,284	2	0.06%		14,070	5	0.14%
FHLB stock	27,470	—	—		27,470	—	—

	40,754	2	0.02%		41,540	5	0.05%

Total interest-earning assets	1,787,420	22,122	5.15	%(1)	1,830,079	23,692	5.36	%(1)
Other noninterest-earning assets	174,082	—	—		152,041	—	—

Total assets	$1,961,502	$22,122	4.69	%(1)	$1,982,120	$23,692	4.95	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$268,158	$210	0.32%		$243,763	$178	0.30%
Time deposits	620,502	3,603	2.36%		579,491	4,758	3.33%

	888,660	3,813	1.74%		823,254	4,936	2.43%

FHLB advances	394,352	3,668	3.77%		507,026	5,812	4.65%
Repurchase Agreements	346,333	3,021	3.54%		335,083	3,213	3.89%
Other borrowings	26,341	212	3.26%		36,601	252	2.79%

	767,026	6,901	3.65%		878,710	9,277	4.28%

Preferred securities- fixed	36,083	528	5.93%		36,083	527	5.93%
Preferred securities- adjustable	10,310	84	3.30%		10,310	121	4.76%

	46,393	612	5.35%		46,393	648	5.67%

Total interest-bearing liabilities	1,702,079	11,326	2.70%		1,748,357	14,861	3.45%
Noninterest-bearing demand deposits	73,605	—	—		69,579	—	—
Other noninterest-bearing liabilities	16,614	—	—		19,798	—	—

Total liabilities	1,792,298	11,326	2.56%		1,837,734	14,861	3.28%
Stockholders’ equity	169,204	—	—		144,386	—	—

Total liabilities and equity	$1,961,502	$11,326	2.34%		$1,982,120	$14,861	3.04%

Net interest income		$10,796				$8,831

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.45	%(1)			1.91	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.58	%(1)			2.06	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2010 and 2009 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31, 2010 versus 2009 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(255)	$(827)	$(1,082)
Loans	(301)	(184)	(485)
Cash equivalents	—	(3)	(3)
FHLB stock	—	—	—

Total interest-earning assets	(556)	(1,014)	(1,570)

Interest expense:
Deposits	368	(1,490)	(1,122)
FHLB advances	(1,160)	(985)	(2,145)
Repurchase agreements	105	(297)	(192)
Other borrowings	(78)	38	(40)
Preferred securities	—	(36)	(36)

Total interest-bearing liabilities	(765)	(2,770)	(3,535)

Net interest income	$209	$1,756	$1,965

Provision for loan losses. The provision for loan losses increased $44,000 to $354,000 for the quarter ended March 31, 2010, compared to $310,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2010. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2010 amounted to $6.1 million, or 0.90% of the Company’s total loan portfolio, as compared to $6.0 million, or 0.88%, at December 31, 2009. The Company’s allowance for losses on loans as a percentage of non-performing loans was 125.31% and 147.58% at March 31, 2010 and December 31, 2009, respectively.

Non-interest income. Non-interest income decreased $1.2 million, or 87.2%, for the three months ended March 31, 2010 compared to the same period in the prior year. This decrease can be attributed to decreases in net gain on sale of loans, cash surrender value of BOLI and income from real estate joint ventures of $49,000, $50,000 and $587,000, respectively, as well as increases in net realized loss on derivatives and net realized loss on securities available for sale of $179,000 and $309,000, respectively.

Real estate joint venture income decreased $587,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. This decrease is the result of an impairment charge to land acquisition and development costs of approximately $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge was partially offset by increased sales over the same period last year.

Net realized loss on securities available for sale increased $309,000 for the three months ended March 31, 2010 compared to the same period in the prior year. The Company took impairment charges of approximately $298,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions, as well as $11,000 on one of its equity investments in community banks that had experienced a decline in its market value for the last several quarters.

Non-interest expense. Non-interest expense increased $426,000, or 6.8%, to $6.7 million for the three months ended March 31, 2010 as compared to $6.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and federal deposit insurance premiums of $236,000 and $155,000, respectively.

Compensation and employee benefits increased by $236,000, or 6.6%, to $3.8 million for the quarter ended March 31, 2010, as compared to the same quarter in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to the compensation expense related to stock options and the ESOP.

Federal deposit insurance premiums increased by $155,000 for the quarter ended March 31, 2010, as compared to the same quarter in the prior year. These increases are primarily due to increases in the quarterly rates assessed by the Federal Deposit Insurance Corporation as well as an increase in deposits.

Provision for income taxes. The provision for income taxes increased $223,000 to $820,000 for the three months ended March 31, 2010, compared to $597,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income between the quarters and reflects an effective tax rate of 19.5% for the quarter ended March 31, 2010 as compared to 16.4% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $6.2 million, or 0.3%, during the three month period to $1.95 billion at March 31, 2010. Cash and cash equivalents, securities available for sale, loans receivable, loans held for sale, accrued interest receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets decreased by $1.3 million, $10.2 million, $2.2 million, $152,000, $800,000, $80,000, $59,000, $1.8 million and $112,000, respectively. These decreases were partially offset by increases to prepaid expenses and other assets and bank owned life insurance of $10.3 million and $186,000, respectively. Total liabilities decreased $9.5 million, or 0.5%, to $1.79 billion at March 31, 2010 and stockholders’ equity increased $3.3 million, or 2.0%, to $168.0 million at March 31, 2010 as compared to $164.8 million at December 31, 2009. The decrease in total liabilities was primarily the result of decreases in borrowings, accrued expenses and other liabilities and accounts payable for land development of $43.1 million, $473,000 and $601,000, respectively, partially offset by increases in deposits of $34.7 million. The increase to stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $2.1 million and $1.1 million, respectively, and decreases in unearned employee stock ownership plan shares and treasury stock of $207,000 and $97,000, respectively, partially offset by a decrease in the non-controlling interest of $259,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $1.3 million, or 8.2%, to $15.0 million at March 31, 2010 from $16.3 million at December 31, 2009. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $10.2 million, or 0.9%, to $1.1 billion at March 31, 2010. During the three months ended March 31, 2010, the Company recorded purchases of available for sale securities of $54.0 million, consisting of purchases of fixed-rate mortgage backed securities of $36.5 million, adjustable-rate mortgage backed securities of $12.4 million, $4.9 million of municipal bonds and $254,000 of equity securities. The portfolio increased by $2.4 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting this increase were repayments and maturities of securities of $66.1 million, premium amortizations of $191,000 and realized losses of $309,000.

The Company’s investment strategy for 2010 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $155.0 million of wholesale borrowings with embedded interest rate caps totaling $180.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $70.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly impacting the income statement since 2008. In the first three months of 2010, this resulted in $319,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of March 31, 2010, the Company had securities with unrealized losses for greater than twelve months of $8.6 million, as more fully described in footnote two to the unaudited consolidated financial statements on page ten. Included in the $8.6 million was $7.9 million of unrealized losses attributed to the Company’s floating rate trust preferred securities. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $2.2 million, or 0.3%, to $669.1 million at March 31, 2010 from $671.4 million at December 31, 2009. Included in this decrease were decreases in other loans of $4.4 million, or 2.4%, partially offset by an increase in mortgage loans of $1.4 million, or 0.3%, and a decrease in allowance for loan losses, deferred loan fees and loans in process of a combined $795,000, or 5.1%, during the three months ended March 31, 2010.

Loans held for sale. Loans held for sale decreased $152,000, or 75.6%, at March 31, 2010. During the three month period the Company originated loans held for sale of approximately $228,000 and sold approximately $383,000, with a resulting gain of approximately $3,000.

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

Non-performing assets amounted to $5.7 million, or 0.29%, of total assets at March 31, 2010 compared to $5.0 million, or 0.25%, of total assets at December 31, 2009. The increase in non-performing assets of approximately $765,000 was primarily the result of increases in non-performing loans of $814,000 partially offset by a decrease in REO of $58,000. The $814,000 increase in non-performing loans was primarily due to increases in non-performing 1-4 family mortgages and commercial real estate of $966,000 and $59,000, respectively, partially offset by decreases in non-performing consumer and commercial loans of $54,000 and $157,000, respectively.

FHLB Stock. FHLB stock remained the same at $27.5 million at March 31, 2010 and December 31, 2009. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $1.8 million or 6.5%, to $25.7 million at March 31, 2010 from $27.5 million at December 31, 2009. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures as well as a $852,000 write down of land acquisition and development costs at one of the Company’s joint venture projects.

Intangible assets. Intangible assets decreased $112,000, or 8.5%, to $1.2 million at March 31, 2010 from $1.3 million at December 31, 2009. The decrease primarily resulted from normal amortization of the core deposit intangible of acquisitions. Amortization is expected to total $413,000, $332,000, $251,000, $170,000, $88,000 and $7,000 for the years 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Securities Receivable. Securities receivable increased $10.9 million, to $13.8 million at March 31, 2010 from $2.9 million at December 31, 2009. This account reflects recent payments of principal and interest on the securities portfolio that are due to the Company but not yet received. The increase is consistent with an overall increase in repayments on the securities portfolio.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $979.0 million, or 55.5%, of the Company’s total funding sources at March 31, 2010. Total deposits increased $34.7 million, or 3.7%, to $979.0 million at March 31, 2010 from $944.3 million at December 31, 2009. Interest-bearing demand deposits increased $18.0 million and time deposits increased $13.6 million, respectively, during the three months ended March 31, 2010, while non-interest bearing deposits increased approximately $3.1 million during the same period. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $43.1 million, or 5.2%, to $786.5 million at March 31, 2010 from $829.6 million at December 31, 2009. FHLB advances decreased $62.4 million, or 14.8%, repurchase agreements increased $20.0 million, or 5.8%, other borrowings decreased approximately $693,000, or 3.5%, while junior subordinated notes remained the same at $46.4 million during the three months ended March 31, 2010. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $601,000 to $4.0 million at March 31, 2010 from $4.6 million at December 31, 2009. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased by $473,000, or 3.2%, to $14.2 million at March 31, 2010 from $14.7 million at December 31, 2009. This decrease was due to decreases in various accrued and liability accounts.

Stockholders’ equity. Stockholders’ equity increased $3.3 million, or 2.0%, to $168.0 million at March 31, 2010 from $164.8 million at December 31, 2009. The increase to stockholders’ equity was primarily the result of increases to accumulated other comprehensive income and retained earnings of $1.1 million and $2.1 million, respectively, and decreases in unearned employee stock ownership plan shares of $207,000 and treasury stock of $97,000, partially offset by a decrease in the non-controlling interest of $259,000.

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

As of March 31, 2010, the implementation of these asset and liability initiatives resulted in the following: (i) $228.8 million or 28.2% of the Company’s portfolio of mortgage-backed securities were secured by ARMs; (ii) $202.1 million or 29.5% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $72.3 million or 20.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.6 years and (iv) the Company had $70.0 million in notional amount of interest rate caps and $155.0 million in structured borrowings with $180.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2010, the Company’s interest-earning assets maturing or repricing within one year totaled $653.2 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $770.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $117.6 million or a negative 6.0% of total assets. At March 31, 2010, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 84.7%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

Economic Value of Equity (EVE). EVE is the net present value of the Company’s existing assets and liabilities. EVE is expressed as a percentage of the value of equity to total assets. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, the Company strives to maintain the EVE increase or decrease to no more than approximately 50% of stockholders equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2010 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2010 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	2.38%	4.02%	(2.67)%	N/A
Return on average equity - increase (decrease)	3.99%	6.65%	(4.50)%	N/A
Diluted earnings per share - increase (decrease)	4.01%	6.90%	(4.65)%	N/A
EVE - increase (decrease)	(10.22)%	(20.31)%	(9.13)%	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2009 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2009 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2009 for the change in EVE:

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	2.31%	3.70%	(0.49)%	N/A
Return on average equity - increase (decrease)	3.85%	6.12%	(0.79)%	N/A
Diluted earnings per share - increase (decrease)	3.95%	6.30%	(0.76)%	N/A
EVE - increase (decrease)	(7.87)%	(19.35)%	(5.62)%	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $4.5 million for the quarter ended March 31, 2010. Net cash provided by operating activities was primarily comprised of net income of $3.4 million and slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $383,000 and origination of loans available for sale of $228,000.

Funds provided by investing activities totaled $3.8 million during the year ended March 31, 2010. Primary uses of funds included $41.8 million for loan originations, purchases of securities available for sale of $54.0 million as well as $2.3 million for funding of real estate held for investment. These uses were partially offset by sources of funds from repayments of loans and securities available for sale of $43.3 million and $55.2 million, respectively and proceeds from real estate held for investment $3.5 million.

Funds used in financing activities totaled $9.7 million for the year ended March 31, 2010. The primary uses of funds were for repayments of long and short term borrowings, funding dividends paid and the purchase of treasury stock of $46.1 million, $1.2 million and $101,000. Partially offsetting these uses were sources of funds including an increase in deposits and proceeds from long-term borrowings of $34.7 million and $3.0 million, respectively.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2010, the total approved loan commitments outstanding amounted to $6.7 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $85.5 million and the unadvanced portion of construction loans approximated $11.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $441.5 million.

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

On March 16, 2010 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 23, 2010, to shareholders of record at the close of business on March 31, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2010, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.5% and 14.2%, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2009 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 12, 2010. Management believes there have been no material changes in the Company’s market risk since December 31, 2009.

Item 4.	Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
January 1-31, 2010	—	$—	—	511,400
February 1-28, 2010	2,897	12.31	2,897	508,503
March 1-31, 2010	4,991	13.17	4,991	503,512

Totals	7,888	$12.85	7,888	503,512

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: May 10, 2010	By:	/S/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 10, 2010	By:	/S/ CHARLES P. EVANOSKI
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer