Form 10-Q
period 2010-06-30
ESB FINANCIAL CORP
filed 2010-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2010:

Common Stock, $0.01 par value	12,032,255 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$5,371	$5,894
Interest-earning deposits	25,657	10,390
Federal funds sold	14	16

Cash and cash equivalents	31,042	16,300
Securities available for sale; cost of $1,043,774 and $1,071,735	1,087,042	1,106,910
Loans receivable, net of allowance for loan losses of $6,258 and $6,027	667,713	671,387
Loans held for sale	227	201
Accrued interest receivable	9,965	10,312
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	13,365	13,043
Real estate acquired through foreclosure, net	653	725
Real estate held for investment	23,682	27,479
Goodwill	41,599	41,599
Intangible assets	1,097	1,313
Bank owned life insurance	29,755	29,381
Securities receivable	4,011	2,947
Prepaid expenses and other assets	10,067	11,610

Total assets	$1,947,688	$1,960,677

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$992,762	$944,347
FHLB advances	325,829	420,422
Repurchase agreements	363,000	343,000
Other borrowings	18,362	19,826
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	3,219	2,661
Accounts payable for land development	3,534	4,608
Accrued expenses and other liabilities	21,474	14,668

Total liabilities	1,774,573	1,795,925

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized;
13,805,812 shares issued;
12,039,315 and 12,036,553 shares outstanding	138	138
Additional paid-in capital	101,692	101,571
Treasury stock, at cost; 1,766,497 and 1,769,259 shares	(20,290)	(20,302)
Unearned Employee Stock Ownership Plan (ESOP) shares	(402)	(814)
Retained earnings	66,349	61,660
Accumulated other comprehensive income, net	26,012	22,658

Total ESB Financial Corporation’s stockholders’ equity	173,499	164,911
Noncontrolling interest	(384)	(159)

Total stockholders’ equity	173,115	164,752

Total liabilities and stockholders’ equity	$1,947,688	$1,960,677

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$9,475	$9,790	$18,997	$19,797
Taxable securities available for sale	10,457	12,065	21,617	24,446
Tax free securities available for sale	1,472	1,342	2,910	2,641
Deposits with banks and federal funds sold	3	5	5	10

Total interest income	21,407	23,202	43,529	46,894

Interest expense:
Deposits	3,601	4,490	7,414	9,426
Borrowed funds	6,389	8,792	13,290	18,069
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	613	635	1,225	1,283

Total interest expense	10,603	13,917	21,929	28,778

Net interest income	10,804	9,285	21,600	18,116
Provision for loan losses	200	206	554	516

Net interest income after provision for loan losses	10,604	9,079	21,046	17,600

Noninterest income:
Fees and service charges	987	971	1,899	1,897
Net gain on sale of loans	2	114	5	166
Increase of cash surrender value of bank owned life insurance	189	225	375	461
Net realized gain on securities available for sale	—	247	—	247
Total other-than-temporary impairment losses	(691)	(254)	(1,000)	(254)
Portion of loss recognized in other comprehensive income before taxes	419	—	419	—

Net impairment losses on investment securities	(272)	(254)	(581)	(254)
Net realized gain (loss) on derivatives	(414)	383	(733)	242
Income from real estate joint ventures	939	260	495	403
Other	154	157	298	303

Total noninterest income	1,585	2,103	1,758	3,465

Noninterest expense:
Compensation and employee benefits	3,832	3,570	7,656	7,158
Premises and equipment	604	583	1,307	1,252
Federal deposit insurance premiums	501	1,323	979	1,646
Data processing	531	544	1,058	1,039
Amortization of intangible assets	102	122	210	251
Advertising	161	154	281	265
Other	982	969	1,896	1,903

Total noninterest expense	6,713	7,265	13,387	13,514

Income before income taxes	5,476	3,917	9,417	7,551
Provision for income taxes	1,100	697	1,920	1,294

Net income	4,376	3,220	7,497	6,257
Less: net income attributable to the noncontrolling interest	407	94	148	99

Net income Attributable to ESB Financial Corporation	$3,969	$3,126	$7,349	$6,158

Net income per share
Basic	$0.33	$0.26	$0.61	$0.52
Diluted	$0.33	$0.26	$0.61	$0.51
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	11,983,347	11,938,938	11,974,458	11,939,379
Weighted average shares and share equivalents outstanding	12,059,638	12,045,089	12,039,739	12,036,625

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2010 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity

Balance at January 1, 2010	$138	$101,571	$(20,302)	$(814)	$61,660	$22,658	$(159)	$164,752

Comprehensive results:
Net income	—	—	—	—	7,349	—	148	7,497
Other comprehensive results, net	—	—	—	—	—	2,970	—	2,970
Reclassification adjustment	—	—	—	—	—	384	—	384

Total comprehensive results	—	—	—	—	7,349	3,354	148	10,851
Cash dividends at $0.20 per share	—	—	—	—	(2,393)	—	—	(2,393)
Purchase of treasury stock, at cost (34,497 shares)	—	—	(483)	—	—	—	—	(483)
Reissuance of treasury stock for stock option exercises (37,259 shares)	—	—	495	—	(267)	—	—	228
Compensation expense ESOP	—	152	—	412	—	—	—	564
Additional ESOP shares purchased	—	(78)	—	—	—	—	—	(78)
Tax effect of compensatory stock options	—	29	—	—	—	—	—	29
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(373)	(373)
Accrued compensation expense MRP	—	18	—	—	—	—	—	18

Balance at June 30, 2010	$138	$101,692	$(20,290)	$(402)	$66,349	$26,012	$(384)	$173,115

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income	$7,349	$6,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	444	441
Provision for loan losses	554	516
Amortization of premiums and accretion of discounts	1,163	1,128
Origination of loans available for sale	(455)	(15,479)
Proceeds from sale of loans available for sale	434	14,715
Gain on sale of loans available for sale	(5)	(166)
Net impairment loss recognized in earnings	581	7
Amortization of intangible assets	210	251
Compensation expense on ESOP and MRP	582	534
Compensation expense on stock options	142	74
Increases in bank owned life insurance	(375)	(461)
Decrease (increase) in accrued interest receivable	347	(23)
Increase in prepaid expenses and other assets	(441)	(6,827)
Decrease in deferred tax asset	1,697	3,853
Increase in accrued expenses and other liabilities	2,217	2,044
Gain on sale of real estate acquired through foreclosure	(55)	(1)
Other	394	715

Net cash provided by operating activities	14,783	7,479

Investing activities:
Loan originations	(81,377)	(73,539)
Purchases of:
Securities available for sale	(117,227)	(93,557)
Interest rate cap contracts	—	(189)
Premises and equipment	(769)	(1,431)
Principal repayments of:
Loans receivable	87,694	104,654
Securities available for sale	143,023	106,934
Proceeds from the sale of:
Securities available for sale	—	992
Real estate acquired through foreclosure	501	9
Funding of real estate held for investment	(4,504)	(5,269)
Proceeds from real estate held for investment	3,001	4,741

Net cash provided by investing activities	30,342	43,344

Financing activities:
Net increase in deposits	48,415	25,626
Proceeds from long-term borrowings	55,810	113,239
Repayments of long-term borrowings	(115,236)	(140,472)
Net decrease in short-term borrowings	(16,631)	(21,792)
Proceeds received from exercise of stock options	228	533
Dividends paid	(2,408)	(2,419)
Payments to acquire treasury stock	(483)	(2,490)
Stock purchased by ESOP	(78)	(56)

Net cash used in financing activities	(30,383)	(27,831)

Net increase in cash equivalents	14,742	22,993
Cash equivalents at beginning of period	16,300	18,893

Cash equivalents at end of period	$31,042	$41,886

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Six months ended
	June 30,
	2010	2009
Supplemental information:

Interest paid	$21,823	$29,016
Income taxes paid	2,313	1,732

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	387	219

Transfers from accrued expenses and other liabilities to deposits	—	2,600
Transfers from loans receivable to real estate held for investment	4,226	1,117
Dividends declared but not paid	1,204	1,204

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

The results of operations for the three and six month periods ended June 30, 2010 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2010, the Company was doing business through 24 full service banking branches, one loan production office and its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2010, the Company recorded approximately $71,000 and $142,000, respectively, in compensation expense and a tax benefit of $4,800 and $9,700, respectively, related to our share-based compensation awards that are expected to vest in 2010. During the three and six months ended June 30, 2009, the Company recorded approximately $37,000 and $74,000, respectively, in compensation expense and a tax benefit of $3,300 and $6,600, respectively, related to our share-based compensation awards that were expected to vest in 2009. As of June 30, 2010, there was approximately $458,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate caps and interest rate swaps. There were eight interest rate cap contracts and two interest rate swap contracts outstanding as of June 30, 2010.

At June 30, 2010 there were eight interest rate cap contracts outstanding with notional amounts totaling $80.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by GAAP. Therefore, consistent with the GAAP requirements and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income. Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Change in Variable Cash Flows Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Change in Variable Cash Flows Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under GAAP, will be done by using the change in the variable cash flows of the hedging derivative and the hedged exposure. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the cumulative change in fair value of the hedging derivative. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2010 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2010 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at June 30, 2010:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.53%	2/10/2018	—	$1,803
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.53%	2/10/2018	—	1,088

	$35,000					—	$2,891

*	Variable receive rate based upon contract rates in effect at June 30, 2010

Recent Accounting and Regulatory Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15,2010 or later and is not expected to have a significant impact on the Company’s financial statements.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

2. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2010:
Trust preferred securities	$46,849	$64	$(9,343)	$37,570
Municipal securities	155,483	5,506	(121)	160,868
Equity securities	1,232	240	(91)	1,381
Corporate bonds	97,578	3,903	(23)	101,458
Mortgage-backed securities	742,632	43,214	(81)	785,765

	$1,043,774	$52,927	$(9,659)	$1,087,042

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181
Mortgage-backed securities	793,714	34,322	(885)	827,151

	$1,071,735	$43,643	$(8,468)	$1,106,910

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010:

As of June 30, 2010

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust Preferred Securities	1	$550	$419	9	$35,452	$8,924	10	$36,002	$9,343

Municipal securities	—	—	—	7	7,808	121	7	7,808	121

Equity Securities	2	451	46	3	268	45	5	719	91

Corporate bonds	2	9,186	23	—	—	—	2	9,186	23

Mortgage-backed securities	—	—	—	3	4,548	81	3	4,548	81

	5	$10,187	$488	22	$48,076	$9,171	27	$58,263	$9,659

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009:

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

As of December 31, 2009

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize an other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the trust preferred securities and corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2010, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $272,000 credit-related OTTI recognized during the second quarter 2010 was related to a pooled trust preferred security having a book value of $969,000, a private-label mortgage-backed security having a book value of $2.0 million and approximately $157,000 in one of the Company’s equity investments in community banks that had experienced a decline in its market value for the last several quarters. There was non-credit related OTTI on these securities recognized in OCI during the second quarter of approximately $419,000.

One pooled trust preferred security has been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cashflow method to determine the amount of impairment. During this analysis, the Company determined that six of these financial institutions are currently deferring interest payments. In addition, two financial institutions have defaulted. Currently eight of the sixteen financial institutions are performing. All six financial institutions that are deferring interest payments as of June 2010 either lost money or broke even for the most recently reported quarter. Two of the six financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were six financial institutions (including four of the six deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. In addition, there is one institution that is not deferring interest payments but has a non-performing assets to loans plus real estate owned ratio greater than 30% and had a decrease in Tier 1 capital during the most recently reported quarter of approximately 9.0%.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Because of the subprime crisis, current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s nine stand alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to the lack of liquidity for resale of this investment type and the absence of reliable pricing information. This method is described more fully in footnote 9, “Fair Value”.

The following is a rollforward for the six months ended June 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(Dollars in thousands)	Total

Credit component of OTTI as of January 1, 2010	$—
Additions for credit-related OTTI charges on previously unimpaired securities	128
Additional increases as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	—

$128

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2010 and December 31, 2009 excluding equity securities which have no maturity dates:

	Available for sale as of June 30, 2010
	Weighted	Amortized	Fair
(Dollar amounts in thousands)	Average Yield	cost	value

Due in one year or less	7.96%	$21,350	$21,893
Due from one year to five years	4.72%	77,930	80,693
Due from five to ten years	4.61%	110,382	118,004
Due after ten years	4.45%	832,880	865,071

	4.56%	$1,042,542	$1,085,661

	Available for sale as of December 31, 2009
	Weighted	Amortized	Fair
(Dollar amounts in thousands)	Average Yield	cost	value

Due in one year or less	11.44%	$3,882	$4,145
Due from one year to five years	5.48%	68,954	71,716
Due from five to ten years	4.71%	126,635	132,081
Due after ten years	4.76%	871,489	898,061

	4.83%	$1,070,960	$1,106,003

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

3. Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

	June 30,	December 31,
(Dollar amounts in thousands)	2010	2009
Mortgage loans:
Residential - single family	$329,282	$329,984
Residential - multi family	36,931	37,664
Commercial real estate	82,556	84,409
Construction	59,468	51,109

Subtotal mortgage loans	508,237	503,166

Other loans:
Consumer loans:
Home equity loans	71,065	73,195
Dealer auto and RV loans	54,415	56,876
Other loans	10,763	10,421
Commercial business	40,046	43,377

Subtotal other loans	176,289	183,869

Total Loans Receivable	684,526	687,035
Less:
Allowance for loan losses	6,258	6,027
Deferred loan fees and net discounts	(2,216)	(2,334)
Loans in process	12,771	11,955

Net Loans Receivable	$667,713	$671,387

Loans Held for Sale
Residential - single family	$227	$201

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	2010	2009

Balance, January 1,	$6,027	$6,006

Provision for loan losses	554	516

Charge offs	(384)	(402)

Recoveries	61	75

Balance June 30,	$6,258	$6,195

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

4. Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands) Type of accounts	June 30, 2010		December 31, 2009
	Amount	%	Amount	%

Noninterest-bearing deposits	$74,840	7.5%	$68,404	7.2%
NOW account deposits	126,003	12.7%	110,379	11.8%
Money Market deposits	34,128	3.4%	32,256	3.4%
Passbook account deposits	136,323	13.7%	119,556	12.7%
Time deposits	621,468	62.7%	613,752	64.9%

	$992,762	100.0%	$944,347	100.0%

Time deposits mature as follows:

Within one year	$437,334	70.4%	$410,882	66.9%
After one year through two years	76,037	12.2%	120,073	19.6%
After two years through three years	59,305	9.5%	43,791	7.1%
After three years through four years	16,659	2.7%	6,953	1.1%
After four years through five years	28,643	4.6%	29,181	4.8%
Thereafter	3,490	0.6%	2,872	0.5%

	$621,468	100.0%	$613,752	100.0%

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

5. Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	June 30, 2010		December 31, 2009
	Weighted		Weighted
	average		average
(Dollar amounts in thousands)	rate	Amount	rate	Amount

FHLB advances:
Due within 12 months	4.10%	$100,000	4.61%	$180,400
Due beyond 12 months but within 2 years	2.67%	52,550	2.87%	71,866
Due beyond 2 years but within 3 years	3.58%	37,656	2.80%	30,684
Due beyond 3 years but within 4 years	3.33%	109,203	3.71%	69,027
Due beyond 4 years but within 5 years	3.64%	15,854	3.24%	47,876
Due beyond 5 years	3.63%	10,566	3.86%	20,569

		$325,829		$420,422

Repurchase agreements:
Due within 12 months	0.41%	$18,000	2.02%	$28,000
Due beyond 12 months but within 2 years	2.98%	45,000	2.65%	20,000
Due beyond 2 years but within 3 years	3.46%	160,000	3.74%	75,000
Due beyond 3 years but within 4 years	3.30%	50,000	3.34%	120,000
Due beyond 4 years but within 5 years	3.65%	20,000	2.86%	20,000
Due beyond 5 years	4.42%	70,000	4.38%	80,000

		$363,000		$343,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.25%	$472	4.25%	$945

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	1,400	6.30%	1,400
Due beyond 5 years	6.30%	5,600	6.30%	5,600

		$12,600		$12,600

Treasury tax and loan note payable
Due within 12 months	—	$183	—	$135

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$5,107	3.75%	$6,146

Junior subordinated notes
Due beyond 5 years	5.48%	$46,393	5.44%	$46,393

Included in the $325.8 million of FHLB advances at June 30, 2010 is a $10.0 million convertible select advance. This advance resets to the three month LIBOR index plus a spread. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call this convertible select advance on the call date or quarterly thereafter. In addition, the Company has $20.0 million in structured FHLB advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate. Additionally, the Company has $20.0 million in putable borrowings. The Company has the one-time option to terminate these advances on the put date. If the Company does not terminate these advances on the specified date, the rate remains the same for the remaining term.

Included in the $363.0 million of repurchase agreements (REPOs) are $90.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of $30.0 million of these structured REPOs are that the rate is fixed for the entire term of the REPO and the terms and conditions of $60.0 million of these structured REPOs are that the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

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

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the London Interbank Offer Rate Index (LIBOR) plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

$14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Net income	$3,969	$3,126

Weighted-average common shares outstanding	11,983	11,939

Basic earnings per share	$0.33	$0.26

Weighted-average common shares outstanding	11,983	11,939

Common stock equivalents due to effect of stock options	77	106

Total weighted-average common shares and equivalents	12,060	12,045

Diluted earnings per share	$0.33	$0.26

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Net income	$7,349	$6,158

Weighted-average common shares outstanding	11,974	11,939

Basic earnings per share	$0.61	$0.52

Weighted-average common shares outstanding	11,974	11,939

Common stock equivalents due to effect of stock options	66	98

Total weighted-average common shares and equivalents	12,040	12,037

Diluted earnings per share	$0.61	$0.51

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 74,349 and 152,687 at June 30, 2010 and June 30, 2009, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 79,830 shares at $15.35 per diluted share expiring November 2013 and 83,560 shares at $14.50 per diluted share expiring November 2014 were outstanding as of June 30, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Options to purchases 80,310 shares at $15.35 per diluted share expiring November 2013 and 84,040 shares at $14.50 per diluted share expiring November 2014 were outstanding as of June 30, 2009 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	Three Months	Three Months
	Ended	Ended
(Dollar amounts in thousands)	June 30, 2010	June 30, 2009

Net Income:	$4,376	$3,220

Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $1,990 in 2010, $1,592 in 2009.	3,863	3,079
Net securities losses (gains) reclassified into earnings, net of tax benefit (expense) of $92 in 2010 and ($2) in 2009.	180	(5)
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $142 in 2010	(277)	—
Pension and postretirement amortization, net of tax expense of $16 in 2010 and $13 in 2009.	30	26
Fair value adjustment on derivatives, net of tax (benefit) expense of $801 in 2010 and ($5) in 2009.	(1,555)	11

Other comprehensive income - net of tax	2,241	3,111

Comprehensive income	6,617	6,331
Comprehensive income attributable to the noncontrolling interest	(407)	(94)

Comprehensive income attributable to ESB Financial Corporation	$6,210	$6,237

	Six Months	Six Months
	Ended	Ended
(Dollar amounts in thousands)	June 30, 2010	June 30, 2009

Net Income:	$7,497	$6,257

Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $2,697 in 2010 and $3,850 in 2009.	5,235	7,473
Net securities losses (gains) reclassified into earnings, net of tax expense (benefit) of $198 in 2010 and ($2) in 2009.	384	(5)
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $142 in 2010	(277)	—
Pension and postretirement amortization, net of tax expense of $31 in 2010 and $27 in 2009.	61	52
Fair value adjustment on derivatives, net of tax (benefit) expense of ($1,055) in 2010 and $5 in 2009.	(2,049)	11

Other comprehensive income - net of tax	3,354	7,531

Comprehensive income	10,851	13,788
Comprehensive income attributable to the noncontrolling interest	(148)	(99)

Comprehensive income attributable to ESB Financial Corporation	$10,703	$13,689

8. Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company has adopted a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2010 the participants in the plan had credited service under the SERP ranging from 19 to 31 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2010 and 2009:

	SERP		SERP
(Dollar amounts in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Components of net periodic pension cost
Service cost	$15	$12	$30	$24
Interest cost	31	26	62	52
Amortization of unrecognized gains and losses	14	8	28	16
Amortization of prior service cost	11	10	22	20

Net periodic pension cost	$71	$56	$142	$112

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Components of net periodic pension cost
Service cost	$6	$7	$12	$14
Interest cost	11	12	22	24
Amortization of prior service cost	22	22	44	44

Net periodic pension cost	$39	$41	$78	$82

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,568	$36,002	$37,570
Municipal securities	—	160,868	—	160,868
Equity securities	1,381	—	—	1,381
Corporate bonds	—	101,458	—	101,458
Mortgage backed securities	—	785,765	—	785,765

Total securities available for sale	$1,381	$1,049,659	$36,002	$1,087,042

Other Assets
Interest rate caps	$—	$399	$—	$399

Total other assets	$—	$399	$—	$399

Liabilities
Other Liabilities
Interest rate swaps	$—	$2,891	$—	$2,891

Total other liabilities	$—	$2,891	$—	$2,891

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,574	$39,003	$40,577
Municipal securities	—	150,094	—	150,094
Equity securities	907	—	—	907
Corporate bonds	—	88,181	—	88,181
Mortgage backed securities	—	827,151	—	827,151

Total securities available for sale	$907	$1,067,000	$39,003	$1,106,910

Other Assets
Interest rate caps	$—	$466	$—	$466
Interest rate swaps	—	213	—	213

Total other assets	$—	$679	$—	$679

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 30 to 150 basis points. Liquidity risk adjustments ranged from 30 to 95 basis points where the securities of the 10 largest banks in the United States are assigned 30 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $18.2 million or 50.6% of the $36.0 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended June 30, 2010 and 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale June 30,
	2010	2009

Beginning balance January 1,	$39,003	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	7	7
Net realized loss on securities available for sale	(426)	(254)
Included in other comprehensive income	(2,582)	271
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements	—	—

Ending balance, June 30,	$36,002	$38,235

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended June 30, 2010 and 2009 for Level III assets and liabilities that are still held at June 30, 2010 and 2009.

	Securities available for sale June 30,
	2010	2009

Interest income on securities	$7	$7
Net realized loss on securities available for sale	(426)	(254)

Total	$(419)	$(247)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	As of June 30, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$765	$765
Loans held for sale	—	227	—	227
Real estate acquired through foreclosure	—	—	653	653
Servicing assets	—	—	23	23

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$1,039	$1,039
Loans held for sale	—	201	—	201
Real estate acquired through foreclosure	—	—	725	725
Servicing assets	—	—	29	29

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

Loan commitments – The fair value of loan commitments at June 30, 2010 and December 31, 2009 approximated the carrying value of those commitments at those dates.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted for trading purposes, and thus, the carrying value approximates fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at June 30, 2010 and December 31, 2009 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statements of financial condition as of the respective dates below:

	June 30, 2010		December 31, 2009
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$31,042	$31,042	$16,300	$16,300
Securities	1,087,042	1,087,042	1,106,910	1,106,910
Loans receivable and held for sale	667,940	696,818	671,588	690,024
Accrued interest receivable	9,965	9,965	10,312	10,312
FHLB stock	27,470	27,470	27,470	27,470
Bank owned life insurance	29,755	29,755	29,381	29,381
Interest rate cap contracts	399	399	466	466
Interest rate swap contracts	—	—	213	213

Financial liabilities:
Deposits	992,762	1,002,565	944,347	954,568
Borrowed funds	707,191	744,426	783,248	808,984
Junior subordinated notes	46,393	18,969	46,393	31,195
Advance payment by borrowers for taxes and insurance	3,219	3,219	2,661	2,661
Accrued interest payable	3,287	3,287	3,182	3,182
Interest rate swap contracts	2,891	2,891	—	—

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2010 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2010 the Company reported net income of $4.0 million, an increase of approximately $843,000, or 27.0%, over the same period last year. The Company realized a decrease to interest income of approximately $1.8 million over the same quarter last year. However, interest expense decreased by approximately $3.3 million during the same period. The result was an increase of $1.5 million in net interest income and an increase of 41 basis points to the Company’s net interest margin.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. Over the past two years the Company has been actively pursuing lower rate core deposits, and the effort is reflected in the deposit growth for the six months ended June 30, 2010. Additionally, the Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by the wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repurchase agreements (repo’s) with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin. During the six months ended June 30, 2010 the Company had approximately $115.0 million of wholesale borrowings maturing with a weighted average rate of 5.03% and an original call/maturity of 3.5 years. These borrowings were replaced during the six months ended June 30, 2010 with $55.8 million of borrowings with a weighted average rate of 2.89% and a weighted average call/maturity of 3.8 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.0 million for the three months ended June 30, 2010 as compared to $3.1 million for the same period in the prior year. The $843,000, or 27.0%, increase in net income for the quarter ended June 30, 2010 as compared to the same period in the prior year was primarily due to an increase in net interest income after provision for loan losses of $1.5 million and a decrease in non-interest expense of $552,000, partially offset by a decrease in non-interest income of $518,000 and increases in the net income attributable to noncontrolling interest and provision for income taxes of $313,000 and $403,000, respectively.

The Company recorded net income of $7.3 million for the six months ended June 30, 2010, as compared to net income of $6.2 million for the same period in the prior year. The $1.2 million, or 19.3% increase in net income for the six months ended June 30, 2010, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $3.4 million and a decrease in non-interest expense of $127,000, partially offset by a decrease in non-interest income of $1.7 million and increases in non-controlling interest and provision for income taxes of $49,000 and $626,000, respectively.

Net interest income. Net interest income, the primary source of revenue for the Company, is determined by the Company’s interest rate spread, which is defined as the difference between income on earning assets and the cost of funds supporting those assets, and the relative amounts of interest earning assets and interest bearing liabilities. Management periodically adjusts the mix of assets and liabilities, as well as the rates earned or paid on those assets and liabilities in order to manage and improve net interest income. The level of interest rates and changes in the amount and composition of interest earning assets and liabilities affect the Company’s net interest income. Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments, these being, extended low long-term interest rates, rapidly rising short-term interest rates as well as a sustained inverted yield curve, can cause sensitivity to the Company’s net interest income.

Net interest income increased $1.5 million, or 16.4%, to $10.8 million for the three months ended June 30, 2010, compared to $9.3 million for the same period in the prior year. This increase in net interest income was the result of an decrease in interest expense of $3.3 million, partially offset by a decrease in interest income of $1.8 million.

Net interest income increased by $3.5 million, or 19.2%, to $21.6 million for the six months ended June 30, 2010 compared to $18.1 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $6.8 million, partially offset by a decrease to interest income of $3.4 million.

Interest income. Interest income decreased $1.8 million, or 7.7%, for the three months ended June 30, 2010, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $315,000 and $1.5 million, respectively.

Interest earned on loans receivable decreased $315,000, or 3.2%, for the three months ended June 30, 2010, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 15 basis points to 5.66% for the three months ended June 30, 2010, compared to 5.81% for the same period in the prior year as well as a decrease in the average balance of loans outstanding of $5.5 million, or 0.8%, to $676.6 million for the three months ended June 30, 2010, compared to $682.1 million for the same period in the prior year.

Interest earned on securities decreased $1.5 million, or 11.0%, for the three months ended June 30, 2010, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 4.82% for the three months ended June 30, 2010 from 5.24% for the three months ended June 30, 2009, as well as a decrease in the average balance of the securities portfolio of $22.0 million, or 2.0%, to $1.1 billion at June 30, 2010.

Interest income decreased $3.4 million, or 7.2%, for the six months ended June 30, 2010, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $800,000 and $2.6 million, respectively.

Interest earned on loans receivable decreased $800,000, or 4.0%, for the six months ended June 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable of 12 basis points to 5.69% at June 30, 2010 from 5.81% at June 30, 2009 as well as a decrease in the average balance of loans outstanding of $13.4 million, or 1.9%, to $676.6 million for the six months ended June 30, 2010 as compared to $689.9 million for the same period in the prior year.

Interest earned on securities decreased $2.6 million, or 9.5%, for the six months ended June 30, 2010 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 35 basis points to 4.91% at June 30, 2010 as compared to 5.26% at June 30, 2009, as well as a decrease in the average balance of the securities portfolio of $21.3 million, or 2.0%, to $1.1 billion at June 30, 2010.

These changes are reflected in the quarterly and period to date rate volume tables presented below which depict that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $3.3 million, or 23.8%, for the three months ended June 30, 2010, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $889,000, $2.4 million and $22,000, respectively.

Interest incurred on deposits decreased $889,000, or 19.8%, for the three months ended June 30, 2010, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.58% from 2.17% for the quarters ended June 30, 2010 and 2009, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $87.4 million, or 10.6% to $915.6 million for the three months ended June 30, 2010, compared to $828.3 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.4 million, or 27.3%, for the three months ended June 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $134.9 million, or 15.9%, as well as a decrease in the cost of these funds to 3.58% from 4.14%, for the quarters ended June 30, 2010 and 2009.

Interest expense decreased $6.8 million, or 23.8%, for the six months ended June 30, 2010, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $2.0 million, $4.8 million and $58,000, respectively.

Interest incurred on deposits decreased $2.0 million, or 21.4%, for the six months ended June 30, 2010, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.66% from 2.30% for the six months ended June 30, 2010 and 2009, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $76.4 million, or 9.3%, to $902.2 million for the six months ended June 30, 2010, compared to $825.8 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $4.8 million, or 26.4%, for the six months ended June 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $123.3 million, or 14.2%, to $741.5 million for the six months ended June 30, 2010, compared to $864.8 million for the same period in the prior year, as well as a decrease in the cost of these funds between the periods to 3.61% from 4.21% for the periods ended June 30, 2010 and 2009.

In addition to the wholesale strategy at the Bank, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2010, the interest incurred on these borrowings decreased by $22,000, or 3.5%, due to a decrease in the cost of these funds to 5.31% from 5.49% for the same period in the prior year. During the six months ended June 30, 2010, the interest incurred on these borrowings decreased by $58,000, or 4.5%, due to a decrease in the cost of these funds to 5.32% from 5.58% for the same period in the prior year.

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

	Three months ended June 30,
	2010				2009
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$784,424	$9,010	4.59%		$857,150	$10,967	5.12%
Taxable corporate bonds available for sale	137,986	1,447	4.21%		98,361	1,098	4.48%
Tax-exempt securities available for sale	131,335	1,472	6.79	%(1)	120,230	1,342	6.77	%(1)

	1,053,745	11,929	4.82	%(1)	1,075,741	13,407	5.24	%(1)

Mortgage loans	494,656	7,006	5.67%		488,151	7,088	5.81%
Other loans	163,745	2,275	5.57%		174,685	2,500	5.74%
Tax-exempt loans	18,197	194	6.48	%(1)	19,281	202	6.37	%(1)

	676,598	9,475	5.66	%(1)	682,117	9,790	5.81	%(1)

Cash equivalents	13,837	3	0.09%		23,454	5	0.09%
FHLB stock	27,470	—	—		27,470	—	0.00%

	41,307	3	0.03%		50,924	5	0.04%

Total interest-earning assets	1,771,650	21,407	5.03	%(1)	1,808,782	23,202	5.31	%(1)
Other noninterest-earning assets	174,319	—	—		158,821	—	—

Total assets	$1,945,969	$21,407	4.58	%(1)	$1,967,603	$23,202	4.88	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$294,187	$248	0.34%		$255,623	$188	0.29%
Time deposits	621,457	3,353	2.16%		572,636	4,302	3.01%

	915,644	3,601	1.58%		828,259	4,490	2.17%

FHLB advances	334,062	3,000	3.60%		461,270	5,274	4.59%
Repurchase Agreements	363,000	3,181	3.51%		355,000	3,266	3.69%
Other borrowings	18,912	208	4.41%		34,620	252	2.92%

	715,974	6,389	3.58%		850,890	8,792	4.14%

Preferred securities- fixed	36,083	527	5.87%		36,083	528	5.87%
Preferred securities- adjustable	10,310	86	3.35%		10,310	107	4.16%

	46,393	613	5.31%		46,393	635	5.49%

Total interest-bearing liabilities	1,678,011	10,603	2.53%		1,725,542	13,917	3.23%

Noninterest-bearing demand deposits	76,875	—	—		69,620	—	—
Other noninterest-bearing liabilities	20,399	—	—		20,543	—	—

Total liabilities	1,775,285	10,603	2.40%		1,815,705	13,917	3.07%
Stockholders’ equity	170,684	—	—		151,898	—	—

Total liabilities and equity	$1,945,969	$10,603	2.19%		$1,967,603	$13,917	2.84%

Net interest income		$10,804				$9,285

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.50	%(1)			2.08	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.63	%(1)			2.22	%(1)

	Six months ended June 30,
	2010				2009
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$797,526	$18,774	4.71%		$876,233	$22,562	5.15%
Taxable corporate bonds available for sale	134,808	2,843	4.25%		88,522	1,884	4.29%
Tax-exempt securities available for sale	129,598	2,910	6.80	%(1)	118,501	2,641	6.76	%(1)

	1,061,932	24,527	4.91	%(1)	1,083,256	27,087	5.26	%(1)

Mortgage loans	493,767	14,009	5.67%		496,822	14,413	5.80%
Other loans	164,336	4,599	5.64%		172,885	4,973	5.80%
Tax-exempt loans	18,469	389	6.43	%(1)	20,236	411	6.21	%(1)

	676,572	18,997	5.69	%(1)	689,943	19,797	5.81	%(1)

Cash equivalents	13,560	5	0.07%		18,762	10	0.11%
FHLB stock	27,470	—	—		27,470	—	0.00%

	41,030	5	0.02%		46,232	10	0.04%

Total interest-earning assets	1,779,534	43,529	5.09	%(1)	1,819,431	46,894	5.33	%(1)
Other noninterest-earning assets	174,203	—	—		155,431	—	—

Total assets	$1,953,737	$43,529	4.64	%(1)	$1,974,862	$46,894	4.91	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$281,173	$457	0.33%		$249,693	$367	0.30%
Time deposits	620,980	6,957	2.26%		576,063	9,059	3.17%

	902,153	7,414	1.66%		825,756	9,426	2.30%

FHLB advances	364,207	6,667	3.69%		484,148	11,086	4.62%
Repurchase Agreements	354,667	6,202	3.53%		345,042	6,479	3.79%
Other borrowings	22,627	421	3.75%		35,611	504	2.85%

	741,501	13,290	3.61%		864,801	18,069	4.21%

Preferred securities- fixed	36,083	1,055	5.90%		36,083	1,055	5.90%
Preferred securities- adjustable	10,310	170	3.33%		10,310	228	4.46%

	46,393	1,225	5.32%		46,393	1,283	5.58%

Total interest-bearing liabilities	1,690,047	21,929	2.62%		1,736,950	28,778	3.34%

Noninterest-bearing demand deposits	75,240	—	—		69,600	—	—
Other noninterest-bearing liabilities	18,506	—	—		19,887	—	—

Total liabilities	1,783,793	21,929	2.48%		1,826,437	28,778	3.18%
Stockholders’ equity	169,944	—	—		148,425	—	—

Total liabilities and equity	$1,953,737	$21,929	2.26%		$1,974,862	$28,778	2.94%

Net interest income		$21,600				$18,116

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.47	%(1)			1.99	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.61	%(1)			2.14	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2010 and 2009 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended June 30, 2010 versus 2009 Increase (decrease) due to
	Volume	Rate	Total

Interest income:
Securities	$(270)	$(1,208)	$(1,478)
Loans	(79)	(236)	(315)
Cash equivalents	(2)	—	(2)
FHLB stock	—	—	—

Total interest-earning assets	(351)	(1,444)	(1,795)

Interest expense:
Deposits	438	(1,327)	(889)
FHLB advances	(1,279)	(995)	(2,274)
Repurchase agreements	72	(157)	(85)
Other borrowings	(142)	98	(44)
Preferred securities	—	(22)	(22)

Total interest-bearing liabilities	(911)	(2,403)	(3,314)

Net interest income	$560	$959	$1,519

(Dollar amounts in thousands)	Six months ended June 30, 2010 versus 2009 Increase (decrease) due to
	Volume	Rate	Total

Interest income:
Securities	$(525)	$(2,035)	$(2,560)
Loans	(380)	(420)	(800)
Cash equivalents	(2)	(3)	(5)
FHLB stock	—	—	—

Total interest-earning assets	(907)	(2,458)	(3,365)

Interest expense:
Deposits	811	(2,823)	(2,012)
FHLB advances	(2,442)	(1,977)	(4,419)
Repurchase agreements	177	(454)	(277)
Other borrowings	(215)	132	(83)
Preferred securities	—	(58)	(58)

Total interest-bearing liabilities	(1,669)	(5,180)	(6,849)

Net interest income	$762	$2,722	$3,484

Provision for loan losses. The provision for loan losses decreased a nominal $6,000 to $200,000 for the quarter ended June 30, 2010 and increased $38,000 to $554,000 for the six months ended June 30, 2010 as compared to $516,000 for the same period last year. These provisions were part of the normal operations of the Company for the second quarter and first six months of 2010. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2010 amounted to $6.3 million, or 0.91% of the Company’s total loan portfolio, as compared to $6.0 million, or 0.88%, at December 31, 2009. The Company’s allowance for losses on loans as a percentage of non-performing loans was 125.13% and 147.58% at June 30, 2010 and December 31, 2009, respectively.

Non-interest income. Non-interest income decreased $518,000, or 24.6%, for the three months ended June 30, 2010 compared to the same period in the prior year. The decrease to non-interest income was comprised of decreases to net gain on sale of loans, net surrender value of bank owned life insurance and net realized gain on sale of securities available for sale of $112,000, $36,000 and $247,000 respectively, as well as an increases in net realized loss on derivatives and impairment losses on securities of $797,000 and $18,000, respectively, partially offset by an increase in income from real estate joint ventures of $679,000.

Non-interest income decreased $1.7 million, or 49.2%, for the six months ended June 30, 2010 compared to the same period in the prior year. The $1.7 million decrease in non-interest income was comprised of decreases to net gain on sale of loans, net surrender value of bank owned life insurance and net realized gain on sale of securities of $161,000, $86,000 and $247,000, respectively, as well as increases in net realized loss on derivatives and impairment losses on investment securities of $975,000 and $327,000, respectively, partially offset by an increase to income from real estate joint ventures of $92,000.

Net gain on sale of loans held for sale decreased $112,000 and $161,000, for the quarter and six months ended June 30, 2010, respectively. During the six month period June 30, 2010 the Company originated loans held for sale of approximately $455,000 and sold approximately $434,000, as opposed to originations and sales of $15.5 million and $14.7 million, respectively for the six month period ended June 30, 2009.

Net realized gain on sale of securities available for sale decreased $247,000 for both the quarter and six months ended June 30, 2010. The Company has had no sales from the portfolio during 2010.

The Company had losses on derivatives during the quarter ended June 30, 2010 of $414,000 compared to gains in the same period in 2009 of $383,000. During the six months ended June 30, 2010 the Company had losses on derivatives of $733,000 compared to gains during the same period in 2009 of $242,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Impairment losses on investment securities increased $18,000 and $327,000 for the three and six months ended June 30, 2010 compared to the same periods in the prior year. The Company took impairment charges during the six months ended June 30, 2010 of approximately $426,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions, $115,000 on a collateralized mortgage obligation and $40,000 on two of its equity investments in community banks that had experienced a decline in its market value for the last several quarters.

Real estate joint venture income increased $679,000 and $92,000, respectively for the three and six months ended June 30, 2010 the same periods ended June 30, 2009. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first quarter of 2010, the Company took an impairment charge to land acquisition and development costs of $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge is partially offsetting the income recognized during the three and six months ended June 30, 2010.

Non-interest expense. Non-interest expense decreased $552,000, or 7.6%, to $6.7 million for the three months ended June 30, 2010 as compared to $7.3 million for the same period in the prior year. This decrease was primarily related to decreases in federal deposit insurance premiums of $822,000, partially offset by an increase in compensation and employee benefits of $262,000.

Non-interest expense decreased $127,000, or 0.9%, to $13.4 million for the six months ended June 30, 2010 as compared to $13.5 million for the same period in the prior year. This decrease was primarily related to decreases in federal deposit insurance premiums of $667,000, partially offset by an increase in compensation and employee benefits of $498,000.

Compensation and employee benefits increased by $262,000, or 7.3%, and $498,000, or 7.0%, for the quarter and six months ended June 30, 2010, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to the compensation expense related to stock options and the ESOP.

Federal deposit insurance premiums decreased by $822,000 and $667,000 for the quarter and six months ended June 30, 2010, as compared to the same periods in the prior year. The quarter and six months ended June 30, 2009, included a special assessment from the FDIC of approximately $900,000.

Provision for income taxes. The provision for income taxes increased $403,000 to $1.1 million for the three months ended June 30, 2010, compared to $697,000 for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income between the quarters and reflects an effective tax rate of 21.7% for the quarter ended June 30, 2010 as compared to 18.2% for the same period in the prior year.

The provision for income taxes increased $626,000 to $1.9 million for the six months ended June 30, 2010, compared to $1.3 million for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income and reflects an effective tax rate of 20.7% for the six months ended June 30, 2010 as compared to 17.4% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $13.0 million, or 0.7%, to $1.95 billion at June 30, 2010 from $1.96 billion at December 31, 2009. This decrease during the period resulted primarily from decreases to securities available for sale, loans receivable and real estate held for investment of $19.9 million, or 1.8%, $3.7 million, or 0.5% and $3.8 million, or 13.8%, respectively, partially offset by an increase in cash and cash equivalents of $14.7 million, or 90.4%. Total non-performing assets increased to $5.8 million at June 30, 2010 compared to $5.0 million at December 31, 2009 and non-performing assets to total assets were 0.30% at June 30, 2010 compared to 0.25% at December 31, 2009. The increase to non-performing assets was primarily due to an increase in the non-performing single family real estate loans. The Company’s total liabilities decreased $21.4 million, or 1.2%, to $1.77 billion at June 30, 2010. This decrease resulted primarily from a decrease to borrowings of $76.1 million, or 9.2%, partially offset by an increase to deposits of $48.4 million, or 5.1%. Total stockholders’ equity increased $8.4 million, or 5.1%, to $173.1 million at June 30, 2010, from $164.8 million at December 31, 2009. The increase to stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $121,000, $4.7 million and $3.4 million, respectively, and a decrease in unearned employee stock ownership plan of $412,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $14.7 million, or 90.4%, to $31.0 million at June 30, 2010 from $16.3 million at December 31, 2009. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $19.9 million, or 1.8%, to $1.1 billion at June 30, 2010. During the six months ended June 30, 2010, the Company recorded purchases of available for sale securities of $117.2 million, consisting of purchases of fixed-rate mortgage backed securities of $76.4 million, adjustable-rate mortgage backed securities of $17.5 million, $9.8 million of municipal bonds, $13.0 million of corporate bonds and $497,000 of equity securities. The portfolio increased by $8.1 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were repayments and maturities of securities of $143.0 million, premium amortizations of $520,000 and realized losses of $581,000.

The Company’s investment strategy for 2010 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $165.0 million of wholesale borrowings with embedded interest rate caps totaling $190.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $80.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first six months of 2010, this resulted in $733,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of June 30, 2010, the Company had securities with unrealized losses for greater than twelve months of $9.2 million, as more fully described in footnote 2 “Securities”. Included in the $9.2 million was $8.9 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $3.7 million, or 0.5%, to $667.7 million at June 30, 2010 from $671.4 million at December 31, 2009. Included in this decrease were decreases in commercial business loans of $3.3 million, or 7.7% and consumer loans of $4.2 million, or 3.0%, partially offset by an increase in mortgage loans of $5.1 million, or 1.0%. Additionally the portfolio is affected by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $1.2 million, or 7.5%, during the six months ended June 30, 2010.

Loans held for sale. Loans held for sale increased $26,000, or 12.9%, at June 30, 2010. During the six month period the Company originated loans held for sale of approximately $455,000 and sold approximately $434,000, with a resulting gain of approximately $5,000.

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

Non-performing assets amounted to $5.8 million, or 0.30%, of total assets at June 30, 2010 compared to $5.0 million, or 0.25%, of total assets at December 31, 2009. The increase in non-performing assets of approximately $842,000 was primarily the result of increases in non-performing loans of $920,000 partially offset by a decrease in REO of $72,000. The $920,000 increase in non-performing loans was primarily due to increases in non-performing 1-4 family mortgages of $1.2 million, partially offset by decreases in non-performing commercial real estate and commercial loans of $179,000 and $106,000, respectively.

FHLB Stock. FHLB stock remained the same at $27.5 million at June 30, 2010 and December 31, 2009. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $3.8 million or 13.8%, to $23.7 million at June 30, 2010 from $27.5 million at December 31, 2009. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures. Additionally the Company incurred a write down of $852,000 in the first quarter, on land acquisition and development costs at one of the Company’s joint venture projects located in Butler County. The plans for the project are to develop 100 acres of land in two phases. Phase one of the project will develop 48 single family lots and construct single family detached homes. The plans for Phase II are to develop 76 quadplex units. As a result of sales in the project being lower than projected, the Company ordered an appraisal on the project. The results of that appraisal indicated a decline in the value of the property and therefore the write down was deemed necessary by the Company.

Intangible assets. Intangible assets decreased $216,000, or 16.5%, to $1.1 million at June 30, 2010 from $1.3 million at December 31, 2009. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $413,000, $332,000, $251,000, $170,000, $88,000 and $7,000 for the years 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $992.8 million, or 56.9%, of the Company’s total funding sources at June 30, 2010. Total deposits increased $48.4 million, or 5.1%, to $992.8 million at June 30, 2010 from $944.3 million at December 31, 2009. Interest-bearing demand deposits increased $34.3 million and time deposits increased $7.7 million, respectively, during the six months ended June 30, 2010, while non-interest bearing deposits increased approximately $6.4 million during the same period. The increase to interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $76.1 million, or 9.2%, to $753.6 million at June 30, 2010 from $829.6 million at December 31, 2009. FHLB advances decreased $94.6 million, or 22.5%, repurchase agreements increased $20.0 million, or 5.8%, other borrowings decreased approximately $1.5 million or 7.4%, while junior subordinated notes remained the same at $46.4 million during the six months ended June 30, 2010. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased by $1.1 million to $3.5 million at June 30, 2010 from $4.6 million at December 31, 2009. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $6.8 million, or 46.4%, to $21.5 million at June 30, 2010 from $14.7 million at December 31, 2009. This increase was primarily due to the market value fluctuation on the Company’s interest rate swaps as well as increases in various accrued and liability accounts.

Stockholders’ equity. Stockholders’ equity increased $8.4 million, or 5.1%, to $173.1 million at June 30, 2010 from $164.8 million at December 31, 2009. The increase to stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $121,000, $4.7 million and $3.4 million, respectively, and a decrease in unearned employee stock ownership plan of $412,000.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans; (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and; (iv) the purchase of off-balance sheet interest rate caps and structured borrowings with embedded caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of June 30, 2010, the implementation of these asset and liability initiatives resulted in the following: (i) $208.4 million or 26.5% of the Company’s portfolio of mortgage-backed securities were secured by ARMs; (ii) $204.5 million or 29.9% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $68.1 million or 19.3% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.7 years and (iv) the Company had $80.0 million in notional amount of interest rate caps and $165.0 million in structured borrowings with $190.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2010, the Company’s interest-earning assets maturing or repricing within one year totaled $678.6 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $743.0 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $64.4 million or a negative 3.3% of total assets. At June 30, 2010, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 91.3%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The Company has established the following guidelines for assessing interest rate risk:

Net interest income simulation: Given a 200 basis point parallel and gradual increase or decrease in market interest rates, the Company strives to maintain the change in net interest income to no more than approximately 10% for a one-year period.

Economic Value of Equity (EVE): EVE is the net present value of the Company’s existing assets and liabilities. EVE is expressed as a percentage of the value of equity to total assets. Given a 200 basis point immediate and permanent increase or decrease in market interest rates, the Company strives to maintain the EVE increase or decrease to no more than approximately 50% of stockholders equity.

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2010 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2010 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income - increase (decrease)	2.84%	4.97%	(2.59%)	N/A

Return on average equity - increase (decrease)	4.96%	8.69%	(5.17%)	N/A

Diluted earnings per share - increase (decrease)	5.12%	8.99%	(4.77%)	N/A

EVE - increase (decrease)	(7.02%)	(20.00%)	(14.70%)	N/A

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

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income - increase (decrease)	2.31%	3.70%	(0.49%)	N/A

Return on average equity - increase (decrease)	3.85%	6.12%	(0.79%)	N/A

Diluted earnings per share - increase (decrease)	3.95%	6.30%	(0.76%)	N/A

EVE - increase (decrease)	(7.87%)	(19.35%)	(5.62%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $14.8 million for the six months ended June 30, 2010. Net cash provided by operating activities was primarily comprised of net income of $7.3 million and slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $434,000 and origination of loans available for sale of $455,000.

Funds provided by investing activities totaled $30.3 million during the year ended June 30, 2010. Primary sources of funds were from repayments of loans and securities available for sale of $87.7 million and $143.0 million, respectively and proceeds from real estate held for investment of $3.0 million. These sources were partially offset by uses of funds including $81.3 million for loan originations, purchases of securities available for sale of $117.2 million as well as $4.5 million for funding of real estate held for investment.

Funds used in financing activities totaled $30.4 million for the six months ended June 30, 2010. The primary uses of funds were for repayments of long and short term borrowings, payment of dividends and the purchase of treasury stock of $131.9 million, $2.4 million and $483,000, respectively. Partially offsetting these uses were sources of funds including an increase in deposits and proceeds from long-term borrowings of $48.4 million and $55.8 million, respectively.

The Company’s primary sources of funds are deposits, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations and funds obtained through the FHLB advances and other borrowings. At June 30, 2010, the total approved loan commitments outstanding amounted to $3.2 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $82.2 million and the unadvanced portion of construction loans approximated $12.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2010 totaled $437.3 million.

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

On June 16, 2010 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 23, 2010, to shareholders of record at the close of business on June 30, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2010, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.8% and 15.3%, respectively.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. During the quarter ended June 30, 2010 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable
(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2010	22,299	$14.47	22,299	481,213
May 1-31, 2010	3,488	13.83	3,488	477,725
June 1-30, 2010	822	13.16	822	476,903

Totals	26,609	$14.35	26,609	476,903

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: August 9, 2010	By:	/S/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 9, 2010	By:	/S/ CHARLES P. EVANOSKI
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer