Form 10-Q
period 2010-09-30
ESB FINANCIAL CORP
filed 2010-11-08
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2010:

Common Stock, $0.01 par value	12,032,799 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$6,309	$5,894
Interest-earning deposits	31,072	10,390
Federal funds sold	12	16

Cash and cash equivalents	37,393	16,300
Securities available for sale; cost of $1,036,014 and $1,071,735	1,079,351	1,106,910
Loans receivable, net of allowance for loan losses of $6,377 and $6,027	660,492	671,387
Loans held for sale	84	201
Accrued interest receivable	9,350	10,312
Federal Home Loan Bank (FHLB) stock	27,470	27,470
Premises and equipment, net	13,748	13,043
Real estate acquired through foreclosure, net	1,639	725
Real estate held for investment	24,914	27,479
Goodwill	41,599	41,599
Intangible assets	991	1,313
Bank owned life insurance	29,927	29,381
Securities receivable	3,050	2,947
Prepaid expenses and other assets	9,527	11,610

Total assets	$1,939,535	$1,960,677

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$1,003,412	$944,347
FHLB advances	309,393	420,422
Repurchase agreements	363,000	343,000
Other borrowings	16,302	19,826
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	1,313	2,661
Accounts payable for land development	3,696	4,608
Accrued expenses and other liabilities	21,347	14,668

Total liabilities	1,764,856	1,795,925

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 13,805,812 shares issued; 12,039,315 and 12,036,553 shares outstanding	138	138
Additional paid-in capital	101,751	101,571
Treasury stock, at cost; 1,766,497 and 1,769,259 shares	(20,385)	(20,302)
Unearned Employee Stock Ownership Plan (ESOP) shares	(200)	(814)
Retained earnings	68,594	61,660
Accumulated other comprehensive income, net	25,086	22,658

Total ESB Financial Corporation’s stockholders’ equity	174,984	164,911
Noncontrolling interest	(305)	(159)

Total stockholders’ equity	174,679	164,752

Total liabilities and stockholders’ equity	$1,939,535	$1,960,677

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans receivable	$9,367	$9,733	$28,364	$29,530
Taxable securities available for sale	10,246	11,797	31,863	36,243
Tax free securities available for sale	1,510	1,362	4,420	4,003
Deposits with banks and federal funds sold	5	6	10	16

Total interest income	21,128	22,898	64,657	69,792

Interest expense:
Deposits	3,470	4,333	10,884	13,759
Borrowed funds	6,075	8,186	19,365	26,255
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	619	622	1,844	1,905

Total interest expense	10,164	13,141	32,093	41,919

Net interest income	10,964	9,757	32,564	27,873
Provision for loan losses	550	236	1,104	752

Net interest income after provision for loan losses	10,414	9,521	31,460	27,121

Noninterest income:
Fees and service charges	1,019	1,052	2,918	2,949
Net gain on sale of loans	10	25	15	191
Increase of cash surrender value of bank owned life insurance	171	227	546	688
Net realized gain on securities available for sale	—	—	—	246
Total other-than-temporary impairment losses	(454)	(210)	(1,455)	(463)
Portion of loss recognized in other comprehensive income before taxes	35	—	454	—

Net impairment losses on investment securities	(419)	(210)	(1,001)	(463)
Net realized gain (loss) on derivatives	(303)	(154)	(1,036)	88
Income from real estate joint ventures	511	215	1,006	618
Other	147	166	445	469

Total noninterest income	1,136	1,321	2,893	4,786

Noninterest expense:
Compensation and employee benefits	4,092	3,597	11,748	10,755
Premises and equipment	615	586	1,922	1,838
Federal deposit insurance premiums	449	450	1,428	2,096
Data processing	561	538	1,619	1,577
Amortization of intangible assets	102	122	312	373
Advertising	135	142	416	407
Other	1,235	979	3,131	2,882

Total noninterest expense	7,189	6,414	20,576	19,928

Income before income taxes	4,361	4,428	13,777	11,979
Provision for income taxes	695	848	2,615	2,142

Net income	3,666	3,580	11,162	9,837
Less: net income attributable to the noncontrolling interest	201	74	349	173

Net income Attributable to ESB Financial Corporation	$3,465	$3,506	$10,813	$9,664

Net income per share
Basic	$0.29	$0.29	$0.90	$0.81
Diluted	$0.29	$0.29	$0.90	$0.80
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
Weighted average shares outstanding	11,996,241	11,940,076	11,981,798	11,939,619
Weighted average shares and share equivalents outstanding	12,071,182	12,035,005	12,050,299	12,036,093

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2010 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2010	$138	$101,571	$(20,302)	$(814)	$61,660	$22,658	$(159)	$164,752
Comprehensive results:
Net income	—	—	—	—	10,813	—	349	11,162
Other comprehensive results, net	—	—	—	—	—	1,768	—	1,768
Reclassification adjustment	—	—	—	—	—	660	—	660

Total comprehensive results	—	—	—	—	10,813	2,428	349	13,590
Cash dividends at $0.30 per share	—	—	—	—	(3,589)	—	—	(3,589)
Purchase of treasury stock, at cost (46,191 shares)	—	—	(647)	—	—	—	—	(647)
Reissuance of treasury stock for stock option exercises (42,437 shares)	—	—	564	—	(290)	—	—	274
Compensation expense ESOP	—	308	—	614	—	—	—	922
Additional ESOP shares purchased	—	(189)	—	—	—	—	—	(189)
Tax effect of compensatory stock options	—	35	—	—	—	—	—	35
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(495)	(495)
Accrued compensation expense MRP	—	26	—	—	—	—	—	26

Balance at September 30, 2010	$138	$101,751	$(20,385)	$(200)	$68,594	$25,086	$(305)	$174,679

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income	$11,162	$9,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	681	676
Provision for loan losses	1,104	752
Amortization of premiums and accretion of discounts	1,650	1,601
Origination of loans available for sale	(1,562)	(17,612)
Proceeds from sale of loans available for sale	1,694	17,547
Gain on sale of loans available for sale	(15)	(191)
Other than temporary impairment on securities available for sale	1,001	463
Gain on sale of securities available for sale	—	(246)
Amortization of intangible assets	312	373
Compensation expense on ESOP and MRP	948	814
Compensation expense on stock options	212	112
Increases in bank owned life insurance	(546)	(688)
Decrease in accrued interest receivable	962	309
Increase in deferred tax liability	(379)	802
Increase in prepaid expenses and other assets	(103)	(3,957)
Increase in accrued expenses and other liabilities	3,101	4,117
Gain on sale of real estate acquired through foreclosure	99	44
Writedown of real estate held for investment	852	—
Other	(1,707)	(1,438)

Net cash provided by operating activities	19,466	13,315

Investing activities:
Loan originations	(132,584)	(125,392)
Purchases of:
Securities available for sale	(165,951)	(151,251)
Interest rate cap contracts	—	(189)
Premises and equipment	(1,389)	(2,008)
Principal repayments of:
Loans receivable	145,025	146,272
Securities available for sale	199,995	162,692
Proceeds from the sale of:
Securities available for sale	—	992
Real estate acquired through foreclosure	420	8
Funding of real estate held for investment	(8,984)	(6,830)
Proceeds from real estate held for investment	4,757	6,141

Net cash provided by investing activities	41,289	30,435

Financing activities:
Net increase in deposits	59,065	49,138
Proceeds from long-term borrowings	79,375	165,956
Repayments of long-term borrowings	(156,872)	(213,788)
Net decrease in short-term borrowings	(17,056)	(22,764)
Proceeds received from exercise of stock options	274	767
Dividends paid	(3,612)	(3,623)
Payments to acquire treasury stock	(647)	(2,642)
Stock purchased by ESOP	(189)	(56)

Net cash used in financing activities	(39,662)	(27,012)

Net increase in cash equivalents	21,093	16,738
Cash equivalents at beginning of period	16,300	18,893

Cash equivalents at end of period	$37,393	$35,631

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2010 and 2009 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2010	2009
Supplemental information:
Interest paid	$31,798	$42,487
Income taxes paid	3,379	2,385
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	1,508	245
Transfers from securities to deferred tax asset - FASB 115	1,204	1,813
Transfers from loans receivable to real estate held for investment	5,028	1,305
Dividends declared but not paid	1,196	1,190

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

The results of operations for the three and nine month periods ended September 30, 2010 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2010, the Company was doing business through 24 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2010, the Company recorded approximately $71,000 and $212,000, respectively, in compensation expense and a tax benefit of approximately $5,000 and $15,000 respectively, related to its share-based compensation awards that are expected to vest in 2010. During the three and nine months ended September 30, 2009, the Company recorded approximately $37,000 and $112,000, respectively, in compensation expense and a tax benefit of approximately $3,000 and $10,000 respectively, related to its share-based compensation awards that were expected to vest in 2009. As of September 30, 2010, there was approximately $404,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate caps and interest rate swaps. There were nine interest rate cap contracts and two interest rate swap contracts outstanding as of September 30, 2010.

At September 30, 2010 there were nine interest rate cap contracts outstanding with notional amounts totaling $90.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income. Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Change in Variable Cash Flows Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Change in Variable Cash Flows Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under GAAP, will be done by using the change in the variable cash flows of the hedging derivative and the hedged exposure. That is, the swap will be recorded at fair value on the consolidated statement of financial condition and other comprehensive income will be adjusted to an amount that reflects the cumulative change in fair value of the hedging derivative. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2010 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2010 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2010:

	Notional Amount	Effective Date	Pay Rate	Receive Rate (*)	Maturity Date	Unrealized
(Dollars in thousands)						Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.53%	2/10/2018	—	$2,675
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.53%	2/10/2018	—	1,734

	$35,000					—	$4,409

*	Variable receive rate based upon contract rates in effect at September 30, 2010

Recent Accounting and Regulatory Pronouncements

In August, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

2. Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2010:
Trust preferred securities	$46,465	$269	$(8,560)	$38,174
Municipal securities	157,947	8,294	(145)	166,096
Equity securities	1,445	189	(105)	1,529
Corporate bonds	118,727	5,157	—	123,884
Mortgage-backed securities	711,430	38,348	(110)	749,668

	$1,036,014	$52,257	$(8,920)	$1,079,351

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181
Mortgage-backed securities	793,714	34,322	(885)	827,151

	$1,071,735	$43,643	$(8,468)	$1,106,910

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010:

As of September 30, 2010

(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust Preferred Securities	1	$550	$35	9	$35,854	$8,525	10	$36,404	$8,560
Municipal securities	—	—	—	3	2,585	145	3	2,585	145
Equity Securities	3	679	66	2	213	39	5	892	105
Mortgage-backed securities	2	7,786	17	4	6,075	93	6	13,861	110

	6	$9,015	$118	18	$44,727	$8,802	24	$53,742	$8,920

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2010, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of an impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income (OCI). The $419,000 credit-related OTTI recognized during the third quarter 2010 consisted of a $384,000 write-down on a pooled trust preferred security having a remaining book value of $585,000 and $35,000 on two of the Company’s equity investments in community banks that had experienced a decline in its market value for the last several quarters. There was no noncredit-related OTTI on these securities recognized in OCI during the third quarter, the write-down of $384,000 on the pooled trust preferred security was a transfer from OCI to income. The write-down on the pooled trust preferred security for the nine months ended September 30, 2010 was approximately $811,000.

One pooled trust preferred security has been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that seven of these financial institutions are currently deferring interest payments. In addition, two financial institutions have defaulted. Currently seven of the sixteen financial institutions are performing. Six of the seven financial institutions that are deferring interest payments as of September 2010 either lost money or reported no income for the most recently reported quarter. Five of the seven financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were six financial institutions (including five of the seven deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. In addition, there is one institution that is not deferring interest payments but has a non-performing assets to loans plus real estate owned ratio greater than 15% and had a decrease in Tier 1 capital during the most recently reported quarter of approximately 3.4%.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

One of the Company’s private-label mortgage-backed securities was determined to be other than temporarily impaired due solely to credit related factors during the second quarter of 2010. Management considered several factors including whether the fair value was below the cost, if the decline in the fair value was attributable to specific adverse conditions in either the investment, the industry or the geographic area, whether the decline in the fair value has existed for an extended time, the current rating of the investment and the current financial condition of the issuer. As a result of this analysis the Company believed that the security exhibited enough indicators of other than temporary impairment to write the security down to the value derived using third party Intex reports utilizing the current six-month Constant Default Rates, Voluntary Prepayment Rates and Loss Severity with an implied forward curve. This write-down reflected an impairment of approximately $115,000 on the original $2.1 million investment. The Company reviewed the security in the third quarter and concluded that no further impairment existed. The Company will continue to monitor this bond to determine if additional other than temporary impairment charges are necessary.

Because of the subprime crisis, current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s nine stand alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to the lack of liquidity for resale of this investment type and the absence of reliable pricing information. The present value of expected future cash flows is discounted at the effective purchase yield, which in the case of the floating rate securities is equal to the credit spread at the time of purchase plus the current three month LIBOR rate. We then compare the present value to the current book value for purposes of determining if there is an other-than-temporary impairment. This method is described more fully in footnote 9, “Fair Value”.

The following is a roll forward for the three and nine months ended September 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(Dollars in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning Balance	$128	$—
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	128
Additional increases as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	384	384

September 30, 2010	$512	$512

The following table summarizes scheduled maturities of the Company’s securities as of September 30, 2010 and December 31, 2009 excluding equity securities which have no maturity dates:

(Dollar amounts in thousands)	Available for sale as of September 30, 2010
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	6.31%	$33,266	$34,012
Due from one year to five years	4.82%	70,676	74,810
Due from five to ten years	4.85%	130,199	137,264
Due after ten years	4.36%	800,428	831,736

	4.52%	$1,034,569	$1,077,822

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands)	Available for sale as of December 31, 2009
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	11.44%	$3,882	$4,145
Due from one year to five years	5.48%	68,954	71,716
Due from five to ten years	4.71%	126,635	132,081
Due after ten years	4.76%	871,489	898,061

	4.83%	$1,070,960	$1,106,003

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

3. Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2010	December 31, 2009
Mortgage loans:
Residential - single family	$327,892	$329,984
Residential - multi family	37,110	37,664
Commercial real estate	81,903	84,409
Construction	58,583	51,109

Subtotal mortgage loans	505,488	503,166

Other loans:
Consumer loans:
Home equity loans	73,033	73,195
Dealer auto and RV loans	53,204	56,876
Other loans	10,400	10,421
Commercial business	37,180	43,377

Subtotal other loans	173,817	183,869

Total Loans Receivable	679,305	687,035
Less:
Allowance for loan losses	6,377	6,027
Deferred loan fees and net discounts	(2,069)	(2,334)
Loans in process	14,505	11,955

Net Loans Receivable	$660,492	$671,387

Loans Held for Sale
Residential - single family	$84	$201

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The following is a summary of the changes in the allowance for loan losses:

(Dollar amounts in thousands)	2010	2009
Balance, January 1,	$6,027	$6,006
Provision for loan losses	1,104	752
Charge offs	(845)	(615)
Recoveries	91	96

Balance September 30,	$6,377	$6,239

4. Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)
	September 30, 2010		December 31, 2009
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$83,605	8.3%	$68,404	7.2%
NOW account deposits	130,477	13.0%	110,379	11.8%
Money Market deposits	35,514	3.5%	32,256	3.4%
Passbook account deposits	136,181	13.6%	119,556	12.7%
Time deposits	617,635	61.6%	613,752	64.9%

	$1,003,412	100.0%	$944,347	100.0%

Time deposits mature as follows:
Within one year	$418,557	67.8%	$410,882	66.9%
After one year through two years	85,355	13.8%	120,073	19.6%
After two years through three years	59,587	9.6%	43,791	7.1%
After three years through four years	22,715	3.7%	6,953	1.1%
After four years through five years	27,862	4.5%	29,181	4.8%
Thereafter	3,559	0.6%	2,872	0.5%

	$617,635	100.0%	$613,752	100.0%

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

5. Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2010		December 31, 2009
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.57%	$70,000	4.61%	$180,400
Due beyond 12 months but within 2 years	2.43%	42,550	2.87%	71,866
Due beyond 2 years but within 3 years	3.51%	61,259	2.80%	30,684
Due beyond 3 years but within 4 years	3.10%	108,317	3.71%	69,027
Due beyond 4 years but within 5 years	3.32%	16,702	3.24%	47,876
Due beyond 5 years	3.63%	10,565	3.86%	20,569

		$309,393		$420,422

Repurchase agreements:
Due within 12 months	0.91%	$28,000	2.02%	$28,000
Due beyond 12 months but within 2 years	3.73%	65,000	2.65%	20,000
Due beyond 2 years but within 3 years	3.29%	130,000	3.74%	75,000
Due beyond 3 years but within 4 years	3.28%	60,000	3.34%	120,000
Due beyond 4 years but within 5 years	4.12%	10,000	2.86%	20,000
Due beyond 5 years	4.42%	70,000	4.38%	80,000

		$363,000		$343,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.25%	$236	4.25%	$945

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	5,600	6.30%	1,400
Due beyond 5 years	—	—	6.30%	5,600

		$11,200		$12,600

Treasury tax and loan note payable
Due within 12 months	—	$169	—	$135

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$4,697	3.75%	$6,146

Junior subordinated notes
Due beyond 5 years	5.46%	$46,393	5.44%	$46,393

Included in the $309.4 million of FHLB advances at September 30, 2010 is a $10.0 million convertible select advance. This advance resets quarterly to the three month London Interbank Offer Rate Index (LIBOR) index plus a spread. At the reset date, if the three month LIBOR plus the spread is lower than the contract rate on the advance, the advance will remain at the contracted rate. The FHLB has the right to call this convertible select advance on the call date or quarterly thereafter. In addition, the Company has $20.0 million in structured FHLB advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the three month LIBOR rate. If during the term of the advance, the three month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate. Additionally, the Company has $20.0 million in putable borrowings. The Company has the one-time option to terminate these advances on the put date. If the Company does not terminate these advances on the specified date, the rate remains the same for the remaining term.

Included in the $363.0 million of Repurchase Agreements (REPOs) are $90.0 million in structured REPOs with imbedded caps at various strike rates based on the three month LIBOR rate. The terms and conditions of $30.0 million of these structured REPOs are that the rate is fixed for the entire term of the REPO and the terms and conditions of $60.0 million of these structured REPOs are that the rate is fixed for three years and after three years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. These structured REPOs also include an imbedded cap for the first three year period with a strike rate to the three month LIBOR rate. If during the first three years, the three month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the three month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the three month LIBOR rate. If during the first five years, the three month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

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

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

6. Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net income	$3,465	$3,506
Weighted-average common shares outstanding	11,996	11,940

Basic earnings per share	$0.29	$0.29

Weighted-average common shares outstanding	11,996	11,940
Common stock equivalents due to effect of stock options	75	95

Total weighted-average common shares and equivalents	12,071	12,035

Diluted earnings per share	$0.29	$0.29

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income	$10,813	$9,664
Weighted-average common shares outstanding	11,982	11,940

Basic earnings per share	$0.90	$0.81

Weighted-average common shares outstanding	11,982	11,940
Common stock equivalents due to effect of stock options	68	96

Total weighted-average common shares and equivalents	12,050	12,036

Diluted earnings per share	$0.90	$0.80

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 74,349 and 152,687 at September 30, 2010 and September 30, 2009, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 79,830 shares at $15.35 per diluted share expiring November 2013 and 83,560 shares at $14.50 per diluted share expiring November 2014 were outstanding as of September 30, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

(Dollar amounts in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net Income:	$3,666	$3,580
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) expense of ($107) in 2010, $6,639 in 2009.	(208)	12,887
Net securities losses (gains) reclassified into earnings, net of tax (benefit) expense of $142 in 2010 and ($71) in 2009.	276	(138)
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax benefit of $11 in 2010	(22)	—
Pension and postretirement amortization, net of tax expense of $16 in 2010 and $13 in 2009.	30	26
Fair value adjustment on derivatives, net of tax benefit of $516 in 2010 and $230 in 2009.	(1,002)	(446)

Other comprehensive income - net of tax	(926)	12,329

Comprehensive income	2,740	15,909
Comprehensive income attributable to the noncontrolling interest	(201)	(74)

Comprehensive income attributable to ESB Financial Corporation	$2,539	$15,835

(Dollar amounts in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net Income:	$11,162	$9,837
Other comprehensive income (loss) - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $2,590 in 2010 and $10,489 in 2009.	5,027	20,361
Net securities losses (gains) reclassified into earnings, net of tax expense (benefit) of $340 in 2010 and ($74) in 2009.	660	(143)
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax benefit of $154 in 2010	(299)	—
Pension and postretirement amortization, net of tax expense of $47 in 2010 and $40 in 2009.	91	78
Fair value adjustment on derivatives, net of tax benefit of $1,572 in 2010 and $225 in 2009.	(3,051)	(436)

Other comprehensive income - net of tax	2,428	19,860

Comprehensive income	13,590	29,697
Comprehensive income attributable to the noncontrolling interest	(349)	(173)

Comprehensive income attributable to ESB Financial Corporation	$13,241	$29,524

8. Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

equal to the net present value of future benefit payments under the plan. At September 30, 2010 the participants in the plan had credited service under the SERP ranging from 19 to 31 years.

The Company and the Bank maintain the ESB Financial Corporation Directors’ Retirement Plan and have entered into director retirement agreements with each director of the Company and the Bank. The plan provides that any retiring director with a minimum of five or more years of service with the Company or the Bank and a minimum of 10 total years of service, including years of service with any bank acquired by the Company or the Bank, that remains in continuous service as a board member until age 75 will be entitled to receive an annual retirement benefit equal to his or her director’s fees earned during the last full calendar year prior to his or her retirement date, multiplied by a ratio, ranging from 25% to 80%, based on the director’s total years of service. The maximum ratio of 80% of fees requires 20 or more years of service and the minimum ratio of 25% of fees requires 10 years of service. Retirement benefits may also be payable under the plan if a director retires from service as a director prior to attaining age 75. Three directors are currently receiving monthly benefits under the plan.

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2010 and 2009:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Components of net periodic pension cost
Service cost	$15	$12	$45	$36
Interest cost	31	26	93	78
Amortization of unrecognized gains and losses	14	8	42	24
Amortization of prior service cost	11	10	33	30

Net periodic pension cost	$71	$56	$213	$168

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Components of net periodic pension cost
Service cost	$6	$7	$18	$21
Interest cost	11	12	33	36
Amortization of prior service cost	22	22	66	66

Net periodic pension cost	$39	$41	$117	$123

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

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,770	$36,404	$38,174
Municipal securities	—	166,096	—	166,096
Equity securities	1,529	—	—	1,529
Corporate bonds	—	123,884	—	123,884
Mortgage backed securities	—	749,668	—	749,668

Total securities available for sale	$1,529	$1,041,418	$36,404	$1,079,351

Other Assets
Interest rate caps	$—	$334	$—	$334

Total other assets	$—	$334	$—	$334

Liabilities
Other Liabilities
Interest rate swaps	$—	$4,409	$—	$4,409

Total other liabilities	$—	$4,409	$—	$4,409

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,574	$39,003	$40,577
Municipal securities	—	150,094	—	150,094
Equity securities	907	—	—	907
Corporate bonds	—	88,181	—	88,181
Mortgage backed securities	—	827,151	—	827,151

Total securities available for sale	$907	$1,067,000	$39,003	$1,106,910

Other Assets
Interest rate caps	$—	$466	$—	$466
Interest rate swaps	—	213	—	213

Total other assets	$—	$679	$—	$679

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 35 to 150 basis points. Liquidity risk adjustments ranged from 25 to 90 basis points where the securities of the 10 largest banks in the United States are assigned 25 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $18.4 million or 50.7% of the $36.4 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended September 30, 2010 and 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale September 30,
	2010	2009
Beginning balance January 1,	$39,003	$38,211
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	10	10
Net realized loss on securities available for sale	(810)	(407)
Included in other comprehensive income	(1,799)	896
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements	—	—

Ending balance, September 30,	$36,404	$38,710

The following table summarizes changes in unrealized gains and losses recorded in earnings for the nine month period ended September 30, 2010 and 2009 for Level III assets and liabilities that are still held at September 30, 2010 and 2009.

	Securities available for sale September 30,
	2010	2009
Interest income on securities	$10	$10
Net realized loss on securities available for sale	(810)	(407)

Total	$(800)	$(397)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ESB Financial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

	As of September 30, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$1,249	$1,249
Loans held for sale	—	84	—	84
Real estate acquired through foreclosure	—	—	1,639	1,639
Servicing assets	—	—	19	19

	As of December 31, 2009
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$1,039	$1,039
Loans held for sale	—	201	—	201
Real estate acquired through foreclosure	—	—	725	725
Servicing assets	—	—	29	29

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

Loan commitments – The fair value of loan commitments at September 30, 2010 and December 31, 2009 approximated the carrying value of those commitments at those dates.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted for trading purposes, and thus, the carrying value approximates fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2010 and December 31, 2009 approximated the cash surrender value of the policies at those dates.

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

Advance payments by borrowers for taxes and insurance- The fair value of the advance payments by borrowers for taxes and insurance approximated the carrying value of those commitments at those dates.

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statements of financial condition as of the respective dates below:

(Dollar amounts in thousands)	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$37,393	$37,393	$16,300	$16,300
Securities	1,079,351	1,079,351	1,106,910	1,106,910
Loans receivable and held for sale	660,576	690,724	671,588	690,024
Accrued interest receivable	9,350	9,350	10,312	10,312
FHLB stock	27,470	27,470	27,470	27,470
Bank owned life insurance	29,927	29,927	29,381	29,381
Interest rate cap contracts	334	334	466	466
Interest rate swap contracts	—	—	213	213
Financial liabilities:
Deposits	1,003,412	1,014,462	944,347	954,568
Borrowed funds	688,695	732,364	783,248	808,984
Junior subordinated notes	46,393	18,970	46,393	31,195
Advance payment by borrowers for taxes and insurance	1,313	1,313	2,661	2,661
Accrued interest payable	3,476	3,476	3,182	3,182
Interest rate swap contracts	4,409	4,409	—	—

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2010 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended September 30, 2010 the Company reported net income of $3.5 million, a decrease of approximately $41,000, or 1.2%, over the same period last year. The Company realized a decrease to interest income of approximately $1.8 million over the same quarter last year. However, interest expense decreased by approximately $3.0 million during the same period. The result was an increase of $1.2 million in net interest income and an increase of 32 basis points to the Company’s net interest margin.

The Company is continuing efforts to improve the net interest margin by employing strategies to minimize the impact on the cost of funds, while attempting to increase the yield from the investment portfolio. Over the past two years the Company has been actively pursuing lower rate core deposits, and the effort is reflected in the deposit growth for the nine months ended September 30, 2010. Additionally, the Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy, the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repurchase agreements (repo’s) with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin. During the nine months ended September 30, 2010, the Company had approximately $155.0 million of wholesale borrowings maturing with a weighted average rate of 5.00% and an original call/maturity of 3.3 years. These borrowings were replaced during the nine months ended September 30, 2010 with $79.4 million of borrowings with a weighted average rate of 2.66% and a weighted average call/maturity of 3.9 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable.

The wholesale strategy operates with a lower cost of operations, although with lower interest rate spreads and therefore at a lower margin than the retail operations of the Company. The Company has utilized this strategy for several years. The Company manages this strategy through its interest rate risk management on a macro level. This strategy historically produces wider margins during periods of lower short-term interest rates, reflected in a steep yield curve and can be susceptible to net interest margin strain in both rapidly rising rates and rapidly declining rates as well as a sustained inverted yield curve.

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to five years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps and interest rate caps imbedded in structured borrowing’s, which help to insulate the Company’s interest rate risk position from increases in interest rates; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s statement of financial condition accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company’s net income remained relatively unchanged at $3.5 million for the three months ended September 30, 2010 as compared to the same period in the prior year. The nominal $41,000, or 1.2%, decrease in net income for the quarter ended September 30, 2010, as compared to the same period in the prior year was primarily attributable to decreases in noninterest income of $185,000 and increases in noninterest expense and net income attributable to the noncontrolling interest of $775,000 and $127,000, respectively, partially offset by an increase in net interest income after provision for loan losses of $893,000 and a decrease in provision for income taxes of $153,000.

The Company recorded net income of $10.8 million for the nine months ended September 30, 2010, as compared to net income of $9.7 million for the same period in the prior year. The $1.1 million, or 11.9% increase in net income for the nine months ended September 30, 2010, as compared to the same period in the prior year was primarily attributable to increases in net interest income after provision for loan losses of $4.3 million, partially offset by a decrease in noninterest income of $1.9 million and increases in noninterest expense, provision for income taxes and net income attributable to the non controlling interest of $648,000, $473,000 and $176,000, respectively.

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

Net interest income increased $1.2 million, or 12.4%, to $11.0 million for the three months ended September 30, 2010, compared to $9.8 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $3.0 million, partially offset by a decrease to interest income of $1.8 million.

Net interest income increased by $4.7 million, or 16.8%, to $32.6 million for the nine months ended September 30, 2010 compared to $27.9 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $9.8 million, partially offset by a decrease to interest income of $5.1 million.

Interest income. Interest income decreased $1.8 million, or 7.7%, for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily attributable to decreases in interest earned on loans receivable and securities available for sale of $366,000 and $1.4 million, respectively.

Interest earned on loans receivable decreased $366,000, or 3.8%, for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable of 21 basis points to 5.62% at September 30, 2010 from 5.83% at September 30, 2009, as well as a decrease in the average balance of loans outstanding of $1.4 million, or 0.20%, to $671.5 million for the three months ended September 30, 2010, compared to $672.8 million for the same period in the prior year.

Interest earned on securities decreased $1.4 million, or 10.7%, for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 4.82% for the three months ended September 30, 2010 from 5.17% for the three months ended September 30, 2009, as well as a decrease in the average balance of the securities portfolio of $31.5 million, or 2.9%, to $1.0 billion at September 30, 2010.

Interest income decreased $5.1 million, or 7.4%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily attributable to decreases in interest earned on loans receivable and securities available for sale of $1.2 million and $4.0 million, respectively.

Interest earned on loans receivable decreased $1.2 million, or 3.9%, for the nine months ended September 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on loans receivable of 15 basis points to 5.67% at September 30, 2010 from 5.82% at September 30, 2009, as well as a decrease in the average balance of loans outstanding of $9.4 million, or 1.4%, to $674.9 million for the nine months ended September 30, 2010 as compared to $684.2 million for the same period in the prior year.

Interest earned on securities decreased $4.0 million, or 9.8%, for the nine months ended September 30, 2010 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 35 basis points to 4.88% at September 30, 2010 as compared to 5.23% at September 30, 2009, as well as a decrease in the average balance of the securities portfolio of $24.7 million, or 2.3%, to $1.1 billion at September 30, 2010.

These changes are reflected in the quarterly and period to date rate volume tables presented below which depict that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $3.0 million, or 22.7%, for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease in interest expense was attributable to decreases in interest incurred on deposits and borrowed funds of $863,000 and $2.1 million, respectively.

Interest incurred on deposits decreased $863,000, or 19.9%, for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.50% from 2.01% for the quarters ended September 30, 2010 and 2009, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $63.8 million, or 7.5% to $920.4 million for the three months ended September 30, 2010, compared to $856.6 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.1 million, or 25.8%, for the three months ended September 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $114.8 million, or 14.2%, as well as a decrease in the cost of these funds to 3.47% from 4.02%, for the quarters ended September 30, 2010 and 2009.

Interest expense decreased $9.8 million, or 23.4%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This decrease in interest expense was attributable to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $2.9 million, $6.9 million and $61,000, respectively.

Interest incurred on deposits decreased $2.9 million, or 20.9%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.60% from 2.20% for the nine months ended September 30, 2010 and 2009, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $72.2 million, or 8.6%, to $908.2 million for the nine months ended September 30, 2010, compared to $836.0 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $6.9 million, or 26.2%, for the nine months ended September 30, 2010 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $120.5 million, or 14.2%, to $725.6 million for the nine months ended September 30, 2010, compared to $846.1 million for the same period in the prior year, as well as a decrease in the cost of these funds between the periods to 3.57% from 4.15% for the periods ended September 30, 2010 and 2009.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2010, the interest incurred on these borrowings decreased by $3,000, or 0.5%, due to a decrease in the cost of these funds to 5.29% from 5.32% for the same period in the prior year. During the nine months ended September 30, 2010, the interest incurred on these borrowings decreased by $61,000, or 3.2%, due to a decrease in the cost of these funds to 5.31% from 5.49% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2010				2009
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$750,356	$8,521	4.54%		$821,290	$10,382	5.06%
Taxable corporate bonds available for sale	154,934	1,725	4.42%		127,663	1,415	4.40%
Tax-exempt securities available for sale	134,374	1,510	6.81	%(1)	122,230	1,362	6.75	%(1)

	1,039,664	11,756	4.82	%(1)	1,071,183	13,159	5.17	%(1)

Mortgage loans	493,966	6,916	5.60%		480,772	7,004	5.83%
Other loans	160,244	2,268	5.62%		174,008	2,531	5.77%
Tax-exempt loans	17,240	183	6.38	%(1)	18,030	198	6.60	%(1)

	671,450	9,367	5.62	%(1)	672,810	9,733	5.83	%(1)

Cash equivalents	27,348	5	0.07%		26,137	6	0.09%
FHLB stock	27,470	—	—		27,470	—	—

	54,818	5	0.04%		53,607	6	0.04%

Total interest-earning assets	1,765,932	21,128	4.98	%(1)	1,797,600	22,898	5.27	%(1)
Other noninterest-earning assets	177,234	—	—		166,808	—	—

Total assets	$1,943,166	$21,128	4.52	%(1)	$1,964,408	$22,898	4.82	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$300,877	$262	0.35%		$261,422	$197	0.30%
Time deposits	619,551	3,208	2.05%		595,196	4,136	2.76%

	920,428	3,470	1.50%		856,618	4,333	2.01%

FHLB advances	313,873	2,706	3.42%		439,029	4,794	4.33%
Repurchase Agreements	363,000	3,176	3.47%		343,500	3,160	3.65%
Other borrowings	16,991	193	4.51%		26,167	232	3.52%

	693,864	6,075	3.47%		808,696	8,186	4.02%

Preferred securities- fixed	36,083	528	5.81%		36,083	528	5.81%
Preferred securities- adjustable	10,310	91	3.50%		10,310	94	3.62%

	46,393	619	5.29%		46,393	622	5.32%

Total interest-bearing liabilities	1,660,685	10,164	2.43%		1,711,707	13,141	3.05%

Noninterest-bearing demand deposits	82,600	—	—		70,328	—	—
Other noninterest-bearing liabilities	24,329	—	—		21,528	—	—

Total liabilities	1,767,614	10,164	2.28%		1,803,563	13,141	2.89%
Stockholders’ equity	175,552	—	—		160,845	—	—

Total liabilities and equity	$1,943,166	$10,164	2.08%		$1,964,408	$13,141	2.65%

Net interest income		$10,964				$9,757

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.55	%(1)			2.22	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.69	%(1)			2.37	%(1)

(Dollar amounts in thousands)	Nine months ended September 30,
	2010				2009
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$781,803	$27,296	4.66%		$857,918	$32,943	5.12%
Taxable corporate bonds available for sale	141,517	4,567	4.31%		101,569	3,300	4.34%
Tax-exempt securities available for sale	131,190	4,420	6.81	%(1)	119,744	4,003	6.75	%(1)

	1,054,510	36,283	4.88	%(1)	1,079,231	40,246	5.23	%(1)

Mortgage loans	493,833	20,925	5.65%		491,472	21,416	5.81%
Other loans	162,972	6,867	5.63%		173,259	7,505	5.79%
Tax-exempt loans	18,059	572	6.42	%(1)	19,501	609	6.33	%(1)

	674,864	28,364	5.67	%(1)	684,232	29,530	5.82	%(1)

Cash equivalents	18,156	10	0.07%		21,220	16	0.10%
FHLB stock	27,470	—	—		27,470	—	—

	45,626	10	0.03%		48,690	16	0.04%

Total interest-earning assets	1,775,000	64,657	5.05	%(1)	1,812,153	69,792	5.31	%(1)
Other noninterest-earning assets	175,212	—	—		159,224	—	—

Total assets	$1,950,212	$64,657	4.60	%(1)	$1,971,377	$69,792	4.88	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$287,740	$719	0.33%		$253,603	$564	0.30%
Time deposits	620,504	10,165	2.19%		582,441	13,195	3.03%

	908,244	10,884	1.60%		836,044	13,759	2.20%

FHLB advances	347,429	9,374	3.61%		469,108	15,881	4.53%
Repurchase Agreements	357,444	9,378	3.51%		344,528	9,638	3.74%
Other borrowings	20,748	613	3.95%		32,463	736	3.03%

	725,621	19,365	3.57%		846,099	26,255	4.15%

Preferred securities- fixed	36,083	1,583	5.87%		36,083	1,583	5.87%
Preferred securities- adjustable	10,310	261	3.38%		10,310	322	4.18%

	46,393	1,844	5.31%		46,393	1,905	5.49%

Total interest-bearing liabilities	1,680,258	32,093	2.55%		1,728,536	41,919	3.24%
Noninterest-bearing demand deposits	77,693	—	—		69,843	—	—
Other noninterest-bearing liabilities	20,448	—	—		20,433	—	—

Total liabilities	1,778,399	32,093	2.41%		1,818,812	41,919	3.08%
Stockholders’ equity	171,813	—	—		152,565	—	—

Total liabilities and equity	$1,950,212	$32,093	2.20%		$1,971,377	$41,919	2.84%

Net interest income		$32,564				$27,873

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.50	%(1)			2.07	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.64	%(1)			2.22	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2010 and 2009 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended September 30, 2010 versus 2009 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(379)	$(1,024)	$(1,403)
Loans	(20)	(346)	(366)
Cash equivalents	—	(1)	(1)
FHLB stock	—	—	—

Total interest-earning assets	(399)	(1,371)	(1,770)

Interest expense:
Deposits	304	(1,167)	(863)
FHLB advances	(1,201)	(887)	(2,088)
Repurchase agreements	175	(159)	16
Other borrowings	(94)	55	(39)
Preferred securities	—	(3)	(3)

Total interest-bearing liabilities	(816)	(2,161)	(2,977)

Net interest income	$417	$790	$1,207

(Dollar amounts in thousands)	Nine months ended September 30, 2010 versus 2009 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(906)	$(3,057)	$(3,963)
Loans	(401)	(765)	(1,166)
Cash equivalents	(2)	(4)	(6)
FHLB stock	—	—	—

Total interest-earning assets	(1,309)	(3,826)	(5,135)

Interest expense:
Deposits	1,110	(3,985)	(2,875)
FHLB advances	(3,650)	(2,857)	(6,507)
Repurchase agreements	353	(613)	(260)
Other borrowings	(309)	186	(123)
Preferred securities	—	(61)	(61)

Total interest-bearing liabilities	(2,496)	(7,330)	(9,826)

Net interest income	$1,187	$3,504	$4,691

Provision for loan losses. The provision for loan losses increased $314,000 to $550,000 for the quarter ended September 30, 2010 and increased $352,000 to $1.1 million for the nine months ended September 30, 2010 as compared to $752,000 for the same period last year. The increase in provisions for loan losses was primarily related to the estimated loss of $506,000 on a commercial loan to a local automobile dealer as well as the normal operations of the Company for the third quarter and first nine months of 2010. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2010 amounted to $6.4 million, or 0.94% of the Company’s total loan portfolio, as compared to $6.0 million, or 0.88%, at December 31, 2009. The Company’s allowance for losses on loans as a percentage of non-performing loans was 140.22% and 147.58% at September 30, 2010 and December 31, 2009, respectively.

Non-interest income. Non-interest income decreased $185,000, or 14.0%, for the three months ended September 30, 2010 compared to the same period in the prior year. The decrease to non-interest income was comprised of decreases to fees and service charges, net gain on sale of loans, net cash surrender value of bank owned life insurance and other income of $33,000, $15,000, $56,000 and $19,000 respectively, as well as increases in net impairment losses on securities and net realized loss on derivatives of $209,000 and $149,000, respectively, partially offset by an increase in income from real estate joint ventures of $296,000.

Non-interest income decreased $1.9 million, or 39.6%, for the nine months ended September 30, 2010 compared to the same period in the prior year. The $1.9 million decrease in non-interest income was comprised of decreases to fees and service charges, net gain on sale of loans, net cash surrender value of bank owned life insurance and net realized gain on sale of securities of $31,000, $176,000, $142,000 and $246,000, respectively, as well as increases in impairment losses on investment securities and net realized loss on derivatives of $538,000 and $1.1 million, respectively, partially offset by an increase to income from real estate joint ventures of $388,000.

Net gain on sale of loans held for sale decreased $15,000 and $176,000, for the quarter and nine months ended September 30, 2010, respectively. During the nine month period September 30, 2010 the Company originated loans held for sale of approximately $1.6 million and sold approximately $1.7 million, as opposed to originations and sales of $17.6 million and $17.5 million, respectively for the nine month period ended September 30, 2009.

Net realized gain on sale of securities available for sale decreased $246,000 for the nine months ended September 30, 2010. The Company has had no sales from the portfolio during 2010.

Impairment losses on investment securities increased $209,000 and $538,000 for the three and nine months ended September 30, 2010 compared to the same periods in the prior year. The Company took impairment charges during the nine months ended September 30, 2010 of approximately $811,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions, $115,000 on a collateralized mortgage obligation and $75,000 on two of its equity investments in community banks that had experienced a decline in its market value for the last several quarters.

The Company had losses on derivatives during the quarter ended September 30, 2010 of $303,000 compared to losses in the same period in 2009 of $154,000, or an additional loss of $149,000 between the periods. During the nine months ended September 30, 2010 the Company had losses on derivatives of $1.0 million compared to gains during the same period in 2009 of $88,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased $296,000 and $388,000, respectively for the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first quarter of 2010, the Company took an impairment charge to land acquisition and development costs of $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge is reduced the income recognized during the three and nine months ended September 30, 2010.

Non-interest expense. Non-interest expense increased $775,000, or 12.1%, to $7.2 million for the three months ended September 30, 2010 as compared to $6.4 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, data processing and other income of $495,000, $29,000, $23,000 and $256,000, respectively.

Non-interest expense increased $648,000, or 3.3%, to $20.6 million for the nine months ended September 30, 2010 as compared to $19.9 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, data processing and other income of $993,000, $84,000, $42,000 and $249,000, partially offset by a decrease in federal deposit insurance premiums and amortization of intangible assets of $668,000 and $61,000, respectively.

Compensation and employee benefits increased by $495,000, or 13.8%, and $993,000, or 9.2%, for the quarter and nine months ended September 30, 2010, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to the compensation expense related to stock options and the ESOP.

Federal deposit insurance premiums remained the same for the quarter and decreased by $668,000 for the nine months ended September 30, 2010, as compared to the same periods in the prior year. The nine months ended September 30, 2009 included a special assessment from the FDIC of approximately $900,000.

Other expense increased by $256,000, or 26.1%, and $249,000, or 8.6%, for the three and nine months ended September 30, 2010, as compared to the same period in the prior year. These increases were due to the settlement of litigation with a local contractor related to a non-performing mortgage.

Provision for income taxes. The provision for income taxes decreased $153,000 to $695,000 for the three months ended September 30, 2010, compared to $848,000 for the same period in the prior year. This decrease in provision for income taxes reflects an effective tax rate of 15.9% for the quarter ended September 30, 2010 as compared to 19.2% for the same period in the prior year.

The provision for income taxes increased $473,000 to $2.6 million for the nine months ended September 30, 2010, compared to $2.1 million for the same period in the prior year. This increase in provision for income taxes is indicative of the increases to pre-tax income and reflects an effective tax rate of 19.0% for the nine months ended September 30, 2010 as compared to 17.9% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $21.1 million, or 1.1%, to $1.94 billion at September 30, 2010 from $1.96 billion at December 31, 2009. This decrease during the period resulted primarily from decreases in securities available for sale, loans receivable, loans held for sale, accrued interest receivable, real estate held for investment, intangible assets and prepaid expenses and other assets of $27.6 million, or 2.5%, $10.9 million, or 1.6%, $117,000, or 58.2%, $962,000, or 9.3%, $2.6 million, or 9.3%, $322,000, or 24.5%, and $2.1 million, or 17.9%, respectively, partially offset by increases in cash and cash equivalents, premises and equipment, real estate acquired through foreclosure, bank owned life insurance and securities receivable of $21.1 million, or 129.4%, $705,000, or 5.4%, $914,000, or 126.1%, $546,000, or 1.9% and $103,000, or 3.5%. Total non-performing assets increased to $6.4 million at September 30, 2010 compared to $5.0 million at December 31, 2009 and non-performing assets to total assets were 0.33% at September 30, 2010 compared to 0.25% at December 31, 2009. The increase in non-performing assets was primarily due to an increase in non-performing commercial real estate loans. The Company’s total liabilities decreased $31.1 million, or 1.7%, to $1.76 billion at September 30, 2010. This decrease resulted primarily from a decrease in borrowings of $94.6 million, or 12.1%, partially offset by an increase in deposits of $59.1 million, or 6.3%. Total stockholders’ equity increased $9.9 million, or 6.0%, to $174.7 million at September 30, 2010, from $164.8 million at December 31, 2009. The increase in stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $180,000, $6.9 million and $2.4 million, respectively, and a decrease in unearned employee stock ownership plan of $614,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $21.1 million, or 129.4%, to $37.4 million at September 30, 2010 from $16.3 million at December 31, 2009. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities portfolio decreased by $27.6 million, or 2.5%, to $1.1 billion at September 30, 2010. During the nine months ended September 30, 2010, the Company recorded purchases of available for sale securities of $166.0 million, consisting of purchases of fixed-rate mortgage backed securities of $100.9 million, adjustable-rate mortgage backed securities of $17.5 million, $12.8 million of municipal bonds, $34.0 million of corporate bonds and $744,000 of equity securities. The portfolio increased by $8.1 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting this increase were repayments and maturities of securities of $200.0 million, premium amortizations of $780,000 and realized losses or OTTI charges of $1.0 million.

The Company’s investment strategy for 2010 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to continue to purchase corporate and municipal bonds to provide structure during this low interest rate environment. As an additional step to aid interest rate sensitivity the Company secured $165.0 million of wholesale borrowings with embedded interest rate caps totaling $190.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $90.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the statement of operations. In the first nine months of 2010, this resulted in $1.0 million loss due to decreases in the fair value of these interest rate caps.

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

As of September 30, 2010, the Company had securities with unrealized losses for greater than twelve months of $8.8 million, as more fully described in footnote 2 “Securities” to the unaudited financial statements included in item 1. Included in the $8.8 million was $8.5 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $10.9 million, or 1.6%, to $660.5 million at September 30, 2010 from $671.4 million at December 31, 2009. Included in this decrease were decreases in commercial business loans of $6.2 million, or 14.3% and consumer loans of $3.9 million, or 2.7%, partially offset by an increase in mortgage loans of $2.3 million, or 0.5%. Additionally the portfolio is affected by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $3.2 million, or 20.2%, during the nine months ended September 30, 2010.

Loans held for sale. Loans held for sale decreased $117,000, or 58.2%, at September 30, 2010. During the nine month period the Company originated loans held for sale of approximately $1.6 million and sold approximately $1.7 million, with a resulting gain of approximately $15,000.

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

Non-performing assets amounted to $6.4 million, or 0.33%, of total assets at September 30, 2010 compared to $5.0 million, or 0.25%, of total assets at December 31, 2009. The increase in non-performing assets of approximately $1.4 million was primarily the result of increases in non-performing loans and REO of $635,000 and $915,000, respectively, partially offset by a decrease in TDR’s of $170,000. The $635,000 increase in non-performing loans was primarily due to increases in non-performing commercial real estate, consumer and single family mortgage loans of $650,000, $163,000 and $59,000, respectively, partially offset by decreases in non-performing commercial loans of $179,000.

FHLB Stock. FHLB stock remained the same at $27.5 million at September 30, 2010 and December 31, 2009. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh; however the FHLB Bank of Pittsburgh has currently restricted future redemptions of its stock, therefore the investment could be greater than 5.0% of such notes.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.6 million or 9.3%, to $24.9 million at September 30, 2010 from $27.5 million at December 31, 2009. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures. Additionally the Company incurred a write down of $852,000 in the first quarter, on land acquisition and development costs at one of the Company’s joint venture projects located in Butler County. The plans for the project are to develop 100 acres of land in two phases. Phase one of the project will develop 48 single family lots and construct single family detached homes. The plans for Phase II are to develop 76 quadplex units. As a result of sales in the project being lower than projected, the Company ordered an appraisal on the project. The results of that appraisal indicated a decline in the value of the property and therefore the write down was deemed necessary by the Company.

Intangible assets. Intangible assets decreased $322,000, or 24.5%, to $991,000 at September 30, 2010 from $1.3 million at December 31, 2009. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $413,000, $332,000, $251,000, $170,000, $88,000 and $7,000 for the years 2010, 2011, 2012, 2013, 2014 and 2015, respectively.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $2.1 million, or 17.9%, to $9.5 million at September 30, 2010 from $11.6 million at December 31, 2009. This decrease is primarily due to a decrease in the prepaid FDIC assessment of $1.3 million, or 21.1%. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $6.3 million at December 31, 2009 and has declined to $5.0 million at September 30, 2010. In addition to this decrease, there were decreases to various receivable accounts.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.0 billion, or 57.7%, of the Company’s total funding sources at September 30, 2010. Total deposits increased $59.1 million, or 6.3%, to $1.0 billion at September 30, 2010 from $944.3 million at December 31, 2009. Interest-bearing demand deposits increased $40.0 million and time deposits increased $3.9 million, respectively, during the nine months ended September 30, 2010, while non-interest bearing deposits increased approximately $15.2 million during the same period. The increase in interest-bearing demand deposits is primarily due to the Company’s ongoing campaign to increase commercial, public and personal checking accounts.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $94.6 million, or 12.1%, to $735.1 million at September 30, 2010 from $829.6 million at December 31, 2009. FHLB advances decreased $111.0 million, or 26.4%, repurchase agreements increased $20.0 million, or 5.8%, other borrowings decreased approximately $3.5 million, or 17.8%, while junior subordinated notes remained the same at $46.4 million during the nine months ended September 30, 2010. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $912,000 to $3.7 million at September 30, 2010 from $4.6 million at December 31, 2009. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $6.7 million, or 45.5%, to $21.3 million at September 30, 2010 from $14.7 million at December 31, 2009. This increase was primarily due to the market value fluctuation on the Company’s interest rate swaps as well as increases in various accrued and liability accounts.

Stockholders’ equity. Stockholders’ equity increased $9.9 million, or 6.0%, to $174.7 million at September 30, 2010, from $164.8 million at December 31, 2009. The increase in stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income of $180,000, $6.9 million and $2.4 million, respectively, and a decrease in unearned employee stock ownership plan of $614,000.

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

As of September 30, 2010, the implementation of these asset and liability initiatives resulted in the following: (i) $190.4 million or 25.4% of the Company's portfolio of mortgage-backed securities were secured by ARMs; (ii) $193.2 million or 28.4% of the Company's total loan portfolio had adjustable interest rates or maturities of 12 months or less and $68.7 million or 19.5% of the Company's portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.8 years and (iv) the Company had $90.0 million in notional amount of interest rate caps and $165.0 million in structured borrowings with $190.0 million in notional amount of embedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company's interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2010, the Company's interest-earning assets maturing or repricing within one year totaled $689.7 million while the Company's interest-bearing liabilities maturing or repricing within one-year totaled $704.5 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $14.8 million or a negative 0.8% of total assets. At September 30, 2010, the percentage of the Company's assets to liabilities maturing or repricing within one year was 97.9%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2010 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2010 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	2.83%	6.19%	(3.21%)	N/A
Return on average equity - increase (decrease)	5.50%	11.96%	(6.10%)	N/A
Diluted earnings per share - increase (decrease)	5.70%	12.35%	(6.33%)	N/A
EVE - increase (decrease)	(4.38%)	(14.45%)	(14.45%)	N/A

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

Net cash provided by operating activities totaled $18.5 million for the nine months ended September 30, 2010. Net cash provided by operating activities was primarily comprised of net income of $11.2 million and slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $1.7 million and origination of loans available for sale of $1.6 million.

Funds provided by investing activities totaled $42.3 million during the nine months ended September 30, 2010. Primary sources of funds were from repayments of loans and securities available for sale of $145.0 million and $200.0 million, respectively and proceeds from real estate held for investment of $5.6 million. These sources were partially offset by uses of funds including $132.6 million for loan originations, purchases of securities available for sale of $166.0 million, $9.0 million for funding of real estate held for investment and $1.4 million for premises and equipment.

Funds used in financing activities totaled $39.7 million for the nine months ended September 30, 2010. The primary uses of funds were for repayments of long and short term borrowings, payment of dividends, purchase of treasury stock and the purchase of ESOP stock of $173.9 million, $3.6 million, $647,000 and $189,000, respectively. Partially offsetting these uses were sources of funds including an increase in deposits, proceeds from long-term borrowings and proceeds from the exercise of stock options of $59.1 million, $79.4 million and $274,000, respectively.

At September 30, 2010, the total approved loan commitments outstanding amounted to $8.8 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $82.9 million and the unadvanced portion of construction loans approximated $14.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $418.6 million.

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

On September 22, 2010 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2010, to shareholders of record at the close of business on September 30, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2010, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.8% and 15.2%, respectively.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. During the quarter ended September 30, 2010 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2010	7,060	$14.19	7,060	469,843
August 1-31, 2010	3,677	14.07	3,677	466,166
September 1-30, 2010	957	12.93	957	465,209

Totals	11,694	$14.05	11,694	465,209

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: November 8, 2010	By:	/S/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 8, 2010	By:	/S/ CHARLES P. EVANOSKI
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer