Form 10-K
period 2010-12-31
ESB FINANCIAL CORP
filed 2011-03-11
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

As of June 30, 2010, the aggregate value of the 10,653,427 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,385,888 shares held by all directors and officers of the Registrant as a group, was approximately $139.0 million. This amount is based on the closing sales price of $13.05 per share of the Registrant’s Common Stock on June 30, 2010.

Number of shares of Common Stock outstanding as of March 4, 2011: 12,364,721

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2010 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 20, 2011 Annual Meeting of Stockholders	Parts II and III

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

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of ESB Capital Trust II (the Trust II) , ESB Statutory Trust III (the Trust III) and ESB Capital Trust IV (the Trust IV), which are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title insurance services.

As of December 31, 2010, the Company had consolidated total assets of $1.9 billion, total deposits of $1.0 billion and stockholders’ equity of $167.4 million. For the year ended December 31, 2010, the Company realized consolidated net income and diluted net income per share of $14.2 million and $1.18, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 24 offices, as of December 31, 2010, in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

The Company is subject to examination and regulation by the Office of Thrift Supervision (OTS) as a savings and loan holding company. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund of the FDIC. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (Federal Reserve Board), which governs the reserves required to be maintained against deposits and certain other matters.

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

Lending Activities

General. As of December 31, 2010, the Company’s net loans receivable amounted to $640.9 million or 33.5% of the Company’s total assets. Loans secured by real estate amounted to $484.9 million or 73.8% of total loans receivable. Consumer loans and commercial business loans amounted to $132.4 million or 20.1% and $40.4 million or 6.1%, respectively, of the Company’s total loan portfolio.

The Company’s lending activities are conducted through the Bank. The Company’s loan origination activities are primarily involved in the origination of single-family residential loans and, to a lesser extent, multi-family residential mortgage loans, primarily secured by properties in the Company’s market area. In addition, the Company also offers other types of loans within its primary market area. These loans include construction loans, commercial real estate loans, commercial business loans including credit cards, a variety of consumer loans and indirect automobile loans. Loans originated in the Company’s market area, both fixed and adjustable rate, are made primarily for retention in the Company’s own portfolio. The Company estimates that approximately 95% of its mortgage loans are secured by properties located in Western Pennsylvania.

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

(Dollar amounts in thousands)	2010		2009		2008		2007		2006
	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans:
Residential Real Estate
Single family	$314,051	47.8%	$329,984	47.9%	$353,658	50.0%	$314,438	49.1%	$281,017	46.1%
Construction	48,687	7.4%	$45,749	6.7%	$45,861	6.5%	$49,763	7.8%	$58,414	9.6%
Multi-family	30,091	4.6%	37,664	5.5%	33,680	4.8%	33,196	5.2%	34,382	5.7%

Total residential real estate	392,829	59.8%	413,397	60.1%	433,199	61.3%	397,397	62.1%	373,813	61.4%

Commercial Real Estate
Commercial	82,347	12.5%	84,409	12.3%	76,633	10.8%	80,141	12.5%	82,019	13.5%
Construction	9,701	1.5%	5,360	0.8%	10,118	1.4%	1,628	0.3%	90	0.0%

Total commercial real estate	92,048	14.0%	89,769	13.1%	86,751	12.2%	81,769	12.8%	82,109	13.5%
Total mortgage loans	484,877	73.8%	503,166	73.2%	519,950	73.5%	479,166	74.9%	455,922	74.9%

Other loans:
Consumer loans
Home equity loans	71,645	10.9%	73,195	10.7%	71,271	10.1%	67,550	10.6%	66,977	11.0%
Dealer auto and RV loans	50,781	7.7%	56,876	8.3%	60,896	8.6%	51,593	8.1%	52,449	8.6%
Other loans	9,960	1.5%	10,421	1.5%	10,656	1.5%	11,336	1.8%	12,987	2.1%

Total consumer loans	132,386	20.1%	140,492	20.5%	142,823	20.2%	130,479	20.5%	132,413	21.7%
Commercial business loans	40,431	6.1%	43,377	6.3%	44,508	6.3%	29,164	4.6%	20,620	3.4%

Total other loans	172,817	26.2%	183,869	26.8%	187,331	26.5%	159,643	25.1%	153,033	25.1%

Total loans receivable	657,694	100.0%	687,035	100.0%	707,281	100.0%	638,809	100.0%	608,955	100.0%

Less:
Allowance for loan losses	6,547		6,027		6,006		5,414		5,113
Net deferred loan fees and discounts	(1,983)		(2,334)		(2,825)		(2,576)		(2,709)
Net loans receivable	$653,130		$683,342		$704,100		$635,971		$606,551

Loans Held for Sale
Residential - single family	$80		$201		$—		$—		$190

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2010. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$40,529	$87,579	$90,988	$265,781	$484,877
Consumer loans	22,752	58,473	34,782	16,379	132,386
Commercial business loans	19,621	6,853	5,476	8,481	40,431

	$82,902	$152,905	$131,246	$290,641	$657,694

Fixed and adjustable rate loans represented $539.4 million or 82.0% and $118.3 million or 18.0%, respectively, of the Company’s total loan portfolio as of December 31, 2010.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2010:

(Dollar amounts in thousands)	Fixed rate	Adjustable rate
Real estate loans	$367,886	$76,462
Consumer loans	82,466	27,168
Commercial business loans	20,743	67

	$471,095	$103,697

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

Origination, Purchase and Sale of Loans. The Company originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes Western Pennsylvania, through loan officers of the Company who evaluate applications received at all of the Company’s locations. Such applications are primarily the result of the Company’s presence, its business development and marketing efforts and through referrals by real estate agents, attorneys, accountants and builders. The Company also, to a much lesser extent, originates loans secured by residential and commercial real estate in its market area through a network of correspondent lenders who offer the Bank’s loan products to a variety of customers throughout Western Pennsylvania. Loans originated through correspondents are underwritten according to the same strict guidelines as loans originated directly by the Company.

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

As of December 31, 2010, $5.2 million or 0.79% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2010, all of the Company’s purchased loans were serviced by sellers.

The Company’s residential non-construction real estate loans are generally originated under terms, conditions, and documentation requirements which permit their sale in the secondary market. The Company in the past has not been an active seller of loans in the secondary market and has chosen, instead, to hold the loans it originates in its own portfolio until maturity. However, from time to time over the past several years, the Company has originated and sold 15 to 30-year fixed rate residential loans, servicing released, as a means of satisfying the demand for such loans within the Company’s primary market area when market interest rates on such loans did not meet the Company’s prevailing asset/liability gap and investment objectives. Any loan held in the available for sale portfolio is subject to a takedown commitment from an investor.

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008
Net loans receivable at beginning of period	$671,387	$691,315	$624,251

Originations:
Single-family residential real estate	84,173	68,830	69,513
Multi-family residential and commercial real estate	17,758	28,295	15,721
Construction	14,695	12,552	26,461
Consumer	44,341	49,342	61,966
Commercial business	24,113	15,007	32,997

	185,080	174,026	206,658
Repayments on loans	(216,767)	(193,668)	(143,178)
Transfers to real estate acquired through foreclosure	(1,757)	(469)	(81)
Other changes	2,944	183	3,665

Net loans receivable at end of period	$640,887	$671,387	$691,315

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, excepting new construction, and permits LTV ratios of up to 97% provided that private mortgage insurance is obtained. Loan programs involving new construction are limited to 95% LTV ratios. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. In practice, the Company has reduced the acceptable maximum LTV ratio over the last two years and is currently limiting these loans to 90% LTV ratios. The Company has also offered products for low- and moderate-income borrowers or for properties in low- and moderate-income census tracks which can exceed the 80% LTV ratio. These low- and moderate-income programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2010, ESB was permitted to lend approximately $23.4 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. As of December 31, 2010, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2010, $314.1 million or 47.8% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2010, the Company had $58.4 million or 8.9% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2010, acquisition and development loans were extended on 16 projects with $12.3 million outstanding under commitments approved in the aggregate amount of $16.4 million and builder lines-of-credit were extended to 13 builders with $13.1 million outstanding under lines approved in the aggregate amount of $22.4 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2010, the Company had $112.4 million, or 17.1% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2010, the Company’s consumer loan portfolio totaled $132.4 million or 20.1% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, automobile loans (both direct and indirect), home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2010, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2010, $71.7 million or 54.1% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to access the applicant’s ability to repay and the collateral value adequacy of the financed vehicle. As of December 31, 2010, $50.8 million or 38.4% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2010, commercial business loans amounted to $40.4 million or 6.1% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2010, the Company had $14.9 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2010, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $14.4 million or 0.75% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2010, the Company’s classified and criticized assets amounted to $93.0 million, with $65.6 million classified as substandard, $5,000 classified as doubtful, $718,000 classified as loss and $26.7 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Real estate loans	$4,077	$2,921	$1,718	$1,555	$1,759
Commercial business loans	837	417	—	32	315
Consumer loans	768	492	528	440	635

Total non-accrual loans	5,682	3,830	2,246	2,027	2,709

Total as a percentage of total assets	0.30%	0.20%	0.11%	0.11%	0.14%

Real estate acquired through foreclosure and repossessed vehicles	1,276	890	832	1,962	1,272

Total as a percentage of total assets	0.07%	0.05%	0.04%	0.10%	0.07%

Troubled debt restructuring	7,469	254	257	266	268

Total as a percentage of total assets	0.39%	0.01%	0.01%	0.01%	0.01%

Total non-performing assets	$14,427	$4,974	$3,335	$4,255	$4,249

Total non-performing assets as a percentage of total assets	0.75%	0.25%	0.17%	0.23%	0.22%

Of the $1.1 million in real estate acquired through foreclosure at December 31, 2010, $725,000 relates to one home that the Company acquired through foreclosure in September 2010 and is being marketed through a local real estate agency.

Allowance for Loan Losses. Management establishes the allowance for losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical loss percentages to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Experience depth and ability of management

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2010 of $6.5 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$6,027	$6,006	$5,414	$5,113	$4,864

Provision for loan losses	1,404	912	1,406	865	1,113

Charge-offs
Real estate loans	(345)	(168)	(294)	(111)	(146)
Commercial business loans	(58)	(154)	(12)	(41)	(146)
Consumer loans	(583)	(697)	(690)	(689)	(730)

	(986)	(1,019)	(996)	(841)	(1,022)

Recoveries
Real estate loans	3	2	7	124	4
Commercial business loans	1	—	3	—	1
Consumer loans	98	126	172	153	153

	102	128	182	277	158

Balance at end of period	$6,547	$6,027	$6,006	$5,414	$5,113

Ratio of net charge-offs to average loans outstanding	0.13%	0.13%	0.12%	0.11%	0.15%

Ratio of allowance to total loans at end of period	1.00%	0.88%	0.85%	0.85%	0.84%

Balance at end of period applicable to:
Real estate loans	$4,404	$3,826	$3,791	$3,474	$3,331
Commercial business loans	784	864	663	349	211
Consumer loans	1,125	1,093	1,156	1,156	1,401
Unallocated	234	244	396	435	170

Balance at end of period	$6,547	$6,027	$6,006	$5,414	$5,113

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

(Dollar amounts in thousands)	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$2,573	59.8%	$2,206	60.1%	$2,210	61.3%	$1,988	62.1%	$1,801	61.4%
Commercial Real Estate Loans	1,831	14.0%	1,620	13.1%	1,580	12.2%	1,486	12.8%	1,530	13.5%
Consumer Loans	1,125	20.1%	1,093	20.5%	1,156	20.2%	1,156	20.5%	1,401	21.7%
Commercial Business Loans	784	6.1%	864	6.3%	664	6.3%	349	4.6%	211	3.4%
Unallocated	234	N/A	244	N/A	396	N/A	435	N/A	170	N/A

	$6,547	100.0%	$6,027	100.0%	$6,006	100.0%	$5,414	100.0%	$5,113	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest-earning deposits at the FHLB of Pittsburgh totaled $29.8 million as of December 31, 2010.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662

	$332,232	$6,390	$(11,957)	$326,665

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181

	$278,021	$9,321	$(7,583)	$279,759

December 31, 2008:
Trust preferred securities	$47,819	$—	$(8,303)	$39,516
Municipal securities	135,220	1,624	(2,799)	134,045
Equity securities	676	30	—	706
Corporate bonds	20,564	128	(1,246)	19,446

	$204,279	$1,782	$(12,348)	$193,713

Included in the $39.0 million of trust preferred securities are standalone trust preferred securities with a fair value of $38.6 million that are investment-grade rated by at least one rating agency. In addition, there was one pooled trust preferred security with a par value of $2.5 million that was not investment-grade rated. The Company took impairment charges of approximately $810,000 in 2010 and $552,000 in 2009 on this $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions. The Company had an independent third party analyze this bond at December 31, 2010 and the third party found there was no additional impairment for the fourth quarter. The value of this security was derived using a discounted cash flow method which is a level three pricing method by the third party.

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Available for sale:

December 31, 2010
GNMA	$30,324	$1,232	$—	$31,556
FNMA	339,730	17,462	(575)	356,617
FHLMC	321,439	14,601	(949)	335,091
Collateralized mortgage obligations	26,987	920	(164)	27,743

	$718,480	$34,215	$(1,688)	$751,007

December 31, 2009
GNMA	$22,832	$472	$(65)	$23,239
FNMA	392,449	17,191	(220)	409,420
FHLMC	341,549	16,071	(187)	357,433
Collateralized mortgage obligations	36,884	588	(413)	37,059

	$793,714	$34,322	$(885)	$827,151

December 31, 2008
GNMA	$14,538	$549	$(3)	$15,084
FNMA	409,821	10,189	(13)	419,997
FHLMC	419,654	10,858	(27)	430,485
Collateralized mortgage obligations	37,769	472	(714)	37,527

	$881,782	$22,068	$(757)	$903,093

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008
Mortgage-backed securities at the beginning of period	$827,151	$903,093	$894,426

Purchases	190,041	122,498	141,196
Repayments	(263,731)	(209,587)	(149,227)
Net amortization of premium	(1,545)	(979)	(551)
Change in unrealized gain (loss) on mortgage-backed securities available for sale	(909)	12,126	17,249

Mortgage-backed securities at the end of period	$751,007	$827,151	$903,093

Weighted average yield at the end of the period	4.20%	4.96%	5.26%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2010		2009		2008
Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$84,272	8.3%	$68,404	7.2%	$65,726	7.5%
NOW account deposits	128,020	12.6%	110,379	11.8%	105,235	12.0%
Money Market deposits	32,759	3.2%	32,256	3.4%	26,876	3.0%
Passbook account deposits	136,730	13.6%	119,556	12.7%	104,109	11.9%
Time deposits	630,864	62.3%	613,752	64.9%	575,383	65.6%

	$1,012,645	100.0%	$944,347	100.0%	$877,329	100.0%

The Company had a total of $198.6 million, $193.7 million and $179.5 million in time deposits of $100,000 or more as of December 31, 2010, 2009 and 2008, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2010, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 2.49%	$304,371	$78,179	$55,473	$28,438	$250	$—	$466,711
2.50% to 4.49%	102,781	18,046	6,069	511	28,134	3,940	159,481
4.50% to 6.49%	3,322	464	886	—	—	—	4,672

	$410,474	$96,689	$62,428	$28,949	$28,384	$3,940	$630,864

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2010	2009	2008

0.00% to 2.49%	$466,711	$357,619	$77,729
2.50% to 4.49%	159,481	215,047	387,388
4.50% to 6.49%	4,672	41,086	110,266

	$630,864	$613,752	$575,383

As of December 31, 2010, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$68,542
More than three through six months	31,330
More than six through twelve months	30,048
More than twelve months	68,644

$198,565

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2010	2009	2008
Increase before interest credited and acquisition	$53,998	$49,184	$12,042
Interest credited	14,300	17,834	22,433

Net deposit increase	$68,298	$67,018	$34,475

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. In addition, the Company participates as an authorized depository for treasury, tax and loan accounts on behalf of the Federal Reserve Bank of Cleveland (FRB of Cleveland). Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2010, the Company had outstanding advances with the FHLB of $290.4 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2010	2009	2008
FHLB advances	$290,440	$420,422	$525,684
Repurchase agreements	363,000	343,000	337,500
ESOP borrowings	—	945	1,890
Corporate borrowings	11,200	12,600	14,000
Treasury tax and loan note payable	191	135	203
Borrowings for joint ventures	4,232	6,146	7,231
Junior subordinated notes	46,393	46,393	46,393

	$715,456	$829,641	$932,901

FHLB Advances are secured by FHLB stock, qualifying residential mortgage loans and mortgage-backed securities to the extent that the fair value of such pledged collateral must be at least equal to the advances outstanding. At December 31, 2010, the Company had a maximum borrowing capacity with the FHLB of $426.8 million, with $124.9 million available for use.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of December 31, 2010 was $426.7 million with an amortized cost of $400.8 million. The market value of the securities as of December 31, 2009 was $394.6 million with an amortized cost of $374.0 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the year ended December 31, 2010 and 2009.

Included in the $290.4 million of FHLB advances at December 31, 2010 is $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate. Additionally, the Company has $20.0 million in putable advances. The Company has the one-time option to terminate these advances on the put date. If the Company does not terminate these advances on the specified date, the rate remains the same for the remaining term.

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

As of December 31, 2010 and 2009, the Company had repurchase agreements with Citigroup of $155.0 million and $165.0 million respectively. As of both December 31, 2010 and 2009, the Company had repurchase agreements with Barclays Capital of $70.0 million. As of both December 31, 2010 and 2009, the Company had repurchase agreements with Credit Suisse of $103.0 million. As of both December 31, 2010 and 2009, the Company had repurchase agreements with PNC of $5.0 million and as of December 31, 2010 the Company had repurchase agreements with Morgan Stanley of $30.0 million.

As of December 31, 2010, the Company had repurchase agreements with Citigroup with $19.5 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 35 months, repurchase agreements with Barclays Capital with $8.8 million at risk with a weighted average of maturity of 46 months, repurchase agreements with Credit Suisse with $14.8 million at risk with a weighted average maturity of 36 months, repurchase agreements with PNC with $888,000 at risk with a weighted average maturity of 15 months and repurchase agreements with Morgan Stanley with $4.0 million at risk with a weighted average maturity of 38 months.

Borrowings under repurchase agreements averaged $359.7 million, $344.4 million and $273.3 million during 2010, 2009, and 2008, respectively. The maximum amount outstanding at any month-end was $363.0 million, $366.0 million and $337.5 million during 2010, 2009, and 2008, respectively.

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

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2010	2009	2008
FHLB advances:
Average balance outstanding for the year	$98,228	$231,538	$230,909
Maximum amount outstanding at any month end during the year	175,000	275,100	267,550
Balance outstanding at year end	71,866	180,400	249,750
Weighted average interest rate during the year	4.04%	4.93%	4.63%
Weighted average interest rate at year end	2.87%	4.61%	4.82%

Repurchase agreements:
Average balance outstanding for the year	$28,833	$40,208	$96,167
Maximum amount outstanding at any month end during the year	38,000	72,500	112,000
Balance outstanding at year end	38,000	28,000	72,500
Weighted average interest rate during the year	1.50%	3.12%	4.48%
Weighted average interest rate at year end	1.61%	2.02%	4.55%

ESOP Borrowings:
Average balance outstanding for the year	$512	$945	$945
Maximum amount outstanding at any month end during the year	945	945	945
Balance outstanding at year end	—	945	945
Weighted average interest rate during the year	4.25%	4.25%	5.25%
Weighted average interest rate at year end	0.00%	4.25%	5.25%

Corporate borrowings:
Average balance outstanding for the year	$1,400	$1,400	$4,500
Maximum amount outstanding at any month end during the year	1,400	1,400	9,000
Balance outstanding at year end	1,400	1,400	—
Weighted average interest rate during the year	6.30%	6.30%	5.55%
Weighted average interest rate at year end	6.30%	6.30%	0.00%

Treasury tax and loan note:
Average balance outstanding for the year	$169	$153	$165
Maximum amount outstanding at any month end during the year	191	182	203
Balance outstanding at year end	191	135	203
Weighted average interest rate during the year	0.00%	0.00%	1.59%
Weighted average interest rate at year end	0.00%	0.00%	0.00%

Total short term borrowings:
Average balance outstanding for the year	$129,142	$274,244	$332,686
Maximum amount outstanding at any month end during the year	205,534	350,125	358,230
Balance outstanding at year end	111,457	210,880	323,398
Weighted average interest rate during the year	3.49%	4.66%	4.60%
Weighted average interest rate at year end	2.48%	4.27%	4.76%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2010 and 2009. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $ 155,000 of the common securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank, National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2010 and 2009.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities are fixed at a rate of 6.03% for six years and then are variable with a quarterly reset equal to the 3-month LIBOR Index plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The issuance of these preferred securities did not have any deferred debt issuance costs associated with it.

Subsidiaries

As of December 31, 2010, the Company had investments in ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $1.6 million. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2010, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $14.9 million in service corporations. On that date, ESB had a $10.7 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, PA a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. and its financial advisory segment in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2010, AMSCO had total assets, consisting primarily of investments in ten joint ventures, of $30.0 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, PA in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2010, 4 of the 56 lots remain unsold. On that date, AMSCO had a $92,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, PA in April 2001. The LLC has developed the land and began construction on a total of 72 quadplex, 34 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2010, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $2.0 million with outstanding balances of $2.0 million and development costs of $2.3 million. As of December 31, 2010, 78 units were closed and 10 units remained in various stages of construction. On that date, AMSCO had a $280,000 investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, PA, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2010, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2010, 51 lots were closed and 25 developed lots are remaining. On that date, AMSCO had a $1.3 million investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, PA in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2010, Brandy One had outstanding loans with ESB in the amount of $1.0 million with an outstanding balance of $1.0 million. As of December 31, 2010, all 112 units were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 8 townhouses, one duplex building and one triplex building known as Napa Ridge. At December 31, 2010, all eight of the townhouse units and the duplex building were under construction and four townhouses have been sold. On that date, AMSCO had a ($21) thousand investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, PA in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. As of December 31, 2010, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.4 million with outstanding balances of $1.4 million. As of December 31, 2010, 17 of the 48 lots in Phase I were sold and one Unit was under construction. It is the partner’s intention to sell the land for Phase II, the final phase, to another developer. At December 31, 2010, AMSCO had a $195,000 investment in The Vineyards at Brandywine.

The sixth joint venture, The Meadows at Hampton, consists of a 100% interest in a limited partnership (LP). The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County. The partnership developed the site into 32 duplex building lots to construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.2 million and a line of credit in the amount of $813,000 for the construction of the units. As of December 31, 2010, 12 units were closed and 2 units remained under construction. The partnership no longer constructs units for resale and has contracted with a local builder to purchase the remaining fifty lots. To date, two lots have been sold. The outstanding loan balances at year-end totaled $3.0 million and AMSCO had an investment of $337,000.

The seventh joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County. The partnership developed the site into 25 quadplex building lots to construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of a line of credit in the amount of $1.8 million for the construction of the buildings. December 31, 2010, 89 units were closed and 11 units remained in various stages of construction. The outstanding loan balances at year-end were $1.0 million and AMSCO had an investment of $487,000.

The eighth joint venture, BelleVue Park, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County. The partnership developed the site into 185 single family lots along with 26 quadplex building lots to construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of four loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 95.7% of this loan to other lenders. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. ESB has sold 86.7% of this loan to other lenders. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. The fourth loan is a line of credit in the amount of $750,000 for the construction of the single family units. As of December 31, 2010, 69 single family lots were closed and 6 single family units remained in various stages of construction. As of December 31, 2010, 44 quadplex units were closed and 20 units remained in various stages of construction. The outstanding loan balances at year-end totaled $6.2 million and AMSCO had an investment of $3.8 million.

The ninth joint venture, MW 42 Limited Partnership, consists of a 51% interest in a limited partnership (LP) with a local builder. The partnership was formed in October 2007 for the purpose of purchasing lots in the Madison Woods joint venture and constructing single family homes for sale to the general public. ESB Bank is providing the financing for the project in the form of a construction loan in the amount of $320,000 for the construction of the first unit. As of December 31, 2010 there had been no sales activity. The outstanding loan balances at year-end totaled $319,000 and AMSCO had an investment of $20,000.

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

Regulation of the Company

General. The Company is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (HOLA). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As discussed below, the powers of the OTS regarding savings and loan holding companies will be transferred to the Federal Reserve Board on July 21, 2011, unless extended up to an additional six months. As a subsidiary of a savings and loan holding company, ESB is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The new law imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the OTS to the Office of the Comptroller of the Currency (OCC), effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.

•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•

Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulatory Capital Requirement

The Dodd-Frank Act included an amendment to the Home Owners’ Loan Act that authorizes the Federal Reserve Board to issue regulations and orders related to the capital levels of savings and loan holding companies. This authorization takes effect on the date that the jurisdiction of the OTS over savings and loan holding companies transfers to the Federal Reserve Board (July 21, 2011, unless extended for six months). Also included as part of the Dodd-Frank Act was a provision (generally referred to as the Collins Amendment) that directs the federal banking regulators to establish minimum leverage and risk-based capital requirements for various types of financial institutions, including savings and loan holding companies. The Collins Amendment includes several provisions that delay its application or exempt certain types of institutions from its requirements. Among those provisions is one that postpones for five years the effective date of capital requirements established under the Collins Amendment for holding companies, such as the Company, that were not supervised by the Federal Reserve Board as of May 19, 2010.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2010, the Company was a grandfathered holding company.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2010, the Bank was in compliance with the above restrictions.

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

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. We did not opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operations. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2010 was 0.0026% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2010, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2010, the Bank was in the “well capitalized” category.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2010, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2010, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2009 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2010, the Company has a minimum tax credit carry forward of $3.9 million.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2007, 2008 and 2009 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2010, the Company had 230 full-time and 66 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

If Our Investment in the Common Stock the Federal Home Loan Bank of Pittsburgh is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Pittsburgh’s advance program. The aggregate cost and fair value of our FHLB of Pittsburgh common stock as of December 31, 2010 was $26.1 million based on its par value. There is no market for our FHLB of Pittsburgh common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB, including the FHLB of Pittsburgh, could be substantially diminished or reduced to zero. In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. Consequently, we believe that there is a risk that our investment in FHLB of Pittsburgh common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Any Future Increases in Federal Deposit Insurance Corporation Insurance Premiums or Special Assessments Will Adversely Impact Our Earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution. We recorded an expense of approximately $891,000 during the year ended December 31, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense has increased compared to prior periods.

The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. We prepaid $6.7 million of our assessments on December 30, 2009, based on our deposits and assessment rate as of September 30, 2009. The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

The Requirement to Account for Certain Assets at Estimated Fair Value, and a Proposal to Account for Additional Financial Assets and Liabilities at Estimated Fair Value, May Adversely Affect Our Stockholders’ Equity and Results of Operations.

We report certain assets, including securities, at fair value, and a recent proposal would require us to report nearly all of our financial assets and liabilities at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Under current accounting requirements, elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairment in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the asset and our estimate of the anticipated recovery period. Under proposed accounting requirements, we may be required to record reductions in the fair value of nearly all of our financial assets and liabilities (including loans) either through a charge to net income or through a reduction to accumulated other comprehensive income (loss). Accordingly, we could be required to record charges on assets such as loans where we have no intention to sell the loan and expect to receive repayment in full on the loan. This could result in a decrease in net income, or a decrease in our stockholders’ equity, or both.

We Operate in a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations.

We and our subsidiaries are subject to extensive regulation, supervision and examination by the OTS (until jurisdiction is transferred to the Federal Reserve Board in July 2011), the Pennsylvania Department of Banking and by the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently Enacted Regulatory Reform May Have a Material Impact on Our Operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the new law, the Company’s primary regulator, the Office of Thrift Supervision, will be eliminated. Savings and loan holding companies will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because the regulations under the new law are still being developed, we cannot determine the full impact on our business and operations at this time.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2010:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Corporate Headquarters and ESB Main Office:
Ellwood City Office 600 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$1,098,716	13.8%
ESB Branch Offices:
Aliquippa Office 2301 Sheffield Road, Aliquippa, PA 15001	Owned	—	$28,663	4.3%
Ambridge Office 506 Merchant Street, Ambridge, PA 15003	Owned	—	$79,764	3.5%
Baldwin Office 5035 Curry Road, Pittsburgh, PA 15236	Owned	—	$592,747	4.9%
Beaver Office 701 Corporation Street, Beaver, PA 15009	Owned	—	$396,017	4.6%
Beaver Falls Office 1427 Seventh Avenue, Beaver Falls, PA 15010	Owned	—	$115,051	2.8%
Beechview Office 1550 Beechview Avenue, Pittsburgh, PA 15216	Leased	10/31/15	$30,000	1.9%
Butler Office 831 Evans City Road, Renfrew, PA 16053	Owned		$1,514,096	0.9%
Center Township Office 3531 Brodhead Road, Monaca, PA 15061	Owned	—	$657,684	4.5%
Chippewa Township Office 2521 Darlington Road, Beaver Falls, PA 15010	Owned	—	$495,736	5.3%
Coraopolis Office 900 Fifth Avenue, Coraopolis, PA 15108	Owned	—	$56,189	2.4%
Darlington Office 233 Second Street, Darlington, PA 16115	Owned	—	$158,832	1.1%
Fox Chapel Office 1060 Freeport Road, Pittsburgh, PA 15238	Owned	—	$154,433	7.3%
Franklin Township Office 1793 Mercer Road, Ellwood City, PA 16117	Owned	—	$433,615	4.6%
Hopewell Township Office 2293 Broadhead Road, Aliquippa, PA 15001	Owned	—	$177,283	2.8%
Neshannock Township Office 3360 Wilmington Road, New Castle, PA 16105	Owned	—	$1,262,063	3.5%
New Brighton Office 800 Third Avenue, New Brighton, PA 15066	Owned	—	$76,663	2.0%
North Shore Office 807 Middle Street, Pittsburgh, PA 15212	Owned	—	$25,663	2.5%
Northern Lights Office 1555 Beaver Road, Baden, PA 15005	Leased	07/31/19	$45,253	2.5%
Shenango Township Office 2731 Ellwood Road, New Castle, PA 16101	Owned	—	$1,722,429	9.5%
Spring Hill Office Itin & Rhine Streets, Pittsburgh, PA 15212	Owned	—	$316,670	2.1%
Troy Hill Office 1706 Lowrie Street, Pittsburgh, PA 15212	Owned	—	$318,598	3.4%
Wexford Office 101 Wexford Bayne Road, Wexford, PA 15090	Owned	—	$1,080,835	6.0%
Zelienople Office 527 South Main Street, Zelienople, PA 16063	Owned	—	$1,953,542	3.8%

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits

Other Properties:
Drive-through Facility 618 Beaver Avenue, Ellwood City, PA 16117	Owned	—	$23,518	NA
Parking Lot 611 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$17,639	NA
Training Center 632 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$69,193	NA
Findlay Township Property Route 30, Clinton, PA 15026	Owned	—	$54,000	NA
Cranberry Office to be Constructed 2630 Rochester Road, Cranberry Twp., PA 16066	Owned	—	$34,317	NA
Rental Property 628 Lawrence Avenue, Ellwood City, PA 16117	Owned	—	$18,000	NA
Rental Property 914 5th Avenue, Coraopolis, PA 15108	Owned	—	$51,191	NA
Rental Property 926 5th Avenue, Coraopolis, PA 15108	Owned	—	$62,088	NA

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

Item 4.

(Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2010 Annual Report to Stockholders included as Exhibit 13 hereto (2010 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2010	7,348	$14.15	7,348	457,861
November 1-30, 2010	22,986	14.70	22,986	434,875
December 1-31, 2010	3,617	14.80	3,617	431,258

Totals	33,951	$14.59	33,951	431,258

(1)	On May 20, 2009, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2010 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2010 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2010 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2010 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2010 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2011 (“Proxy Statement”).

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Compensation of Directors and Executive Officers” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” of the Proxy Statement.

The following information sets forth certain information for all equity compensation plans and individual compensation agreements (whether with employees or non-employees, such as directors) in effect as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	834,321	$12.28	158,295
Equity compensation plans not approved by security holders	—	—	—

Total	834,321	$12.28	158,295

(1)	Includes outstanding options granted under the 1997 Stock Option Plan, which were approved by security holders and have expired. No additional options may be granted under these plans.
(2)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2010, no options and 2,755 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and 12,869 shares of restricted stock may be granted under the assumed plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

	(2)		All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

	(3)	(a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

			No.	Exhibits

			3.1	Amended and Restated Articles of Incorporation (1)

			3.2	Amended and Restated Bylaws (2)

			4	Specimen Common Stock Certificate (3)

			10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(5)

			10.2	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (4)(5)

			10.3	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (4)(5)

			10.4	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (4)(5)

			10.5	Amended and Restated Workingmens Bank Restricted Stock Plan and Trust Agreement (5)(6)

			10.6	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(5)

			10.7	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Directors and Trust Agreement (4)(5)

			10.8	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

			10.9	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

			10.10	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (4)(5)

			10.11	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (4)(5)

			10.12	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (4)(5)

			10.13	Amended and Restated ESB Financial Corporation Excess Benefit Plan (4)(5)

			10.14	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (4)(5)

			10.15	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (4)(5)

			13	2010 Annual Report to Shareholders (7)

			21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.

			23	Consent of S R Snodgrass, A.C. (7)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the SEC on March 12, 2009
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(5)	Management contract or compensatory plan or arrangement.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 22, 2006.
(7)	Filed herewith

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2010 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 11, 2011	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 11, 2011
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 11, 2011
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 11, 2011
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 11, 2011
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Mario J. Manna	Date: March 11, 2011
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 11, 2011
James P. Wetzel, Jr. – Director