Form 10-Q
period 2011-03-31
ESB FINANCIAL CORP
filed 2011-05-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For Quarter Ended: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2011:

Common Stock, $0.01 par value	14,872,216 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
Assets
Cash on hand and in banks	$5,786	$5,632
Interest-earning deposits	8,831	30,072
Federal funds sold	4	3

Cash and cash equivalents	14,621	35,707
Securities available for sale; cost of $1,088,275 and $1,050,712	1,114,556	1,077,672
Loans receivable, net of allowance for loan losses of $6,597 and $6,547	638,039	640,887
Loans held for sale	—	80
Accrued interest receivable	8,941	9,607
Federal Home Loan Bank (FHLB) stock	24,792	26,097
Premises and equipment, net	14,209	13,882
Real estate acquired through foreclosure, net	899	1,083
Real estate held for investment	21,525	22,293
Goodwill	41,599	41,599
Intangible assets	802	895
Bank owned life insurance	30,269	30,098
Securities receivable	2,187	2,173
Prepaid expenses and other assets	12,315	11,794

Total assets	$1,924,754	$1,913,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,054,731	$1,012,645
FHLB advances	251,937	290,440
Repurchase agreements	363,000	363,000
Other borrowings	20,065	15,623
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	2,467	2,441
Accounts payable for land development	3,238	3,409
Accrued expenses and other liabilities	13,777	12,563

Total liabilities	1,755,608	1,746,514

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,274,438 and 16,212,600 shares issued; (1) 14,811,756 and 14,440,728 shares outstanding (1)	138	138
Additional paid-in capital	102,240	102,229
Treasury stock, at cost; 1,462,682 and 1,771,872 shares	(16,530)	(20,412)
Unearned Employee Stock Ownership Plan (ESOP) shares	(5,000)	—
Retained earnings	73,867	70,605
Accumulated other comprehensive income, net	15,163	15,334

Total ESB Financial Corporation’s stockholders’ equity	169,878	167,894
Noncontrolling interest	(732)	(541)

Total stockholders’ equity	169,146	167,353

Total liabilities and stockholders’ equity	$1,924,754	$1,913,867

(1)	Shares issued and outstanding have been adjusted to reflect the six-for-five stock split declared April 19, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans receivable	$8,661	$9,522
Taxable securities available for sale	9,735	11,160
Tax free securities available for sale	1,556	1,438
Deposits with banks and federal funds sold	3	2

Total interest income	19,955	22,122

Interest expense:
Deposits	3,233	3,813
Borrowed funds	5,305	6,901
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	600	612

Total interest expense	9,138	11,326

Net interest income	10,817	10,796
Provision for loan losses	300	354

Net interest income after provision for loan losses	10,517	10,442

Noninterest income:
Fees and service charges	820	912
Net gain on sale of loans	7	3
Increase of cash surrender value of bank owned life insurance	171	186
Net realized gain on securities available for sale
Total other-than-temporary impairment losses	—	(309)
Portion of loss recognized in other comprehensive income before taxes	—	—

Net impairment losses on investment securities	—	(309)
Net realized loss on derivatives	(125)	(319)
Income (loss) from real estate joint ventures	464	(444)
Other	152	145

Total noninterest income	1,489	174

Noninterest expense:
Compensation and employee benefits	4,221	3,824
Premises and equipment	724	703
Federal deposit insurance premiums	468	478
Data processing	572	527
Amortization of intangible assets	88	108
Advertising	78	120
Other	1,031	915

Total noninterest expense	7,182	6,675

Income before income taxes	4,824	3,941
Provision for income taxes	896	820

Net income before noncontrolling interest	3,928	3,121
Less: net income (loss) attributable to the noncontrolling interest	268	(259)

Net income attributable to ESB Financial Corporation	$3,660	$3,380

Net income per share (1)
Basic	$0.25	$0.24
Diluted	$0.25	$0.23
Cash dividends declared per share (1)	$0.08	$0.08
Weighted average shares outstanding (1)	14,440,697	14,358,559
Weighted average shares and share equivalents outstanding (1)	14,553,265	14,423,684

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 19, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2011 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2011	$138	$102,229	$(20,412)	$—	$70,605	$15,334	$(541)	$167,353

Comprehensive results:
Net income	—	—	—	—	3,660	—	268	3,928
Other comprehensive results, net	—	—	—	—	—	(171)	—	(171)
Reclassification adjustment	—	—	—	—	—	—	—	—

Total comprehensive results	—	—	—	—	3,660	(171)	268	3,757
Cash dividends at $0.08 per share (1)	—	—	—	—	(1,234)	—	—	(1,234)
Purchase of treasury stock, at cost (27,305 shares)	—	—	(374)	—	—	—	—	(374)
Reissuance of treasury stock for stock option exercises (8,196 shares)	—	—	105	—	(13)	—	—	92
Compensation expense ESOP	—	381	—	—	—	—	—	381
Additional ESOP shares purchased	—	(381)	—	—	—	—	—	(381)
Tax effect of compensatory stock options	—	2	—	—	—	—	—	2
Purchase of 328,299 shares of treasury stock for ESOP	—	—	4,151	(5,000)	849	—	—	—
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(459)	(459)
Accrued compensation expense MRP	—	9	—	—	—	—	—	9

Balance at March 31, 2011	$138	$102,240	$(16,530)	$(5,000)	$73,867	$15,163	$(732)	$169,146

(1)	Per share data has been adjusted to reflect the six-for-five stock split declared April 19, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$3,928	$3,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	228	223
Provision for loan losses	300	354
Amortization of premiums and accretion of discounts	570	449
Origination of loans available for sale	(325)	(228)
Proceeds from sale of loans available for sale	412	383
Gain on sale of loans available for sale	(7)	(3)
Impairment losses on investment securities	—	309
Net realized loss on derivatives	125	319
Amortization of intangible assets	88	108
Compensation expense on ESOP and MRP	390	322
Increases in Bank owned life insurance	(171)	(186)
Decrease in accrued interest receivable	666	800
Decrease in prepaid FDIC assessment	440	448
Increase in prepaid expenses and other assets	(587)	(2,159)
Increase in accrued expenses and other liabilities	1,214	243
Gain on sale of real estate acquired through foreclosure	(5)	(21)
Writedown of real estate held for investment	—	852
Other	(425)	31

Net cash provided by operating activities	6,841	5,365

Investing activities:
Loan originations	(42,541)	(40,922)
Purchases of:
Securities available for sale	(108,618)	(54,006)
Premises and equipment	(555)	(146)
Principal repayments of:
Loans receivable	45,569	43,266
Securities available for sale	70,659	55,159
Proceeds from the sale of:
Real estate acquired through foreclosure	150	231
Redemption of FHLB stock	1,305	—
Funding of real estate held for investment	(2,074)	(2,276)
Proceeds from real estate held for investment	2,017	1,693

Net cash (used in) provided by investing activities	(34,088)	2,999

Financing activities:
Net increase in deposits	42,086	34,690
Proceeds from long-term borrowings	7,198	42,993
Repayments of long-term borrowings	(50,000)	(70,000)
Net increase (decrease) in short-term borrowings	8,741	(16,094)
Proceeds received from exercise of stock options	94	92
Dividends paid	(1,203)	(1,204)
Payments to acquire treasury stock	(374)	(101)
Stock purchased by ESOP	(381)	(78)

Net cash provided by (used in) financing activities	6,161	(9,702)

Net decrease in cash equivalents	(21,086)	(1,338)
Cash equivalents at beginning of period	35,707	16,300

Cash equivalents at end of period	$14,621	$14,962

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2011	2010

Supplemental information:

Interest paid	$9,118	$11,164
Income taxes paid	518	311

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	—	192
Transfers from loan originations to proceeds on real estate held for investment	654	905
Dividends declared but not paid	1,267	1,204
Securities receivable	2,187	13,844

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2010, as contained in the Company’s 2010 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2011, the Company was doing business through 24 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three months ended March 31, 2011 and March 31, 2010, the Company recorded approximately $100,000 and $71,000 respectively, in compensation expense and a tax benefit of $6,535 and $4,800 respectively, related to its share-based compensation awards that are expected to vest in 2011. As of March 31, 2011, there was approximately $725,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

As required by GAAP, cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows.

Financial Instruments

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. Interest rate swaps and interest rate caps are the primary instruments the Company uses for interest rate risk management. Derivative instruments are recorded at fair value as either part of prepaid expenses and other assets or accrued expenses and other liabilities on the consolidated statements of financial condition. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company formally documents the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy, before undertaking an accounting hedge. To qualify for hedge accounting, the derivatives and related hedged items must be designated as a hedge at inception of the hedge relationship. For accounting hedge relationships, we formally assess, both at the inception of the hedge and on an ongoing basis, if the derivatives are highly effective in offsetting designated changes in the fair value or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective, hedge accounting is discontinued.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. To the extent the change in fair value of the derivative does not offset the change in fair value of the hedged item, the difference or ineffectiveness is reflected in earnings in the same financial statement category as the hedged item.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in OCI and subsequently reclassified to earnings when the hedged transaction affects earnings and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

At March 31, 2011 there were fifteen interest rate cap contracts outstanding with notional amounts totaling $150.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

During the second and third quarters of fiscal year 2009, the Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which become floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of March 31, 2011 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2011 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at March 31, 2011:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.31%	2/10/2018	—	$1,568
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.31%	2/10/2018	—	914

	$35,000					—	$2,482

*	Variable receive rate based upon contract rates in effect at March 31, 2011

Recent Accounting and Regulatory Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in footnote 3 “Loans Receivable”.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in footnote 9 “Fair Value”.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2011:
Trust preferred securities	$46,468	$134	$(6,595)	$40,007
Municipal securities	168,909	2,413	(3,788)	167,534
Equity securities	2,022	523	(13)	2,532
Corporate bonds	101,475	3,693	—	105,168
Mortgage-backed securities
U.S. sponsored entities	757,972	31,712	(2,232)	787,452
Private label	11,429	450	(16)	11,863

Subtotal mortgage-backed securities	769,401	32,162	(2,248)	799,315

Total securities	$1,088,275	$38,925	$(12,644)	$1,114,556

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662
Mortgage-backed securities
U.S. sponsored entities	706,034	33,752	(1,524)	738,262
Private label	12,446	463	(164)	12,745

Subtotal mortgage-backed securities	718,480	34,215	(1,688)	751,007

Total securities	$1,050,712	$40,605	$(13,645)	$1,077,672

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011:

As of March 31, 2011

(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	9	$37,876	$6,595	9	$37,876	$6,595

Municipal securities	69	54,843	2,509	21	21,231	1,279	90	76,074	3,788

Equity securities	—	—	—	1	125	13	1	125	13

Mortgage-backed securities

U.S. sponsored entities	40	172,473	2,229	1	1,456	3	41	173,929	2,232

Private label	—	—	—	1	1,600	16	1	1,600	16

Subtotal mortgage-backed securities	40	172,473	2,229	2	3,056	19	42	175,529	2,248

Total	109	$227,316	$4,738	33	$62,288	$7,906	142	$289,604	$12,644

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010:

As of December 31, 2010

(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	10	$37,360	$7,607	10	$37,360	$7,607

Municipal securities	85	67,411	2,750	21	19,773	1,592	106	87,184	4,342

Equity securities	—	—	—	1	130	8	1	130	8

Mortgage-backed securities

U.S. sponsored entities	21	87,741	1,524	—	—	—	21	87,741	1,524

Private label	—	—	—	3	3,914	164	3	3,914	164

Subtotal mortgage-backed securities	21	87,741	1,524	3	3,914	164	24	91,655	1,688

Total	106	$155,152	$4,274	35	$61,177	$9,371	141	$216,329	$13,645

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at

March 31, 2011, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI charges during the quarter ended March 31, 2011.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that seven of these financial institutions are currently deferring interest payments. In addition, two financial institutions have defaulted. Currently seven of the sixteen financial institutions are performing. Five of the seven financial institutions that are deferring interest payments as of March 2011 either lost money or broke even for the most recently reported quarter. Four of the seven financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were six financial institutions (including five of the seven deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. However, during the fourth quarter of 2010, two financial institutions that are currently deferring interest payments were able to raise capital to further strengthen their capital positions. The Company has factored this into the current quarter analysis and has found no additional credit impairment as of March 31, 2011.

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

The following table summarizes scheduled maturities of the Company’s securities as of March 31, 2011 and December 31, 2010 excluding equity securities which have no maturity dates:

As of March 31, 2011

(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	3.77%	$26,807	$27,191
Due from one year to five years	5.14%	64,329	68,202
Due from five to ten years	4.90%	116,599	122,128
Due after ten years	4.06%	878,518	894,503

	4.21%	$1,086,253	$1,112,024

As of December 31, 2010

(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	5.24%	$39,276	$39,865
Due from one year to five years	5.05%	68,296	72,037
Due from five to ten years	4.86%	124,832	130,678
Due after ten years	4.08%	816,884	833,242

	4.28%	$1,049,288	$1,075,822

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(In thousands)	March 31, 2011	December 31, 2010

Mortgage loans:
Residential real estate
Single family	$311,202	$314,051
Multi family	31,897	30,091
Construction	47,220	48,687

Total residential real estate	390,319	392,829

Commercial real estate
Commercial	82,194	82,347
Construction	12,793	9,701

Total commercial real estate	94,987	92,048

Subtotal mortgage loans	485,306	484,877

Other loans:
Consumer loans
Home equity loans	71,532	71,645
Dealer auto and RV loans	49,530	50,781
Other loans	9,777	9,960

Total consumer loans	130,839	132,386
Commercial business	42,787	40,431

Subtotal other loans	173,626	172,817

Total loans receivable	658,932	657,694
Less:
Allowance for loan losses	6,597	6,547
Deferred loan fees and net discounts	(2,004)	(1,983)
Loans in process	16,300	12,243

Net loans receivable	$638,039	$640,887

Loans held for sale

Mortgage loans:
Residential - single family	$—	$80

At March 31, 2011 and December 31, 2010, the Company conducted its business through 24 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: commercial business loans, commercial real estate loans, residential real estate loans and consumer loans. The Company sub-segments residential real estate loans into the following three classes: single family, construction and multi-family. Commercial real estate is sub-segmented into commercial and construction classes. The Company also sub-segments the consumer loan portfolio into the following three classes: home equity, dealer automobile and recreational vehicle (RV) and other consumer loans. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three year period for all portfolio segments. Certain qualitative factors are then added to the historical loss percentages to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed for each portfolio segment:

•	Levels of and trends in delinquencies and nonaccruals

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Trends in volume and terms

•	Experience depth and ability of management

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first quarter of 2011, the qualitative factors for changes in levels of and trends in delinquencies were increased for residential mortgages, commercial real estate and commercial business loans. Changes in portfolio volumes during 2011 resulted in a reduction to the related factors for all residential real estate loans.

In terms of the Company’s loan portfolio, the consumer, commercial business and commercial real estate loans are deemed to have more risk than the residential real estate loans in the portfolio. The commercial loans not secured by real estate are highly dependent on the borrowers’ financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. Within the consumer loan portfolio, the dealer auto and RV loans have historically carried more risk than the other segments of the consumer portfolio.

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $6.6 million adequate to cover loan losses inherent in the loan portfolio, at March 31, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended March 31, 2011 and December 31, 2010. The table reflects two primary differences between the periods. The commercial loans evaluated for impairment were reduced as a result of a settlement in regards to a loan to a local automobile dealer. The residential loans evaluated for impairment were impacted by a loan to a local developer to construct 1-4 family residences, which became delinquent during the quarter:

As of March 31, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	177	—	133	—	—	310
Recoveries	12	—	48	—	—	60
Provision	—	—	125	100	75	300
Reallocations	(281)	180	(11)	3	109	—

Ending Balance	$338	$2,011	$1,154	$2,676	$418	$6,597

Ending balance: individually evaluated for impairment	$2	$850	$51	$271	$—	$1,174

Ending balance: collectively evaluated for impairment	$336	$1,175	$1,103	$2,405	$418	$5,423

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$42,787	$94,987	$130,839	$390,319	$—	$658,932

Ending balance: individually evaluated for impairment	$109	$8,505	$155	$2,436	$—	$11,205

Ending balance: collectively evaluated for impairment	$42,678	$86,482	$130,684	$387,883	$—	$647,727

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2010
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$864	$1,620	$1,093	$2,206	$244	$6,027
Charge-offs	58	168	583	177	—	986
Recoveries	1	—	98	3	—	102
Provision	365	350	464	225	—	1,404
Reallocations	(388)	29	53	316	(10)	—

Ending Balance	$784	$1,831	$1,125	$2,573	$234	$6,547

Ending balance: individually evaluated for impairment	$472	$839	$47	$—	$—	$1,358

Ending balance: collectively evaluated for impairment	$312	$992	$1,078	$2,573	$234	$5,189

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$40,431	$92,048	$132,386	$392,829	$—	$657,694

Ending balance: individually evaluated for impairment	$837	$8,432	$155	$—	$—	$9,424

Ending balance: collectively evaluated for impairment	$39,594	$83,616	$132,231	$392,829	$—	$648,270

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The following is a summary of the changes in the allowance for loan losses for the periods ended March 31, 2011 and 2010:

(Dollar amounts in thousands)	2011	2010

Balance, January 1,	$6,547	$6,027
Provision for loan losses	300	354
Charge offs	(310)	(272)
Recoveries	60	26

Balance March 31,	$6,597	$6,135

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of March 31, 2011
(Dollar amounts in thousands)	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$31,897	$38,946	$71,794	$12,793	$42,631
Special Mention	—	5,762	1,930	—	59
Substandard	—	2,241	8,470	—	97
Doubtful	—	—	—	—	—
Loss	—	271	—	—	—

Ending Balance	$31,897	$47,220	$82,194	$12,793	$42,787

As of December 31, 2010
(Dollar amounts in thousands)	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$30,091	$41,302	$71,999	$9,701	$39,483
Special Mention	—	4,876	1,863	—	75
Substandard	—	2,509	8,485	—	403
Doubtful	—	—	—	—	—
Loss	—	—	—	—	470

Ending Balance	$30,091	$48,687	$82,347	$9,701	$40,431

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of March 31, 2011
(Dollar amounts in thousands)	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$307,066	$70,918	$49,295	$9,647
Nonperforming	4,136	614	235	130

Total	$311,202	$71,532	$49,530	$9,777

As of December 31, 2010
(Dollar amounts in thousands)	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$311,092	$71,011	$50,563	$9,889
Nonperforming	2,959	634	218	71

Total	$314,051	$71,645	$50,781	$9,960

Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Non-performing loans, which include non-accrual loans and TDRs, were $16.2 million and $13.2 million at March 31, 2011 and December 31, 2010. The TDRs amounted to $7.5 million at March 31, 2011 and December 31, 2010. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of March 31, 2011 and December 31, 2010.

(Dollar amounts in thousands)							Recorded Investment >
As of March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	90 Days and Accruing

Residential real estate
Single family	$1,661	$36	$4,136	$5,833	$305,369	$311,202	$—
Construction	—	—	2,436	2,436	44,784	47,220	—
Multi-family	130	—	—	130	31,767	31,897	—
Commercial Real Estate
Commercial	494	88	1,192	1,774	80,420	82,194	—
Construction	—	—	—	—	12,793	12,793	—
Consumer
Consumer - home equity	35	—	459	494	71,038	71,532	—
Consumer - dealer auto and RV	430	73	235	738	48,792	49,530	—
Consumer - other	26	65	130	221	9,556	9,777	—
Commercial	2	—	109	111	42,676	42,787	—

Total	$2,778	$262	$8,697	$11,737	$647,195	$658,932	$—

(Dollar amounts in thousands)
As of December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Investment > 90 Days and Accruing

Residential real estate
Single family	$2,440	$879	$2,959	$6,278	$307,773	$314,051	$—
Construction	—	2,431	13	2,444	46,243	48,687	—
Multi-family	—	—	—	—	30,091	30,091	—
Commercial Real Estate
Commercial	133	48	1,106	1,287	81,060	82,347	—
Construction	—	—	—	—	9,701	9,701	—
Consumer
Consumer - home equity	181	58	479	718	70,927	71,645	—
Consumer - dealer auto and RV	872	219	218	1,309	49,472	50,781	—
Consumer - other	48	83	71	202	9,758	9,960	—
Commercial	26	—	837	863	39,568	40,431	—

Total	$3,700	$3,718	$5,683	$13,101	$644,593	$657,694	$—

Impaired Loans

Management considers commercial loans and commercial real estate loans which are 90 days or more past due to be impaired. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with GAAP. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses. The Company collectively reviews all residential real estate and consumer loans for impairment.

The following tables are the recorded investment and unpaid principal balances for impaired loans receivable as of March 31, 2011 and December 31, 2010 with the associated allowance for loan losses amount, if applicable.

(Dollar amounts in thousands)
As of March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,152	$1,259	$—	$1,159	$6
Commercial business loans	93	140	—	112	2

With an allowance recorded:
Residential real estate
Construction	2,436	2,436	271	1,825	—
Commercial real estate
Commercial real estate	7,353	7,353	850	7,318	138
Consumer loans
Home equity	155	155	51	155	2
Commercial business loans	17	17	2	354	—

Total:
Residential Real Estate	2,436	2,436	271	1,825	—
Commercial Real Estate	8,505	8,612	850	8,477	144
Consumer	155	155	51	155	2
Commercial	109	157	2	466	2

(Dollar amounts in thousands)
As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,162	$1,269	$—	$732	$57
Commercial business loans	145	192	—	195	4

With an allowance recorded:
Commercial real estate
Commercial real estate	7,270	7,270	839	1,198	564
Consumer loans
Home equity	155	155	47	24	10
Commercial business loans	692	692	472	75	21

Total:
Commercial Real Estate	8,432	8,539	839	1,930	621
Consumer	155	155	47	24	10
Commercial	837	884	472	270	25

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of March 31, 2011 and December 31, 2010. The balances are presented by class of loans:

(Dollar amounts in thousands)	March 31, 2011	December 31, 2010
Commercial	$109	$837
Commercial Real Estate	8,505	8,432
Consumer
Consumer - Home Equity	614	634
Consumer - Dealer auto and RV	235	218
Consumer - other	130	71
Residential	6,572	2,959

Total	$16,165	$13,151

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2011		December 31, 2010
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$85,487	8.1%	$84,272	8.3%
NOW account deposits	139,839	13.3%	128,020	12.6%
Money Market deposits	36,444	3.5%	32,759	3.2%
Passbook account deposits	150,042	14.1%	136,730	13.6%
Time deposits	642,919	61.0%	630,864	62.3%

	$1,054,731	100.0%	$1,012,645	100.0%

Time deposits mature as follows:

Within one year	$378,457	58.9%	$410,474	65.1%
After one year through two years	125,742	19.6%	96,689	15.3%
After two years through three years	63,073	9.8%	62,428	9.9%
After three years through four years	37,566	5.8%	28,949	4.6%
After four years through five years	33,551	5.2%	28,384	4.5%
Thereafter	4,530	0.7%	3,940	0.6%

	$642,919	100.0%	$630,864	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2011		December 31, 2010
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	2.29%	$61,850	2.87%	$71,866
Due beyond 12 months but within 2 years	2.95%	21,755	2.80%	30,684
Due beyond 2 years but within 3 years	3.56%	83,082	3.62%	72,647
Due beyond 3 years but within 4 years	2.87%	57,876	2.89%	90,066
Due beyond 4 years but within 5 years	3.25%	16,811	3.36%	14,613
Due beyond 5 years	3.63%	10,563	3.63%	10,564

		$251,937		$290,440

Repurchase agreements:
Due within 12 months	2.26%	$63,000	1.61%	$38,000
Due beyond 12 months but within 2 years	3.42%	140,000	3.74%	75,000
Due beyond 2 years but within 3 years	3.45%	60,000	3.30%	130,000
Due beyond 3 years but within 4 years	3.28%	20,000	3.07%	40,000
Due beyond 4 years but within 5 years	4.12%	10,000	4.12%	10,000
Due beyond 5 years	4.42%	70,000	4.42%	70,000

		$363,000		$363,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	1,000	—	—
Due beyond 12 months but within 2 years	4.68%	1,000	—	—
Due beyond 2 years but within 3 years	4.68%	1,000	—	—
Due beyond 3 years but within 4 years	4.68%	1,000	—	—
Due beyond 4 years but within 5 years	4.68%	1,000	—	—

		$5,000		$—

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	5,600	6.30%	5,600
Due beyond 5 years	—	—	—	—

		$11,200		$11,200

Treasury tax and loan note payable
Due within 12 months	—	$150	—	$191

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$3,715	3.75%	$4,232

Junior subordinated notes
Due beyond 5 years	2.42%	$46,393	5.44%	$46,393

Included in the $251.9 million of FHLB advances at March 31, 2011 are $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the

Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $363.0 million of Repurchase Agreements (REPOs) are $40.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. The terms and conditions of $30.0 million of these structured REPOs are that the rate is fixed for the entire term of the REPO and the terms and conditions of $10.0 million of these structured REPOs is the rate is fixed for three years and after 3 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining two years. This structured REPO also includes an imbedded cap for the first three year period with a strike rate to the 3 month LIBOR rate. If during the first three years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

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

The Company enters into sales of securities under agreements to repurchase. Such REPO’s are treated as borrowed funds. The dollar amount of the securities underlying the agreements remains in their respective asset accounts.

REPO’s are collateralized by various securities that are either held in safekeeping at the FHLB or delivered to the dealer who arranged the transaction and the Company maintains control of these securities.

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of March 31, 2011 was $423.2 million with an amortized cost of $398.3 million. The market value of the securities as of December 31, 2010 was $426.7 million with an amortized cost of $400.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days as of March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, the Company had REPO’s with Citigroup of $155.0 million, Barclays Capital of $70.0 million, Credit Suisse of $103.0 million, PNC Bank of $5.0 million and Morgan Stanley of $30.0 million.

As of March 31, 2011, the REPO’s with Citigroup had $19.5 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 32 months, Barclays Capital had $7.9 million at risk with a weighted average maturity of 43 months, Credit Suisse had $12.5 million at risk with a weighted average maturity of 34 months, PNC Bank had $924,000 at risk with a weighted average maturity of 12 months and Morgan Stanley had $2.5 million at risk with a weighted average maturity of 35 months.

Borrowings under REPO averaged $364.7 million during the first three months of 2011. The maximum amount outstanding at any month-end was $368.0 million.

The Company, through ESB, has an agreement with the Federal Reserve Bank of Cleveland whereby ESB is an authorized treasury tax loan depository. Under the terms of the note agreement, funds deposited to the Company’s treasury tax and loan account (limited to $150,000 per deposit) accrue interest at a rate of 0.25% below the overnight federal funds rate. The treasury tax loan deposit balance was $150,000 and $191,000 at March 31, 2011 and December 31, 2010, respectively.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income	$3,660	$3,380
Weighted-average common shares outstanding	14,441	14,359

Basic earnings per share	$0.25	$0.24

Weighted-average common shares outstanding	14,441	14,359
Common stock equivalents due to effect of stock options	112	65

Total weighted-average common shares and equivalents	14,553	14,424

Diluted earnings per share	$0.25	$0.23

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 393,959 and 89,219 at March 31, 2011 and March 31, 2010, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 92,016 shares at $12.79 per diluted share expiring November 2013, 100,092 shares at $12.08 per diluted share expiring November 2014 and 151,956 shares at $12.42 per diluted share expiring November 2015 were outstanding as of March 31, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 95,976 shares at $12.79 per diluted share expiring November 2013 and 100,452 shares at $12.08 per diluted share expiring November 2014 were outstanding as of March 31, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of fair value adjustments on securities available for sale, realized gains or losses on securities available for sale, the net fair value adjustment on derivatives and the amortization of pension and post retirement benefits. Other comprehensive income and related tax effects for the indicated periods, consists of:

(Dollar amounts in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net Income before noncontrolling interest:	$3,928	$3,121
Other comprehensive income (loss)- net of tax
Fair value adjustment on securities available for sale, net of tax (benefit) of $231 in 2011 and tax expense of $707 in 2010	(448)	1,372
Securities losses reclassified into earnings, net of tax benefit of $105 in 2010	—	204
Pension and postretirement amortization, net of tax expense of $16 in 2011 and $16 in 2010	30	31
Fair value adjustment on derivatives, net of tax expense of $127 in 2011 and tax (benefit) of ($255) in 2010	247	(494)

Other comprehensive income - net of tax	(171)	1,113

Comprehensive income	3,757	4,234

The components of accumulated OCI, at the end of the respective periods were as follows:

(Dollar amounts in thousands)	March 31, 2011	December 31, 2010

Net unrealized gain on securities available for sale	$17,345	$17,794
Accumulated loss on effective cash flow hedging derivatives	(1,638)	(1,886)
Net unrecognized pension cost	(544)	(574)

Total	$15,163	$15,334

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2011, the participants in the plan had credited service under the SERP ranging from 20 to 32 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2011 and 2010:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Components of net periodic pension cost
Service cost	$16	$15
Interest cost	31	31
Amortization of unrecognized gains and losses	14	14
Amortization of prior service cost	10	11

Net periodic pension cost	$71	$71

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Components of net periodic pension cost
Service cost	$1	$6
Interest cost	10	11
Amortization of prior service cost	22	22

Net periodic pension cost	$33	$39

9.	Fair Value

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,631	$38,376	$40,007
Municipal securities	—	167,534	—	167,534
Equity securities	2,532	—	—	2,532
Corporate bonds	—	105,168	—	105,168
Mortgage backed securities
U.S. sponsored entities	—	787,452	—	787,452
Private label	—	11,863	—	11,863

Subtotal mortgage-backed securites	—	799,315	—	799,315

Total securities available for sale	$2,532	$1,073,648	$38,376	$1,114,556

Other Assets
Interest rate caps	$—	$1,783	$—	$1,783

Total other assets	$—	$1,783	$—	$1,783

Liabilities
Other Liabilities
Interest rate swaps	$—	$2,482	$—	$2,482

Total other liabilities	$—	$2,482	$—	$2,482

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,615	$37,361	$38,976
Municipal securities	—	163,177	—	163,177
Equity securities	1,850	—	—	1,850
Corporate bonds	—	122,662	—	122,662
Mortgage backed securities
U.S. sponsored entities	—	738,262	—	738,262
Private label	—	12,745	—	12,745

Subtotal mortgage-backed securites	—	751,007	—	751,007

Total securities available for sale	$1,850	$1,038,461	$37,361	$1,077,672

Other Assets
Interest rate caps	$—	$725	$—	$725

Total other assets	$—	$725	$—	$725

Liabilities
Other Liabilities
Interest rate swaps	$—	$2,857	$—	$2,857

Total other liabilities	$—	$2,857	$—	$2,857

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 25 to 85 basis points. Liquidity risk adjustments ranged from 15 to 55 basis points where the securities of the 10 largest banks in the United States are assigned 15 to 20 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $19.4 million or 50.5% of the $38.4 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended March 31, 2011 and 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale March 31,
	2011	2010

Beginning balance January 1,	$37,361	$39,003
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	4
Net realized loss on securities available for sale	—	(298)
Included in other comprehensive income	1,012	(1,102)
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance, March 31,	$38,376	$37,607

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended March 31, 2011 and 2010 for Level III assets and liabilities that are still held at March 31, 2011 and 2010.

	Securities available for sale March 31,
	2011	2010

Interest income on securities	$3	$4
Net realized loss on securities available for sale	—	(298)

Total	$3	$(294)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$10,031	$10,031
Loans held for sale	—	—	—	—
Real estate acquired through foreclosure	—	—	899	899
Servicing assets	—	—	20	20

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$8,066	$8,066
Loans held for sale	—	80	—	80
Real estate acquired through foreclosure	—	—	1,083	1,083
Servicing assets	—	—	24	24

10.	Financial Instruments

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

Securities receivable – The carrying amount of securities receivable approximates their fair values.

Loans receivable and held for sale – Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The carrying amounts of loans held for sale approximate their fair values.

Accrued interest receivable and payable – The carrying amounts of accrued interest approximate their fair values.

FHLB stock – FHLB stock is restricted from trading purposes and thus, the carrying value approximates its fair value.

Bank owned life insurance (BOLI) – The fair value of BOLI at March 31, 2011 and December 31, 2010 approximated the cash surrender value of the policies at those dates.

Interest rate cap and interest rate swap contracts – Fair values of interest rate cap and interest rate swap contracts are based on dealer quotes.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of the respective dates:

(Dollar amounts in thousands)	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$14,621	$14,621	$35,707	$35,707
Securities	1,114,556	1,114,556	1,077,672	1,077,672
Securities receivable	2,187	2,187	2,173	2,173
Loans receivable and held for sale	638,039	656,759	640,967	658,989
Accrued interest receivable	8,941	8,941	9,607	9,607
FHLB stock	24,792	24,792	26,097	26,097
Bank owned life insurance	30,269	30,269	30,098	30,098
Interest rate cap contracts	1,783	1,783	725	725

Financial liabilities:
Deposits	1,054,731	1,066,320	1,012,645	1,023,877
Borrowed funds	635,002	664,682	669,063	701,969
Junior subordinated notes	46,393	22,217	46,393	19,897
Advance payment by borrowers for taxes and insurance	2,467	2,467	2,441	2,441
Accrued interest payable	2,340	2,340	2,320	2,320
Interest rate swap contracts	2,482	2,482	2,857	2,857

11.	Subsequent Events

On April 19, 2011 the Company announced a six-for-five stock split of the ESBF common stock payable on May 16, 2011 to the stockholders of record on May 5, 2011. All per share data within this filing has been adjusted to reflect this split.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2010, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 24 branches.

During the three months ended March 31, 2011, the Company reported net income of $3.7 million, an increase of approximately $280,000, or 8.3%, over the same period in the prior year. This increase was primarily due to an increase in non-interest income over the same quarter in the prior year, partially offset by increases to noninterest expense and net income attributable to the noncontrolling interest. The quarter ended March 31, 2010 included write downs of land acquisition and development costs and impairment charges on securities that did not exist in 2011.

The Company is continuing efforts to improve the net interest margin by employing strategies to decrease the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy, the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company purchased structured repurchase agreements (repo’s) with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin.

During the three months ended March 31, 2011, the Company had approximately $50.0 million of wholesale borrowings that matured with a weighted average rate of 3.07% and an original call/maturity of 2.2 years. For purposes of determining the average life of the borrowings, the Company utilizes the call date if applicable. The Company did not take down any wholesale borrowings during the quarter ended March 31, 2011. The borrowings that matured were replaced with the deposit growth of approximately $42.1 million during the quarter.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company’s net income increased $280,000, or 8.3%, to $3.7 million for the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was primarily attributable to an increase to non-interest income of $1.3 million, partially offset by increases to non-interest expense, provision for income taxes and net income attributable to the noncontrolling interest of $507,000, $76,000 and $527,000, respectively.

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

Net interest income increased a nominal $21,000, or 0.2%, to $10.8 million for the three months ended March 31, 2011, compared to $10.8 million for the same period in the prior year.

Interest income. Interest income decreased $2.2 million, or 9.8%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was primarily attributable to decreases in interest earned on loans receivable and securities available for sale of $861,000 and $1.3 million, respectively.

Interest earned on loans receivable decreased $861,000, or 9.0%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in average balance of loans outstanding of $33.4 million, or 4.9%, as well as a decrease to the yield on loans receivable of 23 basis points to 5.48% at March 31, 2011 from 5.71% at March 31, 2010.

Interest earned on securities decreased $1.3 million, or 10.4%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities to 4.54% for the three months ended March 31, 2011 from 4.99% for the three months ended March 31, 2010, as well as a decrease in the average balance of the securities portfolio of $2.0 million, or 0.2%, to $1.1 billion at March 31, 2011.

These changes are reflected in the quarterly rate volume table presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $2.2 million, or 19.3%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease in interest expense was attributable to decreases in interest incurred on deposits and borrowed funds of $580,000 and $1.6 million, respectively.

Interest incurred on deposits decreased $580,000, or 15.2%, for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.38% from 1.74% for the quarters ended March 31, 2011 and 2010, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $62.2 million, or 7.0% to $950.8 million for the three months ended March 31, 2011, compared to $888.7 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.6 million, or 23.1%, for the three months ended March 31, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $126.3 million, or 16.5%, as well as a decrease in the cost of these funds to 3.36% from 3.65%, for the quarters ended March 31, 2011 and 2010, respectively.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended March 31, 2011, the interest incurred on these borrowings decreased by $12,000, or 2.0%, due to a decrease in the cost of these funds to 5.25% from 5.35% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2011				2010
	Average		Yield /		Average		Yield /
	Balance	Interest	Rate		Balance	Interest	Rate

Interest-earning assets:
Taxable securities available for sale	$772,081	$8,160	4.23%		$810,629	$9,765	4.82%
Taxable corporate bonds available for sale	157,642	1,575	4.05%		131,630	1,394	4.29%
Tax-exempt securities available for sale	138,443	1,556	6.81	% (1)	127,861	1,439	6.82	% (1)

	1,068,166	11,291	4.54	% (1)	1,070,120	12,598	4.99	% (1)

Mortgage loans	469,250	6,395	5.45%		492,879	7,003	5.68%
Other loans	150,314	2,040	5.50%		164,926	2,324	5.71%
Tax-exempt loans	23,612	226	5.88	% (1)	18,741	195	6.38	% (1)

	643,176	8,661	5.48	% (1)	676,546	9,522	5.71	% (1)

Cash equivalents	15,304	3	0.08%		13,284	2	0.06%
FHLB stock	25,444	—	—		27,470	—	—

	40,748	3	0.03%		40,754	2	0.02%

Total interest-earning assets	1,752,090	19,955	4.78	% (1)	1,787,420	22,122	5.15	% (1)
Other noninterest-earning assets	157,442	—	—		174,082	—	—

Total assets	$1,909,532	$19,955	4.38	% (1)	$1,961,502	$22,122	4.69	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$310,803	$269	0.35%		$268,158	$210	0.32%
Time deposits	640,039	2,964	1.88%		620,502	3,603	2.36%

	950,842	3,233	1.38%		888,660	3,813	1.74%

FHLB advances	258,263	1,981	3.11%		394,352	3,668	3.77%
Repurchase Agreements	364,667	3,109	3.46%		346,333	3,021	3.54%
Other borrowings	17,833	215	4.89%		26,341	212	3.26%

	640,763	5,305	3.36%		767,026	6,901	3.65%

Preferred securities- fixed	36,083	515	5.79%		36,083	528	5.93%
Preferred securities- adjustable	10,310	85	3.34%		10,310	84	3.30%

	46,393	600	5.25%		46,393	612	5.35%

Total interest-bearing liabilities	1,637,998	9,138	2.26%		1,702,079	11,326	2.70%

Noninterest-bearing demand deposits	85,758	—	—		73,605	—	—
Other noninterest-bearing liabilities	17,275	—	—		16,614	—	—

Total liabilities	1,741,031	9,138	2.13%		1,792,298	11,326	2.56%
Stockholders’ equity	168,501	—	—		169,204	—	—

Total liabilities and equity	$1,909,532	$9,138	1.94%		$1,961,502	$11,326	2.34%

Net interest income		$10,817				$10,796

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.52	% (1)			2.45	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.66	% (1)			2.58	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, between the three month periods ended March 31, 2011 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31,
	2011 versus 2010 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(23)	$(1,284)	$(1,307)
Loans	(459)	(402)	(861)
Cash equivalents	—	1	1
FHLB stock	—	—	—

Total interest-earning assets	(482)	(1,685)	(2,167)

Interest expense:
Deposits	253	(833)	(580)
FHLB advances	(1,118)	(570)	(1,688)
Repurchase agreements	157	(69)	88
Other borrowings	(82)	85	3
Preferred securities	—	(12)	(12)

Total interest-bearing liabilities	(790)	(1,399)	(2,189)

Net interest income	$308	$(286)	$22

Provision for loan losses. The provision for loan losses decreased $54,000 to $300,000 for the quarter ended March 31, 2011 as compared to $354,000 for the same period last year. These provisions were part of the normal operations of the Company for the first quarter of 2011. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2011 amounted to $6.6 million, or 1.0% of the Company’s total loan portfolio, as compared to $6.5 million, or 1.0%, at December 31, 2010. The Company’s allowance for losses on loans as a percentage of non-performing loans was 40.81% and 49.78% at March 31, 2011 and December 31, 2010, respectively.

Non-interest income. Non-interest income increased $1.3 million for the three months ended March 31, 2011 compared to the same period in the prior year. The increase to non-interest income was comprised of increases to income from real estate joint ventures of $908,000 and decreases to impairment losses on investment securities and net realized loss on derivatives of $309,000 and $194,000, respectively, partially offset by a decrease in fees and service charges of $92,000.

Impairment losses on investment securities decreased $309,000 for the three months ended March 31, 2011 compared to the same period in the prior year. During the quarter ended March 31, 2010, the Company took impairment charges of approximately $298,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions, as well as $11,000 on one of its equity investments in community banks. The Company had no impairment losses on securities during the quarter ended March 31, 2011.

Additionally, the Company had a loss on derivatives in 2011 of $125,000 compared to losses in 2010 of $319,000, or a gain of $194,000 between the periods. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased $908,000 for the three months ended March 31, 2011 compared to the same period ended March 31, 2010. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first quarter of 2010, the Company took an impairment charge to land acquisition and development costs of $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge reduced the income recognized during the three months ended March 31, 2010.

Non-interest expense. Non-interest expense increased $507,000, or 7.6%, to $7.2 million for the three months ended March 31, 2011 as compared to $6.7 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and other expenses of $397,000 and $116,000, respectively.

Compensation and employee benefits increased by $397,000, or 10.4%, for the quarter ended March 31, 2011, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to the compensation expense related to stock options and the ESOP.

Other expense increased by $116,000, or 12.7%, for the three months ended March 31, 2011, as compared to the same period in the prior year. This increase was primarily related to losses on the Companies partnership in a tax credit, consulting contracts and employee education expenses.

Provision for income taxes. The provision for income taxes increased $76,000, or 9.3%, to $896,000 for the three months ended March 31, 2011, compared to $820,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 19.7% for the quarter ended March 31, 2011 as compared to 19.5% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $10.9 million, or 0.6%, during the quarter to $1.92 billion at March 31, 2011 from $1.91 billion at December 31, 2010. This increase resulted primarily from increases to securities available for sale, premises and equipment, bank owned life insurance and prepaid expenses and other assets of $36.9 million, or 3.4%, $327,000, or 2.4%, $171,000, or 0.6% and $521,000, or 4.4%, partially offset by decreases in cash and cash equivalents, loans receivable, loans held for sale, accrued interest receivable, FHLB stock, real estate acquired through foreclosure, real estate held for investment and intangible assets of $21.1 million, or 59.1%, $2.8 million, or 0.4%, $80,000, or 100.0%, $666,000 or 6.9%, $1.3 million, or 5.0%, $184,000, or 17.0%, $768,000, or 3.4%, $93,000, or 10.4%. Total non-performing assets increased to $17.2 million at March 31, 2011 compared to $14.4 million at December 31, 2010 and non-performing assets to total assets were 0.89% at March 31, 2011 compared to 0.75% at December 31, 2010. The Company’s total liabilities increased $9.1 million, or 0.5%, to $1.76 billion at March 31, 2011. This increase resulted primarily from an increase in deposits of $42.1 million, or 4.2%, partially offset by a decrease in borrowings of $34.1 million, or 4.8%. Total stockholders’ equity increased $1.8 million, or 1.1%, to $169.1 million at March 31, 2011, from $167.4 million at December 31, 2010. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $3.3 million and a decrease in treasury stock of $3.9 million, partially offset by an increase in unearned employee stock ownership plan shares of $5.0 million and a decrease in accumulated other comprehensive income of $171,000.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $21.1 million, or 59.1%, to $14.6 million at March 31, 2011 from $35.7 million at December 31, 2010. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased by $36.9 million, or 3.4%, to $1.1 billion at March 31, 2011. During the three months ended March 31, 2011, the Company recorded purchases of available for sale securities of $108.6 million, consisting of purchases of fixed-rate mortgage backed securities of $104.6 million, $3.4 million of municipal bonds and $600,000 of equity securities. Partially offsetting these purchases were repayments and maturities of securities of $70.7 million, premium amortizations of $396,000 and a $679,000 decrease in the market value of the portfolio. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio.

The Company’s investment strategy for 2011 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity, the Company secured $115.0 million of wholesale borrowings with embedded interest rate caps totaling $140.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $150.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first three months of 2011, this resulted in approximately $125,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of March 31, 2011, the Company had securities with unrealized losses for greater than twelve months of $7.9 million, as more fully described in footnote 2 “Securities” to the Consolidated Financial Statements included in Item 1. Included in the $7.9 million of unrealized losses was $6.6 million of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $2.8 million, or 0.4%, to $638.0 million at March 31, 2011 from $640.9 million at December 31, 2010. Included in this decrease in loans receivable were decreases in consumer loans of $1.5 million, or 1.2%, which was partially offset by an increase in mortgage loans and commercial business loans of $429,000, or 0.1%, and $2.4 million, or 5.8%, respectively. Additionally the portfolio is affected by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $4.1 million, or 24.3%, during the three months ended March 31, 2011, causing a reduction to the portfolio.

Loans held for sale. Loans held for sale decreased $80,000, or 100.0%, at March 31, 2011. During the three month period the Company originated loans held for sale of approximately $325,000 and sold approximately $412,000, with a resulting gain of approximately $7,000.

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

Non-performing assets amounted to $17.2 million, or 0.89%, of total assets at March 31, 2011 compared to $14.4 million, or 0.75%, of total assets at December 31, 2010. The increase in non-performing assets of approximately $2.8 million was primarily the result of increases in non-performing loans of $3.0 million, partially offset by a decrease to REO of $184,000. The $3.0 million increase in non-performing loans was primarily due a loan to a local developer to construct 1-4 family residences, which became delinquent during the quarter.

FHLB Stock. FHLB stock decreased by $1.3 million, or 5.0%, to $24.8 million at March 31, 2011 compared to $26.1 million at December 31, 2010. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008 the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010 the FHLB partially lifted the suspension with a limited repurchase of excess stock. The dividend suspension remains in effect and no dividends were paid in 2010. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $768,000 or 3.5%, to $21.5 million at March 31, 2011 from $22.3 million at December 31, 2010. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $93,000, or 10.4%, to $802,000 at March 31, 2011 from $895,000 at December 31, 2010. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $332,000, $251,000, $170,000, $110,000 and $8,000 for the years 2011, 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of March 31, 2011 was $30.3 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $521,000, or 4.4%, to $12.3 million at March 31, 2011 from $11.8 million at December 31, 2010. This increase is primarily due to the purchase of six interest rate caps during the quarter at a cost of $1.3 million, partially offset by the sale of an interest rate cap of $189,000 and a decrease in the prepaid FDIC assessment of $440,000, or 9.7%. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $4.5 million at December 31, 2010 and has declined to $4.1 million at March 31, 2011. In addition to this decrease, there were decreases to various receivable accounts.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.1 billion, or 60.8%, of the Company’s total funding sources at March 31, 2011. Total deposits increased $42.1 million, or 4.2%, to $1.1 billion at March 31, 2011 from $1.0 billion at December 31, 2010. Interest-bearing demand deposits increased $28.8 million and time deposits increased $12.1 million, respectively, during the three months ended March 31, 2011, while non-interest bearing deposits increased approximately $1.2 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $30.0 million during the quarter. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 24 branch network. The Company will continue to offer these products to its customers through its 25th branch opening later this year in Cranberry Township, PA.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $34.1 million, or 4.8%, to $681.4 million at March 31, 2011 from $715.5 million at December 31, 2010. FHLB advances decreased $38.5 million, or 13.3%, repurchase agreements remained the same at $363.0 million, other borrowings increased approximately $4.4 million, or 28.4%, while junior subordinated notes remained the same at $46.4 million during the three months ended March 31, 2011. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $171,000, or 5.0%, to $3.2 million at March 31, 2011 from $3.4 million at December 31, 2010. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $1.2 million, or 9.7%, to $13.8 million at March 31, 2011 from $12.6 million at December 31, 2010. This increase was primarily due to the market value fluctuation on the Company’s interest rate swaps as well as increases in various accrued and liability accounts.

Stockholders’ equity. Stockholders’ equity increased $1.8 million, or 1.1%, to $169.1 million at March 31, 2011, from $167.4 million at December 31, 2010. The increase in stockholders’ equity was primarily the result of increases in retained earnings of $3.3 million and a decrease in treasury stock of $3.9 million, partially offset by an increase in unearned employee stock ownership plan shares of $5.0 million and a decrease in accumulated other comprehensive income of $171,000. Average stockholders’ equity to average assets was 8.82%, and book value per share was $11.42 at March 31, 2011 compared to 8.87% and $11.63, respectively, at December 31, 2010.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate and shorter duration mortgage-backed securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans, (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and (iv) the purchase of off-balance sheet interest rate caps and structured borrowings with imbedded caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of March 31, 2011, the implementation of these asset and liability initiatives resulted in the following: (i) $164.6 million or 20.6% of the Company’s portfolio of mortgage-backed securities were secured by ARMs; (ii) $199.7 million or 30.3% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $63.9 million or 19.0% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.9 years and (iv) the Company had $150.0 million in notional amount of interest rate caps and $115.0 million in structured borrowings with $140.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2011, the

Company’s interest-earning assets maturing or repricing within one year totaled $633.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $642.5 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $9.5 million or a negative 0.5% of total assets. At March 31, 2011, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 98.5%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2011 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2011 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income - increase (decrease)	3.81%	6.05%	(5.18%)	N/A

Return on average equity - increase (decrease)	6.75%	10.72%	(9.22%)	N/A

Diluted earnings per share - increase (decrease)	6.99%	11.24%	(9.56%)	N/A

EVE - increase (decrease)	(8.36%)	(19.56%)	(11.69%)	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at

December 31, 2010 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2010 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2010 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP

Net interest income - increase (decrease)	2.88%	4.91%	(4.19%)	N/A

Return on average equity - increase (decrease)	5.25%	8.89%	(7.49%)	N/A

Diluted earnings per share - increase (decrease)	5.38%	9.19%	(7.85%)	N/A

EVE - increase (decrease)	(6.14%)	(14.38%)	(16.73%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $6.8 million for the three months ended March 31, 2011. Net cash provided by operating activities was primarily comprised of net income of $3.9 million and slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $412,000 and origination of loans available for sale of $325,000.

Funds used in investing activities totaled $34.1 million during the three months ended March 31, 2011. Primary uses of funds included $108.6 million for purchases of securities available for sale and $42.5 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $45.6 million and $70.7 million, respectively.

Funds provided by financing activities totaled $6.2 million for the three months ended March 31, 2011. The primary sources of funds included an increase in deposits, proceeds from long-term borrowings and net proceeds from short term borrowings of $42.1 million, $7.2 million and $8.7 million, respectively. These sources were offset by uses of funds for repayments of long-term borrowings, payments of dividends, the purchase of treasury stock and the purchase of ESOP stock of $50.0 million, $1.2 million, $374,000 and $381,000, respectively.

At March 31, 2011, the total approved loan commitments outstanding amounted to $3.8 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $86.2 million and the unadvanced portion of construction loans approximated $16.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $378.5 million.

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

On March 15, 2011 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2011, to shareholders of record at the close of business on March 31, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2011, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 8.2% and 15.3%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2010 in Item 7A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2011. Management believes there have been no material changes in the Company’s market risk since December 31, 2010.

Item 4. Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. During the quarter ended March 31, 2011 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable
(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2011	1,150	$14.86	1,150	430,108
February 1-28, 2011	2,124	14.06	2,124	427,984
March 1-31, 2011	24,031	13.61	24,031	403,953

Totals	27,305	$13.70	27,305	403,953

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: May 6, 2011	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer