Form 10-Q
period 2011-06-30
ESB FINANCIAL CORP
filed 2011-08-08
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐    Not applicable  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No   ☒

Number of shares of common stock outstanding as of July 29, 2011:

Common Stock, $0.01 par value	14,867,348 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash on hand and in banks	$6,068	$5,632
Interest-earning deposits	44,988	30,072
Federal funds sold	19	3

Cash and cash equivalents	51,075	35,707
Securities available for sale; cost of $1,089,843 and $1,050,712	1,125,389	1,077,672
Loans receivable, net of allowance for loan losses of $6,653 and $6,547	639,812	640,887
Loans held for sale	—	80
Accrued interest receivable	9,132	9,607
Federal Home Loan Bank (FHLB) stock	23,552	26,097
Premises and equipment, net	14,564	13,882
Real estate acquired through foreclosure, net	1,329	1,083
Real estate held for investment	19,652	22,293
Goodwill	41,599	41,599
Intangible assets	715	895
Bank owned life insurance	30,441	30,098
Securities receivable	1,518	2,173
Prepaid expenses and other assets	8,939	11,794

Total assets	$1,967,717	$1,913,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,102,261	$1,012,645
FHLB advances	234,106	290,440
Repurchase agreements	363,000	363,000
Other borrowings	18,855	15,623
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	3,105	2,441
Accounts payable for land development	3,026	3,409
Accrued expenses and other liabilities	19,121	12,563

Total liabilities	1,789,867	1,746,514

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,278,045 and 13,805,812 shares issued; 14,841,348 and 12,033,940 shares outstanding	163	138
Additional paid-in capital	102,220	102,229
Treasury stock, at cost; 1,436,697 and 1,771,872 shares	(16,247)	(20,412)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,725)	—
Retained earnings	76,512	70,605
Accumulated other comprehensive income, net	20,671	15,334

Total ESB Financial Corporation’s stockholders’ equity	178,594	167,894
Noncontrolling interest	(744)	(541)

Total stockholders’ equity	177,850	167,353

Total liabilities and stockholders’ equity	$1,967,717	$1,913,867

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$8,754	$9,475	$17,415	$18,997
Taxable securities available for sale	9,851	10,457	19,586	21,617
Tax free securities available for sale	1,592	1,472	3,148	2,910
Deposits with banks and federal funds sold	2	3	5	5

Total interest income	20,199	21,407	40,154	43,529

Interest expense:
Deposits	3,083	3,601	6,316	7,414
Borrowed funds	5,290	6,389	10,595	13,290
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	606	613	1,206	1,225

Total interest expense	8,979	10,603	18,117	21,929

Net interest income	11,220	10,804	22,037	21,600
Provision for loan losses	200	200	500	554

Net interest income after provision for loan losses	11,020	10,604	21,537	21,046

Noninterest income:
Fees and service charges	871	987	1,691	1,899
Net (loss) gain on sale of loans	(1)	2	6	5
Increase of cash surrender value of bank owned life insurance	172	189	343	375
Net realized gain on securities available for sale	532	—	532	—
Total other-than-temporary impairment losses	—	(691)	—	(1,000)
Portion of loss recognized in other comprehensive income before taxes	—	419	—	419

Net impairment losses on investment securities	—	(272)	—	(581)
Net realized loss on derivatives	(744)	(414)	(868)	(733)
Income (loss) from real estate joint ventures	698	939	1,162	495
Other	150	154	301	298

Total noninterest income	1,678	1,585	3,167	1,758

Noninterest expense:
Compensation and employee benefits	4,101	3,832	8,322	7,656
Premises and equipment	633	604	1,357	1,307
Federal deposit insurance premiums	314	501	782	979
Data processing	578	531	1,150	1,058
Amortization of intangible assets	81	102	169	210
Advertising	158	161	236	281
Other	1,158	982	2,189	1,896

Total noninterest expense	7,023	6,713	14,205	13,387

Income before income taxes	5,675	5,476	10,499	9,417
Provision for income taxes	1,160	1,100	2,056	1,920

Net income before noncontrolling interest	4,515	4,376	8,443	7,497
Less: net income attributable to the noncontrolling interest	230	407	498	148

Net income attributable to ESB Financial Corporation	$4,285	$3,969	$7,945	$7,349

Net income per share (1)
Basic	$0.30	$0.28	$0.55	$0.51
Diluted	$0.29	$0.27	$0.55	$0.51
Cash dividends declared per share (1)	$0.10	$0.08	$0.18	$0.17
Weighted average shares outstanding (1)	14,436,606	14,380,016	14,438,363	14,369,349
Weighted average shares and share equivalents outstanding (1)	14,558,751	14,471,566	14,555,719	14,447,686

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split paid on May 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2011 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2011	$138	$102,229	$(20,412)	$—	$70,605	$15,334	$(541)	$167,353

Comprehensive results:
Net income	—	—	—	—	7,945	—	498	8,443
Other comprehensive results, net	—	—	—	—	—	5,688	—	5,688
Reclassification adjustment	—	—	—	—	—	(351)	—	(351)

Total comprehensive results	—	—	—	—	7,945	5,337	498	13,780
Cash dividends at $0.18 per share (1)	—	—	—	—	(2,647)	—	—	(2,647)
Six-for-five stock split, payment in lieu of fractional shares	25	(33)	—	—	—	—	—	(8)
Purchase of treasury stock, at cost (36,326 shares)	—	—	(515)	—	—	—	—	(515)
Reissuance of treasury stock for stock option exercises (43,202 shares)	—	—	529	—	(240)	—	—	289
Compensation expense ESOP	—	388	—	275	—	—	—	663
Additional ESOP shares purchased	—	(397)	—	—	—	—	—	(397)
Tax effect of compensatory stock options	—	18	—	—	—	—	—	18
Purchase of 328,299 shares of treasury stock for ESOP	—	—	4,151	(5,000)	849	—	—	—
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(701)	(701)
Accrued compensation expense MRP	—	15	—	—	—	—	—	15

Balance at June 30, 2011	$163	$102,220	$(16,247)	$(4,725)	$76,512	$20,671	$(744)	$177,850

(1)	Per share data has been adjusted to reflect the six-for-five stock split paid on May 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$8,443	$7,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	467	444
Provision for loan losses	500	554
Amortization of premiums and accretion of discounts	1,077	1,163
Origination of loans available for sale	(325)	(455)
Proceeds from sale of loans available for sale	411	434
Gain on sale of loans available for sale	(6)	(5)
Net gain on sale of securities available for sale	(532)	—
Impairment losses on investment securities	—	581
Net realized loss on derivatives	868	733
Amortization of intangible assets	169	210
Compensation expense on ESOP and MRP	678	582
Increases in Bank owned life insurance	(343)	(375)
Decrease in accrued interest receivable	475	347
Decrease in prepaid FDIC assessment	727	917
Increase in prepaid expenses and other assets	(1,323)	(3,155)
Increase in accrued expenses and other liabilities	4,040	1,456
Gain on sale of real estate acquired through foreclosure	(5)	(28)
Writedown of real estate held for investment	—	852
Other	(133)	253

Net cash provided by operating activities	15,188	12,005

Investing activities:
Loan originations	(80,144)	(81,377)
Purchases of:
Securities available for sale	(157,447)	(117,227)
Premises and equipment	(1,149)	(769)
Principal repayments of:
Loans receivable	81,990	87,713
Securities available for sale	113,090	144,087
Proceeds from the sale of:
Securities available for sale	5,026	—
Real estate acquired through foreclosure	160	418
Redemption of FHLB stock	2,545	—
Funding of real estate held for investment	(4,316)	(5,356)
Proceeds from real estate held for investment	4,436	3,001

Net cash (used in) provided by investing activities	(35,809)	30,490

Financing activities:
Net increase in deposits	92,134	51,015
Proceeds from long-term borrowings	8,669	55,810
Repayments of long-term borrowings	(60,250)	(115,236)
Net increase (decrease) in short-term borrowings	(1,521)	(16,631)
Proceeds received from exercise of stock options	307	258
Dividends paid	(2,438)	(2,408)
Payments to acquire treasury stock	(515)	(483)
Stock purchased by ESOP	(397)	(78)

Net cash provided by (used in) financing activities	35,989	(27,753)

Net increase in cash equivalents	15,368	14,742
Cash equivalents at beginning of period	35,707	16,300

Cash equivalents at end of period	$51,075	$31,042

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2011	2010
Supplemental information:

Interest paid	$17,523	$21,823
Income taxes paid	1,512	2,313

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	522	368
Transfers from accrued expenses and other liabilities to deposits	2,518	2,600
Transfers from loan originations to proceeds on real estate held for investment	2,138	4,226
Dividends declared but not paid	1,484	1,204

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

The results of operations for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2011, the Company was doing business through 24 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2011, the Company recorded approximately $96,000 and $196,000, respectively, in compensation expense and a tax benefit of $6,500 and $13,100, respectively, related to our share-based compensation awards that are expected to vest in 2011. During the three and six months ended June 30, 2010, the Company recorded approximately $71,000 and $142,000, respectively, in compensation expense and a tax benefit of $4,800 and $9,700, respectively, related to our share-based compensation awards that are expected to vest in 2010. As of June 30, 2011, there was approximately $666,300 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (OCI) and subsequently reclassified to earnings when the hedged transaction affects earnings and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

At June 30, 2011 there were sixteen interest rate cap contracts outstanding with notional amounts totaling $160.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which become floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of June 30, 2011 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2011 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at June 30, 2011:

(Dollars in thousands)	Notional Amount	Effective Date	Pay Rate	Receive Rate (*)	Maturity Date	Unrealized
						Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.27%	2/10/2018	—	$2,117
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.27%	2/10/2018	—	1,331

	$35,000					—	$3,448

*	Variable receive rate based upon contract rates in effect at June 30, 2011

Recent Accounting and Regulatory Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2011:
Trust preferred securities	$45,969	$185	$(6,794)	$39,360
Municipal securities	169,899	4,219	(1,301)	172,817
Equity securities	2,041	378	(28)	2,391
Corporate bonds	101,566	3,626	—	105,192
Mortgage-backed securities
U.S. sponsored entities	759,655	35,568	(605)	794,618
Private label	10,713	399	(101)	11,011

Subtotal mortgage-backed securities	770,368	35,967	(706)	805,629

Total securities	$1,089,843	$44,375	$(8,829)	$1,125,389

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662
Mortgage-backed securities
U.S. sponsored entities	706,034	33,752	(1,524)	738,262
Private label	12,446	463	(164)	12,745

Subtotal mortgage-backed securities	718,480	34,215	(1,688)	751,007

Total securities	$1,050,712	$40,605	$(13,645)	$1,077,672

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011:

As of June 30, 2011
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$37,681	$6,794	9	$37,681	$6,794
Municipal securities	44	39,682	1,301	—	—	—	44	39,682	1,301
Equity securities	2	707	24	1	133	4	3	840	28
Mortgage-backed securities
U.S. sponsored entities	20	81,714	605	—	—	—	20	81,714	605
Private label	3	3,634	101	—	—	—	3	3,634	101

Subtotal mortgage-backed securities	23	85,348	706	—	—	—	23	85,348	706

Total	69	$125,737	$2,031	10	$37,814	$6,798	79	$163,551	$8,829

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2011, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI charges during either the quarter or six month period ended June 30, 2011.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that seven of these financial institutions are currently deferring interest payments. In addition, two financial institutions have defaulted. Currently seven of the sixteen financial institutions are performing. Three of the seven financial institutions that are deferring interest payments as of June 2011 either lost money or broke even for the most recently reported quarter. Four of the seven financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were six financial institutions (including five of the seven deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. However, during the fourth quarter of 2010, two financial institutions that are currently deferring interest payments were able to raise capital to further strengthen their capital positions and were able to report earnings during the most recently reported quarter. The Company has factored this into the current quarter analysis and has found no additional credit impairment as of June 30, 2011.

Because of the subprime crisis current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s eight stand alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to the lack of liquidity for resale of this investment type and the absence of reliable pricing information. This method is described more fully in footnote 9, “Fair Value”.

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2011 and December 31, 2010 excluding equity securities which have no maturity dates:

As of June 30, 2011
(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	4.95%	$36,823	$37,649
Due from one year to five years	4.60%	52,542	55,815
Due from five to ten years	5.01%	125,854	132,866
Due after ten years	4.01%	872,583	896,668

	4.19%	$1,087,802	$1,122,998

As of December 31, 2010
(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	5.24%	$39,276	$39,865
Due from one year to five years	5.05%	68,296	72,037
Due from five to ten years	4.86%	124,832	130,678
Due after ten years	4.08%	816,884	833,242

	4.28%	$1,049,288	$1,075,822

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the period ended June 30, 2011 was $5.0 million resulting in gross realized gains of $532,000. There were no gross realized losses during the period and there were no security sales in the period ended June 30, 2010.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(In thousands)	June 30, 2011	December 31, 2010
Mortgage loans:
Residential real estate
Single family	$311,150	$314,051
Multi family	47,415	30,091
Construction	31,679	48,687

Total residential real estate	390,244	392,829
Commercial real estate
Commercial	86,055	82,347
Construction	8,393	9,701

Total commercial real estate	94,448	92,048

Subtotal mortgage loans	484,692	484,877

Other loans:
Consumer loans
Home equity loans	71,734	71,645
Dealer auto and RV loans	50,266	50,781
Other loans	9,633	9,960

Total consumer loans	131,633	132,386
Commercial business	42,903	40,431

Subtotal other loans	174,536	172,817

Total loans receivable	659,228	657,694
Less:
Allowance for loan losses	6,653	6,547
Deferred loan fees and net discounts	(2,103)	(1,983)
Loans in process	14,866	12,243

Net loans receivable	$639,812	$640,887

Loans held for sale

Mortgage loans:
Residential - single family	$—	$80

At June 30, 2011 and December 31, 2010, the Company conducted its business through 24 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first six months of 2011, the qualitative factors for changes in levels of and trends in delinquencies were increased for residential mortgages and commercial loans. Changes in portfolio volumes during 2011 resulted in a reduction to the related factors for all residential real estate loans.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at June 30, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended June 30, 2011 and December 31, 2010. The table reflects two primary differences between the periods. The commercial loans evaluated for impairment were reduced as a result of a settlement in regards to a loan to a local automobile dealer. The residential loans evaluated for impairment were impacted by a loan to a local developer to construct 1-4 family residences, which became delinquent during the quarter:

As of June 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
(Dollar amounts in thousands)
Allowance for loan losses:
Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	178	—	267	58	—	503
Recoveries	24	—	84	1	—	109
Provision	—	25	225	175	75	500
Reallocations	(263)	171	(59)	(55)	206	—

Ending Balance	$367	$2,027	$1,108	$2,636	$515	$6,653

Ending balance: individually evaluated for impairment	$—	$850	$50	$406	$—	$1,306

Ending balance: collectively evaluated for impairment	$367	$1,177	$1,058	$2,230	$515	$5,347

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending Balance	$42,903	$94,448	$131,633	$390,244	$—	$659,228

Ending balance: individually evaluated for impairment	$42	$8,494	$154	$2,341	$—	$11,031

Ending balance: collectively evaluated for impairment	$42,861	$85,954	$131,479	$387,903	$—	$648,197

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
(Dollar amounts in thousands)
Allowance for loan losses:
Beginning balance	$864	$1,620	$1,093	$2,206	$244	$6,027
Charge-offs	58	168	583	177	—	986
Recoveries	1	—	98	3	—	102
Provision	365	350	464	225	—	1,404
Reallocations	(388)	29	53	316	(10)	—

Ending Balance	$784	$1,831	$1,125	$2,573	$234	$6,547

Ending balance: individually evaluated for impairment	$472	$839	$47	$—	$—	$1,358

Ending balance: collectively evaluated for impairment	$312	$992	$1,078	$2,573	$234	$5,189

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending Balance	$40,431	$92,048	$132,386	$392,829	$—	$657,694

Ending balance: individually evaluated for impairment	$837	$8,432	$155	$—	$—	$9,424

Ending balance: collectively evaluated for impairment	$39,594	$83,616	$132,231	$392,829	$—	$648,270

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The following is a summary of the changes in the allowance for loan losses for the periods ended June 30, 2011 and 2010:

(Dollar amounts in thousands)	2011	2010
Balance, January 1,	$6,547	$6,027
Provision for loan losses	500	554
Charge offs	(503)	(384)
Recoveries	109	61

Balance June 30,	$6,653	$6,258

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of June 30, 2011
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$31,679	$38,978	$75,752	$8,393	$42,759
Special Mention	—	6,020	1,856	—	65
Substandard	—	2,011	8,447	—	79
Doubtful	—	—	—	—	—
Loss	—	406	—	—	—

Ending Balance	$31,679	$47,415	$86,055	$8,393	$42,903

As of December 31, 2010
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$30,091	$41,302	$71,999	$9,701	$39,483
Special Mention	—	4,876	1,863	—	75
Substandard	—	2,509	8,485	—	403
Doubtful	—	—	—	—	—
Loss	—	—	—	—	470

Ending Balance	$30,091	$48,687	$82,347	$9,701	$40,431

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of June 30, 2011
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer
Performing	$305,677	$71,045	$50,151	$9,531
Nonperforming	5,473	689	115	102

Total	$311,150	$71,734	$50,266	$9,633

As of December 31, 2010
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$311,092	$71,011	$50,563	$9,889
Nonperforming	2,959	634	218	71

Total	$314,051	$71,645	$50,781	$9,960

Nonperforming loans also include certain loans that have been modified and classified as troubled debt restructuring (TDR) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Non-performing loans, which include non-accrual loans and TDRs, were $14.9 million and $13.2 million at June 30, 2011 and December 31, 2010. The TDRs amounted to $7.6 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of June 30, 2011 and December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment >
(Dollar amounts in thousands)
As of June 30, 2011
							90 Days and Accruing

Residential real estate
Single family	$1,794	$173	$3,132	$5,099	$306,051	$311,150	$—
Construction	—	—	2,341	2,341	45,074	47,415	—
Multi-family	—	—	—	—	31,679	31,679	—
Commercial Real Estate
Commercial	30	562	1,030	1,622	84,433	86,055	—
Construction	—	—	—	—	8,393	8,393	—
Consumer
Consumer - home equity	84	15	535	634	71,100	71,734	—
Consumer - dealer auto and RV	442	89	115	646	49,620	50,266	—
Consumer - other	35	20	102	157	9,476	9,633	—
Commercial	2,742	26	55	2,823	40,080	42,903	—

Total	$5,127	$885	$7,310	$13,322	$645,906	$659,228	$—

(Dollar amounts in thousands)
As of December 31, 2010							Investment >
	30-59 Days Past Due	60-89 Days Past Due	90 D1ays Or Greater	Total Past Due	Current	Total Loans Receivable	90 Days and Accruing

Residential real estate
Single family	$2,440	$879	$2,959	$6,278	$307,773	$314,051	$—
Construction	—	2,431	13	2,444	46,243	48,687	—
Multi-family	—	—	—	—	30,091	30,091	—
Commercial Real Estate
Commercial	133	48	1,106	1,287	81,060	82,347	—
Construction	—	—	—	—	9,701	9,701	—
Consumer
Consumer - home equity	181	58	479	718	70,927	71,645	—
Consumer - dealer auto and RV	872	219	218	1,309	49,472	50,781	—
Consumer - other	48	83	71	202	9,758	9,960	—
Commercial	26	—	837	863	39,568	40,431	—

Total	$3,700	$3,718	$5,683	$13,101	$644,593	$657,694	$—

Impaired Loans

Management considers commercial loans, commercial real estate loans and development loans which are 90 days or more past due to be impaired. Larger commercial loans, commercial real estate loans and development loans which are 60 days or more past due are selected for impairment testing in accordance with GAAP. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses. The Company collectively reviews all residential real estate and consumer loans for impairment.

The following tables are the recorded investment and unpaid principal balances for impaired loans receivable as of June 30, 2011 and December 31, 2010 with the associated allowance for loan losses amount, if applicable.

(Dollar amounts in thousands)
As of June 30, 2011		Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	Recorded Investment

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,128	$1,235	$—	$1,149	$10
Commercial business loans	42	54	—	93	6

With an allowance recorded:
Residential real estate
Construction	2,341	2,341	406	2,046	—
Commercial real estate
Commercial real estate	7,366	7,354	850	7,339	276
Consumer loans
Home equity	154	154	50	155	4
Commercial business loans	—	—	—	205	2

Total:
Residential Real Estate	2,341	2,341	406	2,046	—
Commercial Real Estate	8,494	8,589	850	8,488	286
Consumer	154	154	50	155	4
Commercial	42	54	—	298	8

(Dollar amounts in thousands)
As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,162	$1,269	$—	$732	$57
Commercial business loans	145	192	—	195	4

With an allowance recorded:
Commercial real estate
Commercial real estate	7,270	7,270	839	1,198	564
Consumer loans
Home equity	155	155	47	24	10
Commercial business loans	692	692	472	75	21

Total:
Commercial Real Estate	8,432	8,539	839	1,930	621
Consumer	155	155	47	24	10
Commercial	837	884	472	270	25

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of June 30, 2011 and December 31, 2010. The balances are presented by class of loans:

(Dollar amounts in thousands)	June 30, 2011	December 31, 2010
Commercial	$55	$837
Commercial Real Estate	8,481	8,432
Consumer
Consumer - Home Equity	689	634
Consumer - Dealer auto and RV	115	218
Consumer - other	102	71
Residential	5,473	2,959

Total	$14,915	$13,151

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2011		December 31, 2010
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$87,527	7.9%	$84,272	8.3%
NOW account deposits	180,564	16.4%	128,020	12.6%
Money Market deposits	40,575	3.7%	32,759	3.2%
Passbook account deposits	149,503	13.6%	136,730	13.6%
Time deposits	644,092	58.4%	630,864	62.3%

	$1,102,261	100.0%	$1,012,645	100.0%

Time deposits mature as follows:
Within one year	$367,617	57.1%	$410,474	65.1%
After one year through two years	128,913	20.0%	96,689	15.3%
After two years through three years	70,887	11.0%	62,428	9.9%
After three years through four years	32,995	5.1%	28,949	4.6%
After four years through five years	38,913	6.0%	28,384	4.5%
Thereafter	4,767	0.8%	3,940	0.6%

	$644,092	100.0%	$630,864	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2011		December 31, 2010
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	2.67%	$52,550	2.87%	$71,866
Due beyond 12 months but within 2 years	3.58%	37,656	2.80%	30,684
Due beyond 2 years but within 3 years	3.45%	89,203	3.62%	72,647
Due beyond 3 years but within 4 years	2.83%	35,854	2.89%	90,066
Due beyond 4 years but within 5 years	2.15%	8,815	3.36%	14,613
Due beyond 5 years	3.60%	10,028	3.63%	10,564

		$234,106		$290,440

Repurchase agreements:
Due within 12 months	2.26%	$63,000	1.61%	$38,000
Due beyond 12 months but within 2 years	3.46%	160,000	3.74%	75,000
Due beyond 2 years but within 3 years	3.30%	50,000	3.30%	130,000
Due beyond 3 years but within 4 years	3.65%	20,000	3.07%	40,000
Due beyond 4 years but within 5 years	—	—	4.12%	10,000
Due beyond 5 years	4.42%	70,000	4.42%	70,000

		$363,000		$363,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.68%	$1,000	—	$—
Due beyond 12 months but within 2 years	4.68%	1,000	—	—
Due beyond 2 years but within 3 years	4.68%	1,000	—	—
Due beyond 3 years but within 4 years	4.68%	1,000	—	—
Due beyond 4 years but within 5 years	4.68%	750	—	—

		$4,750		$—

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	6.30%	1,400	6.30%	1,400
Due beyond 4 years but within 5 years	6.30%	5,600	6.30%	5,600

		$11,200		$11,200

Treasury tax and loan note payable
Due within 12 months	—	$115	—	$191

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$2,790	3.75%	$4,232

Junior subordinated notes
Due beyond 5 years	2.37%	$46,393	5.44%	$46,393

Included in the $234.1 million of FHLB advances at June 30, 2011 are $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $363.0 million of repurchase agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of June 30, 2011 was $423.0 million with an amortized cost of $395.8 million. The market value of the securities as of December 31, 2010 was $426.7 million with an amortized cost of $400.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the quarter ended June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Company had REPO’s with Citigroup of $155.0 million and $155.0 million respectively, Barclays Capital of $70.0 million and $70.0 million, respectively, Credit Suisse of $103.0 million and $103.0 million, respectively, PNC Bank of $5.0 million and $5.0 million, respectively and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of June 31, 2011, the REPO’s with Citigroup had $18.2 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 29 months, Barclays Capital had $7.8 million at risk with a weighted average maturity of 40 months, Credit Suisse had $15.0 million at risk with a weighted average maturity of 31 months, PNC Bank had $1.0 million at risk with a weighted average maturity of 9 months and Morgan Stanley had $3.0 million at risk with a weighted average maturity of 31 months.

Borrowings under REPO’s averaged $363.8 million during the first six months of 2011. The maximum amount outstanding at any month-end was $368.0 million.

The Company, through ESB, has an agreement with the Federal Reserve Bank of Cleveland whereby ESB is an authorized treasury tax loan depository. Under the terms of the note agreement, funds deposited to the Company’s treasury tax and loan account (limited to $150,000 per deposit) accrue interest at a rate of 0.25% below the overnight federal funds rate. The treasury tax loan deposit balance was $115,000 and $191,000 at June 30, 2011 and December 31, 2010, respectively.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Net income	$4,285	$3,969
Weighted-average common shares outstanding	14,437	14,380

Basic earnings per share	$0.30	$0.28

Weighted-average common shares outstanding	14,437	14,380
Common stock equivalents due to effect of stock options	122	92

Total weighted-average common shares and equivalents	14,559	14,472

Diluted earnings per share	$0.29	$0.27

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net income	$7,945	$7,349
Weighted-average common shares outstanding	14,438	14,369

Basic earnings per share	$0.55	$0.51

Weighted-average common shares outstanding	14,438	14,369
Common stock equivalents due to effect of stock options	118	79

Total weighted-average common shares and equivalents	14,556	14,448

Diluted earnings per share	$0.55	$0.51

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 393,959 and 89,219 at June 30, 2011 and June 30, 2010, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 84,816 shares at $12.79 per diluted share expiring November 2013, 92,892 shares at $12.08 per diluted share expiring November 2014 and 150,996 shares at $12.42 per diluted share expiring November 2015 were outstanding as of June 30, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 95,796 shares at $12.79 per diluted share expiring November 2013 and 100,272 shares at $12.08 per diluted share expiring November 2014 were outstanding as of June 30, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Net Income:	$4,515	$4,376
Other comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $3,331 in 2011, $1,990 in 2010.	6,466	3,863
Net securities (gains) losses reclassified into earnings, net of tax
(expense) benefit of ($181) in 2011 and $92 in 2010.	(351)	180
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $142 in 2010	—	(277)
Pension and postretirement amortization, net of tax expense of $15 in 2011 and $16 in 2010.	30	30
Fair value adjustment on derivatives, net of tax benefit of $328 in 2011 and $801 in 2010.	(637)	(1,555)

Other comprehensive income - net of tax	5,508	2,241

Comprehensive income	10,023	6,617
Comprehensive income attributable to the noncontrolling interest	(230)	(407)

Comprehensive income attributable to ESB Financial Corporation	$9,793	$6,210

(Dollar amounts in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net Income:	$8,443	$7,497
Other comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $3,100 in 2011 and $2,697 in 2010.	6,018	5,235
Net securities (gains) losses reclassified into earnings, net of tax
(benefit) expense of $181 in 2011 and $198 in 2010.	(351)	384
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $142 in 2010	—	(277)
Pension and postretirement amortization, net of tax expense of $31 in 2011 and $31 in 2010.	60	61
Fair value adjustment on derivatives, net of tax benefit of $201 in 2011 and $1,055 in 2010.	(390)	(2,049)

Other comprehensive income - net of tax	5,337	3,354

Comprehensive income	13,780	10,851
Comprehensive income attributable to the noncontrolling interest	(498)	(148)

Comprehensive income attributable to ESB Financial Corporation	$13,282	$10,703

The components of accumulated OCI, at the end of the respective periods were as follows:

(Dollar amounts in thousands)	June 30, 2011	December 31, 2010

Net unrealized gain on securities available for sale	$23,460	$17,794
Accumulated loss on effective cash flow hedging derivatives	(2,275)	(1,886)
Net unrecognized pension cost	(514)	(574)

Total	$20,671	$15,334

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2011, the participants in the plan had credited service under the SERP ranging from 20 to 32 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2011 and 2010:

	SERP		SERP
(Dollar amounts in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Components of net periodic pension cost
Service cost	$16	$15	$32	$30
Interest cost	31	31	62	62
Amortization of unrecognized gains and losses	14	14	28	28
Amortization of prior service cost	10	11	20	22

Net periodic pension cost	$71	$71	$142	$142

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Components of net periodic pension cost
Service cost	$1	$6	$2	$12
Interest cost	10	11	20	22
Amortization of prior service cost	22	22	44	44

Net periodic pension cost	$33	$39	$66	$78

9.	Fair Value

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,679	$37,681	$39,360
Municipal securities	—	172,817	—	172,817
Equity securities	2,391	—	—	2,391
Corporate bonds	—	105,192	—	105,192
Mortgage backed securities
U.S. sponsored entities	—	794,618	—	794,618
Private label	—	11,011	—	11,011

Subtotal mortgage-backed securites	—	805,629	—	805,629

Total securities available for sale	$2,391	$1,085,317	$37,681	$1,125,389

Other Assets
Interest rate caps	$—	$1,196	$—	$1,196

Total other assets	$—	$1,196	$—	$1,196

Liabilities
Other Liabilities
Interest rate swaps	$—	$3,448	$—	$3,448

Total other liabilities	$—	$3,448	$—	$3,448

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,615	$37,361	$38,976
Municipal securities	—	163,177	—	163,177
Equity securities	1,850	—	—	1,850
Corporate bonds	—	122,662	—	122,662
Mortgage backed securities
U.S. sponsored entities	—	738,262	—	738,262
Private label	—	12,745	—	12,745

Subtotal mortgage-backed securites	—	751,007	—	751,007

Total securities available for sale	$1,850	$1,038,461	$37,361	$1,077,672

Other Assets
Interest rate caps	$—	$725	$—	$725

Total other assets	$—	$725	$—	$725

Liabilities
Other Liabilities
Interest rate swaps	$—	$2,857	$—	$2,857

Total other liabilities	$—	$2,857	$—	$2,857

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 30 to 85 basis points. Liquidity risk adjustments ranged from 15 to 55 basis points where the securities of the 10 largest banks in the United States are assigned 15 to 20 basis points and banks outside of the top 10 were given a higher liquidity risk adjustment. Approximately $18.7 million or 49.6% of the $37.7 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended June 30, 2011 and 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale June 30,
	2011	2010
Beginning balance January 1,	$37,361	$39,003
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	7	7
Net realized loss on securities available for sale	—	(426)
Included in other comprehensive income	813	(2,582)
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(500)	—

Ending balance, June 30,	$37,681	$36,002

The following table summarizes changes in unrealized gains and losses recorded in earnings for the six month period ended June 30, 2011 and 2010 for Level III assets and liabilities that are still held at June 30, 2011 and 2010.

	Securities available for sale June 30,
	2011	2010
Interest income on securities	$7	$7
Net realized loss on securities available for sale	—	(426)
Total	$7	$(419)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$9,723	$9,723
Loans held for sale	—	—	—	—
Real estate acquired through foreclosure	—	—	1,329	1,329
Servicing assets	—	—	14	14

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$8,066	$8,066
Loans held for sale	—	80	—	80
Real estate acquired through foreclosure	—	—	1,083	1,083
Servicing assets	—	—	24	24

10.	Financial Instruments

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

Securities – With the exception of floating rate trust preferred securities ( the valuation of the trust preferred securities is discussed in footnote 9, Fair Value), fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at June 30, 2011 and December 31, 2010 approximated the cash surrender value of the policies at those dates.

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

Borrowed funds and junior subordinated notes – For variable rate borrowings, fair values are based on carrying values. For fixed rate borrowings, fair values are based on the discounted value of contractual cash flows and on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair values of structured borrowings are based on dealer quotes.

Advance payments by borrowers for taxes and insurance - The fair value of the advance payments by borrowers for taxes and insurance approximated the carrying value of those commitments at those dates.

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of the respective dates:

(Dollar amounts in thousands)	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$51,075	$51,075	$35,707	$35,707
Securities	1,125,389	1,125,389	1,077,672	1,077,672
Securities receivable	1,518	1,518	2,173	2,173
Loans receivable and held for sale	639,812	666,983	640,967	658,989
Accrued interest receivable	9,132	9,132	9,607	9,607
FHLB stock	23,552	23,552	26,097	26,097
Bank owned life insurance	30,441	30,441	30,098	30,098
Interest rate cap contracts	1,196	1,196	725	725
Financial liabilities:
Deposits	1,102,261	1,113,634	1,012,645	1,023,877
Borrowed funds	615,961	648,881	669,063	701,969
Junior subordinated notes	46,393	22,217	46,393	19,897
Advance payment by borrowers for taxes and insurance	3,105	3,105	2,441	2,441
Accrued interest payable	2,914	2,914	2,320	2,320
Interest rate swap contracts	3,448	3,448	2,857	2,857

11.	Stock Split

On April 19, 2011 the Company paid a six-for-five stock split, in the form of a 20% stock dividend, to stockholders of record as of May 5, 2011. Stockholders received one additional share of common stock for every five shares held on the record date. All prior period per share data have been adjusted for the split.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2011 the Company reported net income of $4.3 million, an increase of approximately $316,000, or 8.0%, over the same period last year. The Company realized a decrease in interest income of approximately $1.2 million over the same quarter last year. However, interest expense decreased by approximately $1.6 million during the same period. The result was an increase of $416,000 in net interest income. The Company recorded an increase of $93,000 in noninterest income when compared to the same quarter last year. Non-interest income for the quarter ended June 30, 2011 was affected by a write-down of the market value of the Company’s interest rate caps of approximately $744,000, compared to $414,000 during the quarter ended June 30, 2010. The quarter ended June 30, 2010 was also affected by impairment charges on a collateralized debt obligation that is comprised of sixteen financial institutions, a collateralized mortgage obligation bond and equity securities that the Company holds in community banks of $128,000, $115,000 and $29,000, respectively.

During the six months ended June 30, 2011, the Company reported net income of $7.9 million, an increase of approximately $596,000, or 8.1%, over the same period last year. The Company realized a decrease in interest income of approximately $3.4 million over the same period last year. However, interest expense decreased by approximately $3.8 million during that period. Non-interest income for the six month period ended June 30, 2011 was affected by a write-down of the market value of the Company’s interest rate caps of approximately $868,000, compared to $733,000 for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company also incurred impairment charges on a collateralized debt obligation that is comprised of sixteen financial institutions, a collateralized mortgage obligation bond and equity securities that the Company holds in community banks of $426,000, $115,000 and $40,000, respectively, as well as write downs of land acquisition and development costs of approximately $852,000 at one of the Company’s joint ventures.

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

During the six months ended June 30, 2011, the Company had approximately $60.0 million of maturing wholesale borrowings at a weighted average rate of 2.87% and an original call/maturity of 2.2 years. The borrowings that matured were replaced with deposit growth of approximately $89.6 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.3 million for the three months ended June 30, 2011 as compared to $4.0 million for the same period in the prior year. The $316,000, or 8.0%, increase in net income for the quarter ended June 30, 2011 as compared to the same period in the prior year was primarily the result of increases in net interest income and noninterest income of $416,000 and $93,000, respectively, as well as a decrease in net income attributable to the noncontrolling interest of $177,000. These increases were offset by increases in noninterest expense and provision for income taxes of $310,000 and $60,000, respectively.

The Company recorded net income of $7.9 million for the six months ended June 30, 2011, as compared to net income of $7.3 million for the same period in the prior year. The $596,000, or 8.1%, increase in net income for the six months ended June 30, 2011, as compared to the same period in the prior year was primarily the result of increases in net interest income after provision for loan losses and noninterest income of $491,000 and $1.4 million, respectively, partially offset by increases in noninterest expense, provision for income taxes and net income attributable to the noncontrolling interest of $818,000, $136,000 and $350,000, respectively.

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

Net interest income increased $416,000, or 3.9%, to $11.2 million for the three months ended June 30, 2011, compared to $10.8 million for the same period in the prior year. This increase in net interest income was the result of a decrease in interest expense of $1.6 million, partially offset by a decrease in interest income of $1.2 million.

Net interest income increased by $437,000, or 2.0%, to $22.0 million for the six months ended June 30, 2011 compared to $21.6 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $3.8 million, partially offset by a decrease to interest income of $3.4 million.

Interest income. Interest income decreased $1.2 million, or 5.6%, for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $721,000 and $486,000, respectively.

Interest earned on loans receivable decreased $721,000, or 7.6%, for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $30.8 million, or 4.6%, to $645.8 million for the three months ended June 30, 2011, compared to $676.6 million for the same period in the prior year, as well as a decrease in the yield on the portfolio of 15 basis points to 5.51% for the three months ended June 30, 2011, compared to 5.66% for the same period in the prior year.

Interest earned on securities decreased $486,000, or 4.1%, for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily the result of a 31 basis point decrease in the tax equivalent yield on securities to 4.51% for the three months ended June 30, 2011 from 4.82% for the three months ended June 30, 2010, partially offset by an increase in the average balance of the securities portfolio of $34.9 million, or 3.3%, to $1.1 billion at June 30, 2011.

Interest income decreased $3.4 million, or 7.8%, for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $1.6 million and $1.8 million, respectively.

Interest earned on loans receivable decreased $1.6 million, or 8.3%, for the six months ended June 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $32.1 million, or 4.7%, to $644.5 million for the six months ended June 30, 2011 as compared to $676.6 million for the same period in the prior year. Additionally, the yield on loans receivable decreased by 20 basis points to 5.49% at June 30, 2011 from 5.69% at June 30, 2010, respectively.

Interest earned on securities decreased $1.8 million, or 7.3%, for the six months ended June 30, 2011 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 39 basis points to 4.52% at June 30, 2011 as compared to 4.91% at June 30, 2010, partially offset by an increase in the average balance of the securities portfolio of $16.5 million, or 1.6%, to $1.1 billion at June 30, 2011.

These changes are reflected in the rate volume tables presented below which depict that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $1.6 million, or 15.3%, for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $518,000, $1.1 million and $7,000, respectively.

Interest incurred on deposits decreased $518,000, or 14.4%, for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits to 1.24% from 1.58% for the quarters ended June 30, 2011 and 2010, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $79.4 million, or 8.7% to $995.1 million for the three months ended June 30, 2011, compared to $915.6 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.1 million, or 17.2%, for the three months ended June 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $90.1 million, or 12.6%, as well as a decrease in the cost of these funds to 3.39% for the quarter ended June 30, 2011 as compared to 3.58%, for the quarter ended June 30, 2010.

Interest expense decreased $3.8 million, or 17.4%, for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.1 million, $2.7 million and $19,000, respectively.

Interest incurred on deposits decreased $1.1 million, or 14.8%, for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was due to a 35 basis point decrease in the cost of interest-bearing deposits to 1.31% from 1.66% for the six months ended June 30, 2011 and 2010, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $70.8 million, or 7.8%, to $973.0 million for the six months ended June 30, 2011, compared to $902.2 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $2.7 million, or 20.2%, for the six months ended June 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $108.2 million, or 14.6%, to $633.3 million for the six months ended June 30, 2011, compared to $741.5 million for the same period in the prior year, as well as a 24 basis point decrease in the cost of these funds between the periods to 3.37% from 3.61% for the periods ended June 30, 2011 and 2010.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2011, the interest incurred on these borrowings decreased by $7,000, or 1.1%, due to a decrease in the cost of these funds to 5.24% from 5.31% for the same period in the prior year. During the six months ended June 30, 2011, the interest incurred on these borrowings decreased by $19,000, or 1.6%, due to a decrease in the cost of these funds to 5.24% from 5.32% for the same period in the prior year.

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

	Three months ended June 30,
	2011				2010
(Dollar amounts in thousands)	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$799,615	$8,420	4.21%		$784,424	$9,010	4.59%
Taxable corporate bonds available for sale	147,573	1,431	3.89%		137,986	1,447	4.21%
Tax-exempt securities available for sale	141,506	1,592	6.82	%(1)	131,335	1,472	6.79	%(1)

	1,088,694	11,443	4.51	%(1)	1,053,745	11,929	4.82	%(1)

Mortgage loans	468,546	6,455	5.51%		494,656	7,006	5.67%
Other loans	151,240	2,049	5.43%		163,745	2,275	5.57%
Tax-exempt loans	25,971	250	5.85	%(1)	18,197	194	6.48	%(1)

	645,757	8,754	5.51	%(1)	676,598	9,475	5.66	%(1)

Cash equivalents	31,232	2	0.03%		13,837	3	0.09%
FHLB stock	23,759	—	—		27,470	—	—

	54,991	2	0.01%		41,307	3	0.03%

Total interest-earning assets	1,789,442	20,199	4.73	%(1)	1,771,650	21,407	5.03	%(1)
Other noninterest-earning assets	162,424	—	—		174,319	—	—

Total assets	$1,951,866	$20,199	4.34	%(1)	$1,945,969	$21,407	4.58	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$348,273	$329	0.38%		$294,187	$248	0.34%
Time deposits	646,789	2,754	1.71%		621,457	3,353	2.16%

	995,062	3,083	1.24%		915,644	3,601	1.58%

FHLB advances	243,255	1,910	3.15%		334,062	3,000	3.60%
Repurchase Agreements	363,000	3,143	3.47%		363,000	3,181	3.51%
Other borrowings	19,666	237	4.83%		18,912	208	4.41%

	625,921	5,290	3.39%		715,974	6,389	3.58%

Junior subordinated notes- fixed	36,083	520	5.78%		36,083	527	5.87%
Junior subordinated notes- adjustable	10,310	86	3.35%		10,310	86	3.35%

	46,393	606	5.24%		46,393	613	5.31%

Total interest-bearing liabilities	1,667,376	8,979	2.16%		1,678,011	10,603	2.53%
Noninterest-bearing demand deposits	89,223	—	—		76,875	—	—
Other noninterest-bearing liabilities	18,486	—	—		20,399	—	—

Total liabilities	1,775,085	8,979	2.03%		1,775,285	10,603	2.40%
Stockholders’ equity	176,781	—	—		170,684	—	—

Total liabilities and equity	$1,951,866	$8,979	1.85%		$1,945,969	$10,603	2.19%

Net interest income		$11,220				$10,804

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.57	%(1)			2.50	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.72	%(1)			2.63	%(1)

	Six months ended June 30,
	2011				2010
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
(Dollar amounts in thousands)
Interest-earning assets:
Taxable securities available for sale	$785,848	$16,580	4.22%		$797,526	$18,774	4.71%
Taxable corporate bonds available for sale	152,607	3,006	3.97%		134,808	2,843	4.25%
Tax-exempt securities available for sale	139,974	3,148	6.82	%(1)	129,598	2,910	6.80	%(1)

	1,078,429	22,734	4.52	%(1)	1,061,932	24,527	4.91	%(1)

Mortgage loans	468,898	12,850	5.48%		493,767	14,009	5.67%
Other loans	150,777	4,089	5.47%		164,336	4,599	5.64%
Tax-exempt loans	24,792	476	5.86	%(1)	18,469	389	6.43	%(1)

	644,467	17,415	5.49	%(1)	676,572	18,997	5.69	%(1)

Cash equivalents	23,268	5	0.04%		13,560	5	0.07%
FHLB stock	24,601	—	—		27,470	—	—

	47,869	5	0.02%		41,030	5	0.02%

Total interest-earning assets	1,770,765	40,154	4.75	%(1)	1,779,534	43,529	5.09	%(1)
Other noninterest-earning assets	159,933	—	—		174,203	—	—

Total assets	$1,930,698	$40,154	4.36	%(1)	$1,953,737	$43,529	4.64	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$329,539	$597	0.37%		$281,173	$457	0.33%
Time deposits	643,414	5,719	1.79%		620,980	6,957	2.26%

	972,953	6,316	1.31%		902,153	7,414	1.66%

FHLB advances	250,759	3,890	3.13%		364,207	6,667	3.69%
Repurchase Agreements	363,833	6,253	3.47%		354,667	6,202	3.53%
Other borrowings	18,749	452	4.86%		22,627	421	3.75%

	633,341	10,595	3.37%		741,501	13,290	3.61%

Junior subordinated notes- fixed	36,083	1,035	5.78%		36,083	1,055	5.90%
Junior subordinated notes- adjustable	10,310	171	3.34%		10,310	170	3.33%

	46,393	1,206	5.24%		46,393	1,225	5.32%

Total interest-bearing liabilities	1,652,687	18,117	2.21%		1,690,047	21,929	2.62%
Noninterest-bearing demand deposits	87,490	—	—		75,240	—	—
Other noninterest-bearing liabilities	17,880	—	—		18,506	—	—

Total liabilities	1,758,057	18,117	2.08%		1,783,793	21,929	2.48%
Stockholders’ equity	172,641	—	—		169,944	—	—

Total liabilities and equity	$1,930,698	$18,117	1.89%		$1,953,737	$21,929	2.26%

Net interest income		$22,037				$21,600

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.54	%(1)			2.47	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.69	%(1)			2.61	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and six month periods ended June 30, 2011 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, June 30,
	2011 versus 2010
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$387	$(873)	$(486)
Loans	(424)	(297)	(721)
Cash equivalents	2	(3)	(1)
FHLB stock	—	—	—

Total interest-earning assets	(35)	(1,173)	(1,208)

Interest expense:
Deposits	293	(811)	(518)
FHLB advances	(745)	(345)	(1,090)
Repurchase agreements	—	(38)	(38)
Other borrowings	9	20	29
Junior subordinated notes	—	(7)	(7)

Total interest-bearing liabilities	(443)	(1,181)	(1,624)

Net interest income	$408	$8	$416

	Six months ended June 30,
	2011 versus 2010
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$376	$(2,169)	$(1,793)
Loans	(883)	(699)	(1,582)
Cash equivalents	3	(3)	—
FHLB stock	—	—	—

Total interest-earning assets	(504)	(2,871)	(3,375)

Interest expense:
Deposits	549	(1,647)	(1,098)
FHLB advances	(1,864)	(913)	(2,777)
Repurchase agreements	159	(108)	51
Other borrowings	(80)	111	31
Junior subordinated notes	—	(19)	(19)

Total interest-bearing liabilities	(1,236)	(2,576)	(3,812)

Net interest income	$732	$(295)	$437

Provision for loan losses. The provision for loan losses remained the same at $200,000 for the quarters ended June 30, 2011 and June 30, 2010 and decreased $54,000 to $500,000 for the six months ended June 30, 2011 as compared to $554,000 for the same period last year. These provisions were part of the normal operations of the

Company for the second quarter and first six months of 2011. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2011 amounted to $6.7 million, or 1.01% of the Company’s total loan portfolio, as compared to $6.5 million, or 1.00%, at December 31, 2010. The Company’s allowance for losses on loans as a percentage of non-performing loans was 44.61% and 49.78% at June 30, 2011 and December 31, 2010, respectively.

Non-interest income. Non-interest income increased $93,000, or 5.9%, for the three months ended June 30, 2011 compared to the same period in the prior year. The $93,000 increase in non-interest income was comprised of an increase to net gain on sale of securities of $532,000 and a decrease in net impairment losses on securities of $272,000, partially offset by decreases in fees and service charges, net gain on sale of loans, net surrender value of bank owned life insurance and income from real estate joint ventures of $116,000, $3,000, $17,000 and $241,000, respectively, as well as an increase in net realized loss on derivatives of $330,000.

Non-interest income increased $1.4 million, or 80.2%, for the six months ended June 30, 2011 compared to the same period in the prior year. The $1.4 million increase in non-interest income was comprised of increases in net gain on sale of securities and income from real estate joint venture of $532,000 and $667,000, respectively and a decrease to net impairment losses on securities of $581,000, partially offset by decreases in fees and service charges and net surrender value of bank owned life insurance of $208,000 and $32,000, respectively, as well as an increase in net realized loss on derivatives of $135,000.

Fees and service charges decreased $116,000 and $208,000 for the three and six months ended June 30, 2011 compared to the same periods in the prior year. These decreases are due to decreases in fees charged on checking accounts, primarily related to a decline in non-sufficient funds fees.

Net realized gain on sale of securities available for sale increased $532,000 for both the quarter and six months ended June 30, 2011. The Company had $5.0 million in sales from the portfolio during 2011, consisting of sales of fixed-rate mortgage backed securities of $4.2 million, adjustable-rate mortgage back securities of $648,000 and common stock of $204,000 resulting in a gain of $532,000.

Impairment losses on investment securities decreased $272,000 and $581,000 for the three and six months ended June 30, 2011 compared to the same periods in the prior year. The Company took impairment charges during the six months ended June 30, 2010 of approximately $426,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions, $115,000 on a collateralized mortgage obligation and $40,000 on two of its equity investments in community banks that had experienced a decline in its market value during the last several quarters.

The Company had losses on derivatives during the quarter ended June 30, 2011 of $744,000 compared to losses in the same period in 2010 of $414,000. During the six months ended June 30, 2011 the Company had losses on derivatives of $868,000 compared to losses during the same period in 2010 of $733,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $241,000 for the three months ended June 30, 2011 and increased $667,000 for the six month period when compared to the same periods ended June 30, 2010. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first quarter of 2010, the Company took an impairment charge to land acquisition and development costs of $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge partially offsets the income recognized during the six months ended June 30, 2010.

Non-interest expense. Non-interest expense increased $310,000, or 4.6%, to $7.0 million for the three months ended June 30, 2011 as compared to $6.7 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and other expenses of $269,000 and $176,000, respectively, partially offset by a decrease in federal deposit insurance premiums of $187,000.

Non-interest expense increased $818,000, or 6.1%, to $14.2 million for the six months ended June 30, 2011 as compared to $13.4 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, data processing and other expenses of $666,000, $50,000, $92,000 and $293,000, respectively, partially offset by a decrease in federal deposit insurance premiums of $197,000.

Compensation and employee benefits increased $269,000 and $666,000 for the quarter and six months ended June 30, 2011, as compared to the same periods in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to stock options and the ESOP.

Other expenses increased $176,000 and $293,000 for the quarter and six months ended June 30, 2011, as compared to the same periods in the prior year. These increases were primarily due to increased operating costs for the Company’s joint ventures and REO properties as well as losses on the Company’s partnership in a tax credit, consulting contracts and employee education expenses.

Provision for income taxes. The provision for income taxes increased $60,000, or 5.5%, to $1.2 million for the three months ended June 30, 2011, compared to $1.1 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 21.3% for the quarter ended June 30, 2011 as compared to 21.7% for the same period in the prior year.

The provision for income taxes increased $136,000, or 7.1%, to $2.1 million for the six months ended June 30, 2011, compared to $1.9 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 20.6% for the six months ended June 30, 2011 as compared to 20.7% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $53.9 million, or 2.8%, during the quarter to $1.97 billion at June 30, 2011 from $1.91 billion at December 31, 2010. This increase resulted primarily from increases to cash and cash equivalents, securities available for sale, premises and equipment, real estate acquired through foreclosure and bank owned life insurance of $15.4 million, or 43.0%, $47.7 million, or 4.4%, $682,000, or 4.9%, $246,000 or 22.7% and $343,000, or 1.1%, partially offset by decreases in loans receivable, loans held for sale, accrued interest receivable, FHLB stock, real estate held for investment, intangible assets, securities receivable and prepaid expenses and other assets of $1.1 million, or 0.2%, $80,000, or 100.0%, $475,000, or 4.9%, $2.5 million or 9.8%, $2.6 million, or 11.9%, $180,000, or 20.1%, $655,000, or 30.1% and $2.9 million, or 24.2%. Total non-performing assets increased to $16.3 million at June 30, 2011 compared to $14.4 million at December 31, 2010 and non-performing assets to total assets were 0.83% at June 30, 2011 compared to 0.75% at December 31, 2010. The Company’s total liabilities increased $43.4 million, or 2.5%, to $1.79 billion at June 30, 2011. Total stockholders’ equity increased $10.5 million, or 6.3%, to $177.9 million at June 30, 2011, from $167.4 million at December 31, 2010. This increase resulted primarily from increases in deposits and accrued expenses and other liabilities of $89.6 million, or 8.9%, and $6.6 million, or 52.2%, respectively, partially offset by a decrease in borrowed funds of $53.1 million, or 7.4%. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $5.9 million and $5.3 million, respectively, and a decrease in treasury stock of $4.2 million, partially offset by an increase in unearned employee stock ownership plan shares of $4.7 million. Average stockholders’ equity to average assets was 8.94%, and book value per share was $12.03 at June 30, 2011 compared to 8.87% and $11.63, respectively, at December 31, 2010.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $15.4 million, or 43.0%, to $51.1 million at June 30, 2011 from $35.7 million at December 31, 2010. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased by $47.7 million, or 4.4%, to $1.1 billion at June 30, 2011. During the six months ended June 30, 2011, the Company recorded purchases of available for sale securities of $157.4 million, consisting of purchases of fixed-rate mortgage backed securities of $146.8 million, adjustable-rate securities of $5.1 million, $4.9 million of municipal bonds and $681,000 of equity securities. In addition, the portfolio increased by $8.6 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of $5.0 million, consisting of sales of fixed-rate mortgage backed securities of $4.2 million, adjustable-rate mortgage back securities of $648,000 and common stock of $204,000 resulting in a gain of $532,000. In addition, there were repayments and maturities of securities of $113.1 million and premium amortizations of $732,000.

The Company’s investment strategy for 2011 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $105.0 million of wholesale borrowings with embedded interest rate caps totaling $130.0 million to help insulate the net interest margin against a rapid rise in short term interest rates and $160.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first six months of 2011, this resulted in approximately $868,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of June 30, 2011, the Company had securities with unrealized losses for greater than twelve months of $6.8 million, as more fully described in footnote 2 “Securities”. Included in the $6.8 million were unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable decreased $1.1 million, or 0.2%, to $639.8 million at June 30, 2011 from $640.9 million at December 31, 2010. Included in this decrease in loans receivable were decreases in mortgage loans and consumer loans of $185,000, or 0.04%, and $753,000, or 0.6%, respectively, partially offset by an increase in commercial business loans of $2.5 million, or 6.1%,. Additionally the portfolio is affected by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $2.6 million, or 15.5%, during the six months ended June 30, 2011, causing a reduction to the portfolio.

Loans held for sale. Loans held for sale decreased $80,000, or 100.0%, during the six months ended June 30, 2011. During the six month period, the Company originated loans held for sale of approximately $325,000 and sold approximately $411,000, with a resulting gain of approximately $6,000.

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

Non-performing assets amounted to $16.3 million, or 0.83%, of total assets at June 30, 2011 compared to $14.4 million, or 0.75%, of total assets at December 31, 2010. The increase in non-performing assets of approximately $1.9 million was primarily the result of increases in non-performing loans, REO and TDR of $1.6 million, $246,000 and $136,000, partially offset by a decrease to the repossessed vehicles of $106,000. The $1.6 million increase in non-performing loans was primarily due a loan to a local developer to construct 1-4 family residences, which became delinquent during the period.

FHLB Stock. FHLB stock decreased by $2.5 million, or 9.8%, to $23.6 million at June 30, 2011 compared to $26.1 million at December 31, 2010. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008 the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010 the FHLB partially lifted the suspension with a limited repurchase of excess stock. The dividend suspension remains in effect and no dividends were paid in 2011 or 2010. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.6 million or 11.8%, to $19.7 million at June 30, 2011 from $22.3 million at December 31, 2010. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $180,000, or 20.1%, to $715,000 at June 30, 2011 from $895,000 at December 31, 2010. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $332,000, $251,000, $170,000, $110,000 and $8,000 for the years 2011, 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of June 30, 2011 was $30.4 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $2.9 million, or 24.2%, to $8.9 million at June 30, 2011 from $11.8 million at December 31, 2010. This decrease is primarily due to the sale of an interest rate cap of $189,000, a decrease in the prepaid FDIC assessment of $727,000, and a decline in the fair value of the interest rate caps of $759,000, partially offset by the purchase of six interest rate caps during the quarter at a cost of $1.3 million and a decline in the deferred tax asset of $2.8 million. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $4.5 million at December 31, 2010 and has declined to $3.8 million at June 30, 2011.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.1 billion, or 62.5%, of the Company’s total funding sources at June 30, 2011. Total deposits increased $89.6 million, or 8.8%, to $1.1 billion at June 30, 2011 from $1.0 billion at December 31, 2010. Interest-bearing demand deposits increased $73.1 million and time deposits increased $13.2 million, respectively, during the six months ended June 30, 2011, while non-interest bearing deposits increased approximately $3.3 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $76.4 million during the quarter. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 24 branch network. The Company will continue to offer these products to its customers through its 25th branch opening later this year in Cranberry Township, PA.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $53.1 million, or 7.4%, to $662.4 million at June 30, 2011 from $715.5 million at December 31, 2010. FHLB advances decreased $56.3 million, or 19.4%, repurchase agreements remained the same at $363.0 million, other borrowings increased approximately $3.2 million, or 20.7%, while junior subordinated notes remained the same at $46.4 million during the six months ended June 30, 2011. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $383,000, or 11.2%, to $3.0 million at June 30, 2011 from $3.4 million at December 31, 2010. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $6.6 million, or 52.2%, to $19.1 million at June 30, 2011 from $12.6 million at December 31, 2010. The increase was primarily due to an increase in the deferred tax liability of $2.8 million as well as increases in accrued interest and escrow accounts and various liability accounts.

Stockholders’ equity. Stockholders’ equity increased $10.5 million, or 6.3%, to $177.9 million at June 30, 2011, from $167.4 million at December 31, 2010. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $5.9 million and $5.3 million, respectively, and a decrease in treasury stock of $4.2 million, partially offset by an increase in unearned employee stock ownership plan shares of $4.7 million. Average stockholders’ equity to average assets was 8.94%, and book value per share was $12.03 at June 30, 2011 compared to 8.87% and $11.63, respectively, at December 31, 2010.

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

As of June 30, 2011, the implementation of these asset and liability initiatives resulted in the following: (i) $159.4 million or 19.8% of the Company’s portfolio of mortgage-backed securities were secured by ARMs; (ii) $191.8 million or 29.1% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $60.5 million or 18.1% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.9 years and (iv) the Company had $160.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of imbedded caps

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2011, the Company’s interest-earning assets maturing or repricing within one year totaled $641.4 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $655.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $14.3 million or a negative 0.7% of total assets. At June 30, 2011, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 97.8%. The Company strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2011 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2011 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.69%	4.32%	(7.53%)	N/A
Return on average equity - increase (decrease)	3.00%	7.50%	(13.08%)	N/A
Diluted earnings per share - increase (decrease)	3.04%	7.85%	(13.59%)	N/A
EVE - increase (decrease)	(8.32%)	(20.50%)	(12.30%)	N/A

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

Net cash provided by operating activities totaled $15.2 million for the six months ended June 30, 2011. Net cash provided by operating activities was primarily comprised of net income of $8.4 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.1 million and $4.0 million, respectively as well as slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $411,000 and origination of loans available for sale of $325,000.

Funds used in investing activities totaled $35.8 million during the six months ended June 30, 2011. Primary uses of funds included $157.4 million for purchases of securities available for sale and $80.1 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $82.0 million and $113.1 million, respectively.

Funds provided by financing activities totaled $36.0 million for the six months ended June 30, 2011. The primary sources of funds included an increase in deposits and proceeds from long-term borrowings of $92.1 million and $8.7 million, respectively. These sources were offset by uses of funds for repayments of long-term borrowings, net decrease in short-term borrowings, payments of dividends, the purchase of treasury stock and the purchase of ESOP stock of $60.3 million, $1.5 million, $2.4 million, $515,000 and $397,000, respectively.

At June 30, 2011, the total approved loan commitments outstanding amounted to $4.5 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $87.0 million and the unadvanced portion of construction loans approximated $14.9 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2011 totaled $367.7 million.

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

On June 21, 2011 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2011, to shareholders of record at the close of business on June 30, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2011, ESB Bank was in compliance with all regulatory capital requirements with leverage and risk-based capital ratios of 7.6% and 15.0%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2010 in Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010, filed with the SEC on March 11, 2011. Management believes there have been no material changes in the Company’s market risk since December 31, 2010.

Item 4. Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. During the period ended June 30, 2011 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2011	7,154	$16.51	7,154	396,799
May 1-31, 2011	325	11.98	325	396,474
June 1-30, 2011	1,542	12.65	1,542	394,932

Totals	9,021	$15.69	9,021	394,932

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: August 8, 2011	By: /s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag President and Chief Executive Officer

Date: August 8, 2011	By: /s/ Charles P. Evanoski
Charles P. Evanoski Group Senior Vice President and Chief Financial Officer