Form 10-Q
period 2011-09-30
ESB FINANCIAL CORP
filed 2011-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2011:

Common Stock, $0.01 par value	14,888,396 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
Assets
Cash on hand and in banks	$4,727	$5,632
Interest-earning deposits	85,622	30,072
Federal funds sold	11	3

Cash and cash equivalents	90,360	35,707
Securities available for sale; cost of $1,081,073 and $1,050,712	1,122,063	1,077,672
Loans receivable, net of allowance for loan losses of $6,249 and $6,547	644,261	640,887
Loans held for sale	—	80
Accrued interest receivable	8,705	9,607
Federal Home Loan Bank (FHLB) stock	22,374	26,097
Premises and equipment, net	14,923	13,882
Real estate acquired through foreclosure, net	3,199	1,083
Real estate held for investment	18,225	22,293
Goodwill	41,599	41,599
Intangible assets	632	895
Bank owned life insurance	30,622	30,098
Securities receivable	1,667	2,173
Prepaid expenses and other assets	7,940	11,794

Total assets	$2,006,570	$1,913,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	1,162,613	$1,012,645
FHLB advances	226,295	290,440
Repurchase agreements	353,000	363,000
Other borrowings	11,324	15,623
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	1,300	2,441
Accounts payable for land development	2,794	3,409
Accrued expenses and other liabilities	19,882	12,563

Total liabilities	1,823,601	1,746,514

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,278,045 and 16,212,043 shares issued; 14,873,324 and 14,440,171 shares outstanding	163	138
Additional paid-in capital	102,226	102,229
Treasury stock, at cost; 1,404,721 and 1,771,872 shares	(15,865)	(20,412)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,453)	—
Retained earnings	78,857	70,605
Accumulated other comprehensive income, net	22,915	15,334

Total ESB Financial Corporation’s stockholders’ equity	183,843	167,894
Noncontrolling interest	(874)	(541)

Total stockholders’ equity	182,969	167,353

Total liabilities and stockholders’ equity	$2,006,570	$1,913,867

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans receivable	$8,746	$9,367	$26,161	$28,364
Taxable securities available for sale	9,436	10,246	29,022	31,863
Tax free securities available for sale	1,619	1,510	4,767	4,420
Deposits with banks and federal funds sold	16	5	21	10

Total interest income	19,817	21,128	59,971	64,657

Interest expense:
Deposits	2,931	3,470	9,247	10,884
Borrowed funds	5,180	6,075	15,775	19,365
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	612	619	1,818	1,844

Total interest expense	8,723	10,164	26,840	32,093

Net interest income	11,094	10,964	33,131	32,564
Provision for loan losses	300	550	800	1,104

Net interest income after provision for loan losses	10,794	10,414	32,331	31,460

Noninterest income:
Fees and service charges	919	1,019	2,610	2,918
Net gain on sale of loans	—	10	6	15
Increase of cash surrender value of bank owned life insurance	181	171	524	546
Net realized gain on securities available for sale	406	—	937	—
Total other-than-temporary impairment losses	(452)	(454)	(452)	(1,455)
Portion of loss recognized in other comprehensive income before taxes	369	35	369	454

Net impairment losses on investment securities	(83)	(419)	(83)	(1,001)
Net realized loss on derivatives	(989)	(303)	(1,857)	(1,036)
Income from real estate joint ventures	642	511	1,804	1,006
Other	122	147	424	445

Total noninterest income	1,198	1,136	4,365	2,893

Noninterest expense:
Compensation and employee benefits	4,078	3,972	12,195	11,475
Premises and equipment	627	615	1,984	1,922
Federal deposit insurance premiums	284	449	1,066	1,428
Data processing	577	561	1,727	1,619
Amortization of intangible assets	82	102	251	312
Advertising	156	135	392	416
Other	899	1,355	3,293	3,404

Total noninterest expense	6,703	7,189	20,908	20,576

Income before income taxes	5,289	4,361	15,788	13,777
Provision for income taxes	1,010	695	3,066	2,615

Net income before noncontrolling interest	4,279	3,666	12,722	11,162
Less: net income attributable to the noncontrolling interest	315	201	813	349

Net income attributable to ESB Financial Corporation	$3,964	$3,465	$11,909	$10,813

Net income per share (1)
Basic	$0.27	$0.24	$0.82	$0.75
Diluted	$0.27	$0.24	$0.82	$0.75
Cash dividends declared per share (1)	$0.10	$0.08	$0.28	$0.25
Weighted average shares outstanding (1)	14,489,740	14,395,489	14,455,677	14,378,158
Weighted average shares and share equivalents outstanding (1)	14,589,597	14,485,418	14,567,200	14,460,359

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split paid on May 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2011 (Unaudited)

(Dollar amounts in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2011	$138	$102,229	$(20,412)	$0	$70,605	$15,334	$(541)	$167,353

Comprehensive results:
Net income	—	—	—	—	11,909	—	813	12,722
Other comprehensive results, net	—	—	—	—	—	8,200	—	8,200
Reclassification adjustment	—	—	—	—	—	(619)	—	(619)

Total comprehensive results	—	—	—	—	11,909	7,581	813	20,303
Cash dividends at $0.28 per share (1)	—	—	—	—	(4,095)	—	—	(4,095)

Six-for-five stock split, payment in lieu of shares for the six-for-five stock split fractional shares	25	(33)	—	—	—	—	—	(8)

Purchase of treasury stock, at cost (39,707 shares)	—	—	(559)	—	—	—	—	(559)
Reissuance of treasury stock for stock option exercises (78,559 shares)	—	—	955	—	(411)	—	—	544
Compensation expense ESOP	—	439	—	547	—	—	—	986
Additional ESOP shares purchased	—	(461)	—	—	—	—	—	(461)
Tax effect of compensatory stock options	—	37	—	—	—	—	—	37

Purchase of 328,299 shares of treasury stock for ESOP	—	—	4,151	(5,000)	849	—	—	—
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(1,146)	(1,146)
Accrued compensation expense MRP	—	15	—	—	—	—	—	15

Balance at September 30, 2011	$163	$102,226	$(15,865)	$(4,453)	$78,857	$22,915	$(874)	$182,969

(1)	Per share data has been adjusted to reflect the six-for-five stock split paid on May 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$12,722	$11,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	705	681
Provision for loan losses	800	1,104
Amortization of premiums and accretion of discounts	1,753	1,650
Origination of loans available for sale	(325)	(1,562)
Proceeds from sale of loans available for sale	411	1,694
Gain on sale of loans available for sale	(6)	(15)
Net gain on sale of securities available for sale	(937)	—
Impairment losses on investment securities	83	1,001
Net realized loss on derivatives	1,857	1,036
Amortization of intangible assets	251	312
Compensation expense on ESOP and MRP	1,001	948
Increases in Bank owned life insurance	(524)	(546)
Decrease in accrued interest receivable	902	962
Decrease in prepaid FDIC assessment	982	1,333
Increase in prepaid expenses and other assets	(1,716)	(2,472)
Increase in accrued expenses and other liabilities	4,119	2,934
Gain on sale of real estate acquired through foreclosure	(6)	(55)
Writedown of real estate held for investment	112	852
Other	(1,645)	(1,488)

Net cash provided by operating activities	20,539	19,531

Investing activities:
Loan originations	(124,276)	(132,584)
Purchases of:
Securities available for sale	(221,981)	(165,951)
Premises and equipment	(1,746)	(1,389)
Principal repayments of:
Loans receivable	119,883	144,827
Securities available for sale	165,888	199,995
Proceeds from the sale of:
Securities available for sale	25,359	—
Real estate acquired through foreclosure	820	518
Redemption of FHLB stock	3,723	—
Funding of real estate held for investment	(7,957)	(8,984)
Proceeds from real estate held for investment	7,238	4,757

Net cash (used in) provided by investing activities	(33,049)	41,189

Financing activities:
Net increase in deposits	149,968	59,065
Proceeds from long-term borrowings	10,859	79,375
Repayments of long-term borrowings	(87,500)	(156,872)
Net decrease in short-term borrowings	(1,803)	(17,056)
Proceeds received from exercise of stock options	581	309
Dividends paid	(3,922)	(3,612)
Payments to acquire treasury stock	(559)	(647)
Stock purchased by ESOP	(461)	(189)

Net cash provided by (used in) financing activities	67,163	(39,627)

Net increase in cash equivalents	54,653	21,093
Cash equivalents at beginning of period	35,707	16,300

Cash equivalents at end of period	$90,360	$37,393

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2011 and 2010 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2011	2010

Supplemental information:

Interest paid	$25,631	$31,798
Income taxes paid	2,949	3,379

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	3,752	1,706
Transfers from loan originations to proceeds on real estate held for investment	4,060	5,028
Dividends declared but not paid	1,487	1,196

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

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2011, the Company was doing business through 24 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2011, the Company recorded approximately $94,000 and $290,000, respectively, in compensation expense and a tax benefit of $4,600 and $17,700, respectively, related to our share-based compensation awards that are expected to vest in 2011. During the three and nine months ended September 30, 2010, the Company recorded approximately $71,000 and $212,000, respectively, in compensation expense and a tax benefit of $5,000 and $15,000, respectively, related to our share-based compensation awards that were expected to vest in 2010. As of September 30, 2011, there was approximately $580,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At September 30, 2011 there were eighteen interest rate cap contracts outstanding with notional amounts totaling $185.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of September 30, 2011 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2011 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2011:

(Dollars in thousands)	Notional Amount	Effective Date	Pay Rate	Receive Rate (*)	Maturity Date	Unrealized
						Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.27%	2/10/2018	—	$3,309
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.27%	2/10/2018	—	2,229

	$35,000					—	$5,538

*	Variable receive rate based upon contract rates in effect at September 30, 2011

Recent Accounting and Regulatory Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the required disclosures in Note 3.

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

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

September 30, 2011:
Trust preferred securities	$45,893	$145	$(8,395)	$37,643
Municipal securities	173,534	8,368	(160)	181,742
Equity securities	2,037	154	(330)	1,861
Corporate bonds	132,779	2,241	(1,692)	133,328
Mortgage-backed securities
U.S. sponsored entities	716,962	40,532	—	757,494
Private label	9,868	283	(156)	9,995

Subtotal mortgage-backed securities	726,830	40,815	(156)	767,489

Total securities	$1,081,073	$51,723	$(10,733)	$1,122,063

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662
Mortgage-backed securities
U.S. sponsored entities	706,034	33,752	(1,524)	738,262
Private label	12,446	463	(164)	12,745

Subtotal mortgage-backed securities	718,480	34,215	(1,688)	751,007

Total securities	$1,050,712	$40,605	$(13,645)	$1,077,672

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

As of September 30, 2011

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	9	$36,005	$8,395	9	$36,005	$8,395

Municipal securities	9	7,067	160	—	—	—	9	7,067	160

Equity securities	4	791	325	1	126	5	5	917	330

Corporate bonds	15	53,654	1,692	—	—	—	15	53,654	1,692

Mortgage-backed securities

Private label	3	3,425	156	—	—	—	3	3,425	156

Subtotal mortgage-backed securities	3	3,425	156	—	—	—	3	3,425	156

Total	31	$64,937	$2,333	10	$36,131	$8,400	41	$101,068	$10,733

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2011, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $83,000 credit-related OTTI recognized during the third quarter 2011 consisted of $78,000 on a pooled trust preferred security having a book value of $585,000 and $5,000 on one of the Company’s equity investments in community banks that had experienced a decline in market value for the last several quarters. There was noncredit-related OTTI on these securities recognized in OCI during the third quarter of approximately $369,000.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that six of these financial institutions are currently deferring interest payments. In addition, three financial institutions have defaulted. Currently seven of the sixteen financial institutions are performing. Three of the six financial institutions that are deferring interest payments as of September 2011 either lost money or broke even for the most recently reported quarter. Three of the six financial institutions on deferral had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were five financial institutions (including three of the six deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. However, during the fourth quarter of 2010, two financial institutions that are currently deferring interest payments were able to raise capital to further strengthen their capital positions and were able to make money during the most recently reported quarter.

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

The following table summarizes scheduled maturities of the Company’s securities as of September 30, 2011 and December 31, 2010 excluding equity securities which have no maturity dates:

As of September 30, 2011

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	4.26%	$49,305	$49,921
Due from one year to five years	4.15%	68,871	70,550
Due from five to ten years	4.91%	110,401	115,081
Due after ten years	3.96%	850,459	884,650

	4.08%	$1,079,036	$1,120,202

As of December 31, 2010

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	5.24%	$39,276	$39,865
Due from one year to five years	5.05%	68,296	72,037
Due from five to ten years	4.86%	124,832	130,678
Due after ten years	4.08%	816,884	833,242

	4.28%	$1,049,288	$1,075,822

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the period ended September 30, 2011 was $25.4 million resulting in gross realized gains of $937,000. There were no security sales in the period ended September 30, 2010

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(In thousands)	September 30, 2011	December 31, 2010
Mortgage loans:
Residential real estate
Single family	$314,046	$314,051
Multi family	35,913	30,091
Construction	43,984	48,687

Total residential real estate	393,943	392,829

Commercial real estate
Commercial	84,553	82,347
Construction	9,431	9,701

Total commercial real estate	93,984	92,048

Subtotal mortgage loans	487,927	484,877

Other loans:
Consumer loans
Home equity loans	71,816	71,645
Dealer auto and RV loans	49,156	50,781
Other loans	9,590	9,960

Total consumer loans	130,562	132,386
Commercial business	46,661	40,431

Subtotal other loans	177,223	172,817

Total loans receivable	665,150	657,694
Less:
Allowance for loan losses	6,249	6,547
Deferred loan fees and net discounts	(1,961)	(1,983)
Loans in process	16,601	12,243

Net loans receivable	$644,261	$640,887

Loans held for sale

Mortgage loans:
Residential - single family	$—	$80

At September 30, 2011 and December 31, 2010, the Company conducted its business through 24 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first nine months of 2011, the qualitative factors for changes in levels of and trends in delinquencies were increased for residential mortgages, commercial mortgages and other consumer loans and reduced for dealer loans. Changes in portfolio volumes during 2011 resulted in a reduction to the related factors for all residential real estate loans and commercial loans and increased for commercial mortgages.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.2 million adequate to cover loan losses inherent in the loan portfolio, at September 30, 2011. The following tables present by portfolio segment, the changes in the allowance for loan losses and the recorded investment in loans for the periods ended September 30, 2011 and December 31, 2010.

As of September 30, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	178	—	391	708	—	1,277
Recoveries	25	—	105	49	—	179
Provision	—	125	275	325	75	800
Reallocations	(274)	502	21	(116)	(133)	—

Ending Balance	$357	$2,458	$1,135	$2,123	$176	$6,249

Ending balance: individually evaluated for impairment	$10	$1,354	$50	$—	$—	$1,414

Ending balance: collectively evaluated for impairment	$347	$1,104	$1,085	$2,123	$176	$4,835

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$46,661	$93,984	$130,562	$393,943	$—	$665,150

Ending balance: individually evaluated for impairment	$65	$8,636	$154	$—	$—	$8,855

Ending balance: collectively evaluated for impairment	$46,596	$85,348	$130,408	$393,943	$—	$656,295

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2010
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:

Beginning balance	$864	$1,620	$1,093	$2,206	$244	$6,027
Charge-offs	58	168	583	177	—	986
Recoveries	1	—	98	3	—	102
Provision	365	350	464	225	—	1,404
Reallocations	(388)	29	53	316	(10)	—

Ending Balance	$784	$1,831	$1,125	$2,573	$234	$6,547

Ending balance: individually evaluated for impairment	$472	$839	$47	$—	$—	$1,358

Ending balance: collectively evaluated for impairment	$312	$992	$1,078	$2,573	$234	$5,189

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$40,431	$92,048	$132,386	$392,829	$—	$657,694

Ending balance: individually evaluated for impairment	$837	$8,432	$155	$—	$—	$9,424

Ending balance: collectively evaluated for impairment	$39,594	$83,616	$132,231	$392,829	$—	$648,270

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The following is a summary of the changes in the allowance for loan losses for the periods ended September 30, 2011 and 2010:

For the three months ended September 30,

(Dollar amounts in thousands)	2011	2010

Balance, July 1,	$6,653	$6,258

Provision for loan losses	300	550

Charge offs	(775)	(461)

Recoveries	71	30

Balance September 30,	$6,249	$6,377

For the nine months ended September 30,

(Dollar amounts in thousands)	2011	2010

Balance, January 1,	$6,547	$6,027

Provision for loan losses	800	1,104

Charge offs	(1,277)	(845)

Recoveries	179	91

Balance September 30,	$6,249	$6,377

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of September 30, 2011

(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$35,913	$38,095	$74,157	$9,431	$46,558
Special Mention	—	5,811	1,809	—	54
Substandard	—	78	8,587	—	40
Doubtful	—	—	—	—	—
Loss	—	—	—	—	9

Ending Balance	$35,913	$43,984	$84,553	$9,431	$46,661

As of December 31, 2010

(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$30,091	$41,302	$71,999	$9,701	$39,483
Special Mention	—	4,876	1,863	—	75
Substandard	—	2,509	8,485	—	403
Doubtful	—	—	—	—	—
Loss	—	—	—	—	470

Ending Balance	$30,091	$48,687	$82,347	$9,701	$40,431

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of September 30, 2011

(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$311,447	$71,224	$49,021	$9,537
Nonperforming	2,599	592	135	53

Total	$314,046	$71,816	$49,156	$9,590

As of December 31, 2010

(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$311,092	$71,011	$50,563	$9,889
Nonperforming	2,959	634	218	71

Total	$314,051	$71,645	$50,781	$9,960

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

Non-performing loans, which include non-accrual loans and TDRs, were $12.1 million and $13.2 million at September 30, 2011 and December 31, 2010. The TDRs amounted to $7.8 million and $7.5 million at September 30, 2011 and December 31, 2010, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of September 30, 2011 and December 31, 2010.

(Dollar amounts in thousands)

As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate
Single family	$802	$1,466	$2,599	$4,867	$309,179	$314,046	$—
Construction	—	—	—	—	43,984	43,984	—
Multi-family	—	—	—	—	35,913	35,913	—
Commercial Real Estate
Commercial	553	33	1,025	1,611	82,942	84,553	—
Construction	—	—	—	—	9,431	9,431	—
Consumer
Consumer - home equity	43	37	438	518	71,298	71,816	—
Consumer - dealer auto and RV	352	140	135	627	48,529	49,156	—
Consumer - other	6	18	53	77	9,513	9,590	—
Commercial	—	—	65	65	46,596	46,661	—

Total	$1,756	$1,694	$4,315	$7,765	$657,385	$665,150	$—

(Dollar amounts in thousands)
As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Investment > 90 Days and Accruing

Residential real estate
Single family	$2,440	$879	$2,959	$6,278	$307,773	$314,051	$—
Construction	—	2,431	13	2,444	46,243	48,687	—
Multi-family	—	—	—	—	30,091	30,091	—
Commercial Real Estate
Commercial	133	48	1,106	1,287	81,060	82,347	—
Construction	—	—	—	—	9,701	9,701	—
Consumer
Consumer - home equity	181	58	479	718	70,927	71,645	—
Consumer - dealer auto and RV	872	219	218	1,309	49,472	50,781	—
Consumer - other	48	83	71	202	9,758	9,960	—
Commercial	26	—	837	863	39,568	40,431	—

Total	$3,700	$3,718	$5,683	$13,101	$644,593	$657,694	$—

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

The following tables are the recorded investment and unpaid principal balances for impaired loans receivable as of September 30, 2011 and December 31, 2010 with the associated allowance for loan losses amount, if applicable.

	Investment	Investment	Investment	Investment	Investment
(Dollar amounts in thousands)

As of September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,107	$1,214	$—	$1,138	$18
Commercial business loans	40	40	—	77	10

With an allowance recorded:
Residential real estate
Construction	—	—	—	1,432	—
Commercial real estate
Commercial real estate	7,529	7,529	1,354	7,363	408
Consumer loans
Home equity	154	154	50	155	7
Commercial business loans	25	25	10	151	3

Total:
Residential Real Estate	—	—	—	1,432	—
Commercial Real Estate	8,636	8,743	1,354	8,501	426
Consumer	154	154	50	155	7
Commercial	65	65	10	228	13

	Investment	Investment	Investment	Investment	Investment
(Dollar amounts in thousands)

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial real estate	$1,162	$1,269	$—	$732	$57
Commercial business loans	145	192	—	195	4

With an allowance recorded:
Commercial real estate
Commercial real estate	7,270	7,270	839	1,198	564
Consumer loans
Home equity	155	155	47	24	10
Commercial business loans	692	692	472	75	21

Total:
Commercial Real Estate	8,432	8,539	839	1,930	621
Consumer	155	155	47	24	10
Commercial	837	884	472	270	25

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of September 30, 2011 and December 31, 2010. The balances are presented by class of loans:

(Dollar amounts in thousands)	September 30, 2011	December 31, 2010
Commercial	$65	$837
Commercial Real Estate	8,636	8,432
Consumer
Consumer - Home Equity	592	634
Consumer - Dealer auto and RV	135	218
Consumer - other	53	71
Residential	2,599	2,959

Total	$12,080	$13,151

Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination.

The following tables include the recorded investment and number of modifications for modified loans, as of the respective dates. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

Modifications

For the Three and Nine month periods ended September 30,

(Dollar amounts in thousands)
	2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial Real Estate	2	$7,372	$7,372	—	$—	$—

Troubled Debt Restructurings
That Subsequently Defaulted
Troubled Debt Restructurings
Commercial Real Estate	—	—	—	—	—	—

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2011		December 31, 2010
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$90,645	7.8%	$84,272	8.3%
NOW account deposits	233,386	20.1%	128,020	12.6%
Money Market deposits	38,518	3.3%	32,759	3.2%
Passbook account deposits	148,670	12.8%	136,730	13.6%
Time deposits	651,394	56.0%	630,864	62.3%

	$1,162,613	100.0%	$1,012,645	100.0%

Time deposits mature as follows:

Within one year	$377,877	58.0%	$410,474	65.1%
After one year through two years	110,291	16.9%	96,689	15.3%
After two years through three years	86,216	13.2%	62,428	9.9%
After three years through four years	32,603	5.0%	28,949	4.6%
After four years through five years	39,321	6.0%	28,384	4.5%
Thereafter	5,086	0.9%	3,940	0.6%

	$651,394	100.0%	$630,864	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	September 30, 2011		December 31, 2010
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	2.43%	$42,550	2.87%	$71,866
Due beyond 12 months but within 2 years	3.51%	61,259	2.80%	30,684
Due beyond 2 years but within 3 years	3.16%	88,317	3.62%	72,647
Due beyond 3 years but within 4 years	3.32%	16,702	2.89%	90,066
Due beyond 4 years but within 5 years	2.25%	7,467	3.36%	14,613
Due beyond 5 years	3.61%	10,000	3.63%	10,564

		$226,295		$290,440

Repurchase agreements:
Due within 12 months	3.03%	$83,000	1.61%	$38,000
Due beyond 12 months but within 2 years	3.29%	130,000	3.74%	75,000
Due beyond 2 years but within 3 years	3.28%	60,000	3.30%	130,000
Due beyond 3 years but within 4 years	4.12%	10,000	3.07%	40,000
Due beyond 4 years but within 5 years	—	—	4.12%	10,000
Due beyond 5 years	4.42%	70,000	4.42%	70,000

		$353,000		$363,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	—	$—
Due beyond 12 months but within 2 years	4.68%	1,000	—	—
Due beyond 2 years but within 3 years	4.68%	1,000	—	—
Due beyond 3 years but within 4 years	4.68%	1,000	—	—
Due beyond 4 years but within 5 years	4.68%	500	—	—

		$4,500		$—

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400
Due beyond 3 years but within 4 years	—	—	6.30%	1,400
Due beyond 4 years but within 5 years	—	—	6.30%	5,600

		$4,200		$11,200

Treasury tax and loan note payable
Due within 12 months	—	$143	—	$191

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$2,481	3.75%	$4,232

Junior subordinated notes
Due beyond 5 years	2.39%	$46,393	5.44%	$46,393

Included in the $226.3 million of FHLB advances at September 30, 2011 are $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $353.0 million of repurchase agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $353.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. In addition, the Company has $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of September 30, 2011 was $415.8 million with an amortized cost of $388.1 million. The market value of the securities as of December 31, 2010 was $426.7 million with an amortized cost of $400.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the quarter ended September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, the Company had REPO’s with Citigroup of $155.0 million and $155.0 million respectively, Barclays Capital of $70.0 million and $70.0 million, respectively, Credit Suisse of $93.0 million and $103.0 million, respectively, PNC Bank of $5.0 million and $5.0 million, respectively and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of September 30, 2011, the REPO’s with Citigroup had $18.4 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 26 months, Barclays Capital had $9.7 million at risk with a weighted average maturity of 37 months, Credit Suisse had $13.6 million at risk with a weighted average maturity of 32 months, PNC Bank had $1.1 million at risk with a weighted average maturity of 6 months and Morgan Stanley had $2.5 million at risk with a weighted average maturity of 28 months.

Borrowings under REPO’s averaged $360.2 million during the first nine months of 2011. The maximum amount outstanding at any month-end was $368.0 million.

The Company, through ESB, has an agreement with the Federal Reserve Bank of Cleveland whereby ESB is an authorized treasury tax loan depository. Under the terms of the note agreement, funds deposited to the Company’s treasury tax and loan account (limited to $150,000 per deposit) accrue interest at a rate of 0.25% below the overnight federal funds rate. The treasury tax loan deposit balance was $143,000 and $191,000 at September 30, 2011 and December 31, 2010, respectively.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net income	$3,964	$3,465

Weighted-average common shares outstanding	14,490	14,395

Basic earnings per share	$0.27	$0.24

Weighted-average common shares outstanding	14,490	14,395

Common stock equivalents due to effect of stock options	100	90

Total weighted-average common shares and equivalents	14,590	14,485

Diluted earnings per share	$0.27	$0.24

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income	$11,909	$10,813

Weighted-average common shares outstanding	14,456	14,378

Basic earnings per share	$0.82	$0.75

Weighted-average common shares outstanding	14,456	14,378

Common stock equivalents due to effect of stock options	111	82

Total weighted-average common shares and equivalents	14,567	14,460

Diluted earnings per share	$0.82	$0.75

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 393,959 and 89,219 at September 30, 2011 and September 30, 2010, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchases 84,816 shares at $12.79 per diluted share expiring November 2013, 92,892 shares at $12.08 per diluted share expiring November 2014 and 150,480 shares at $12.42 per diluted share expiring November 2015 were outstanding as of September 30, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 95,796 shares at $12.79 per diluted share expiring November 2013 and 100,272 shares at $12.08 per diluted share expiring November 2014 were outstanding as of September 30, 2010 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

(Dollar amounts in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net Income:	$4,279	$3,666
Other comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax expense (benefit) of $1,989 in 2011 and ($107) in 2010.	3,860	(208)
Net securities (gains) losses reclassified into earnings, net of tax (benefit) expense of ($138) in 2011 and $142 in 2010.	(268)	276
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $11 in 2010	—	(22)
Pension and postretirement amortization, net of tax expense of $16 in 2011 and in 2010.	30	30
Fair value adjustment on derivatives, net of tax benefit of $711 in 2011 and $516 in 2010.	(1,380)	(1,002)

Other comprehensive income - net of tax	2,242	(926)

Comprehensive income	6,521	2,740
Comprehensive income attributable to the noncontrolling interest	(315)	(201)

Comprehensive income attributable to ESB Financial Corporation	$6,206	$2,539

(Dollar amounts in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net Income:	$12,722	$11,162
Other comprehensive income - net of tax
Fair value adjustment on securities available for sale, net of tax expense of $5,089 in 2011 and $2,590 in 2010.	9,878	5,027
Net securities (gains) losses reclassified into earnings, net of tax (benefit) expense of ($319) in 2011 and $340 in 2010.	(619)	660
Comprehensive loss on securities for which an other-than-temporary impairment has been recognized in earnings, net of tax of $154 in 2010	—	(299)
Pension and postretirement amortization, net of tax expense of $47 in 2011 and $47 in 2010.	91	91
Fair value adjustment on derivatives, net of tax benefit of $912 in 2011 and $1,572 in 2010.	(1,769)	(3,051)

Other comprehensive income - net of tax	7,581	2,428

Comprehensive income	20,303	13,590
Comprehensive income attributable to the noncontrolling interest	(813)	(349)

Comprehensive income attributable to ESB Financial Corporation	$19,490	$13,241

The components of accumulated OCI, at the end of the respective periods were as follows:

	September 30,	December 31,
(Dollar amounts in thousands)	2011	2010

Net unrealized gain on securities available for sale	$27,053	$17,794
Accumulated loss on effective cash flow hedging derivatives	(3,655)	(1,886)
Net unrecognized pension cost	(483)	(574)

Total	$22,915	$15,334

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2011, the participants in the plan had credited service under the SERP ranging from 20 to 32 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2011 and 2010:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Components of net periodic pension cost
Service cost	$16	$15	$48	$45
Interest cost	31	31	93	93
Amortization of unrecognized gains and losses	14	14	42	42
Amortization of prior service cost	10	11	30	33

Net periodic pension cost	$71	$71	$213	$213

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Components of net periodic pension cost
Service cost	$1	$6	$3	$18
Interest cost	10	11	30	33
Amortization of prior service cost	22	22	66	66

Net periodic pension cost	$33	$39	$99	$117

9.	Fair Value

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,638	$36,005	$37,643
Municipal securities	—	181,742	—	181,742
Equity securities	1,861	—	—	1,861
Corporate bonds	—	133,328	—	133,328
Mortgage backed securities
U.S. sponsored entities	—	757,494	—	757,494
Private label	—	9,995	—	9,995

Subtotal mortgage-backed securities	—	767,489	—	767,489

Total securities available for sale	$1,861	$1,084,197	$36,005	$1,122,063

Other Assets
Interest rate caps	$—	$542	$—	$542

Total other assets	$—	$542	$—	$542

Liabilities
Other Liabilities
Interest rate swaps	$—	$5,538	$—	$5,538

Total other liabilities	$—	$5,538	$—	$5,538

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,615	$37,361	$38,976
Municipal securities	—	163,177	—	163,177
Equity securities	1,850	—	—	1,850
Corporate bonds	—	122,662	—	122,662
Mortgage backed securities
U.S. sponsored entities	—	738,262	—	738,262
Private label	—	12,745	—	12,745

Subtotal mortgage-backed securities	—	751,007	—	751,007

Total securities available for sale	$1,850	$1,038,461	$37,361	$1,077,672

Other Assets
Interest rate caps	$—	$725	$—	$725

Total other assets	$—	$725	$—	$725

Liabilities
Other Liabilities
Interest rate swaps	$—	$2,857	$—	$2,857

Total other liabilities	$—	$2,857	$—	$2,857

Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 40 to 90 basis points. Liquidity risk adjustments ranged from 25 to 65 basis points where the securities of the 15 largest banks in the United States are assigned 25 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $17.9 million or 49.7% of the $36.0 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

The following table presents the changes in the Level III fair-value category for the periods ended September 30, 2011 and 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale September 30,
	2011	2010

Beginning balance January 1,	$37,361	$39,003
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	10	10
Net realized loss on securities available for sale	(78)	(810)
Included in other comprehensive income	(788)	(1,799)
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	(500)	—

Ending balance, September 30,	$36,005	$36,404

The following table summarizes changes in unrealized gains and losses recorded in earnings for the nine month period ended September 30, 2011 and 2010 for Level III assets and liabilities that are still held at September 30, 2011 and 2010.

	Securities available for sale September 30,
	2011	2010

Interest income on securities	$10	$10
Net realized loss on securities available for sale	(78)	(810)

Total	$(68)	$(800)

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2011
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$7,441	$7,441
Real estate acquired through foreclosure	—	—	3,199	3,199
Servicing assets	—	—	12	12

	As of December 31, 2010
(Dollar amounts in thousands)	Level 1	Level II	Level III	Total

Assets:
Impaired Loans	$—	$—	$8,066	$8,066
Loans held for sale	—	80	—	80
Real estate acquired through foreclosure	—	—	1,083	1,083
Servicing assets	—	—	24	24

10.	Financial Instruments

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

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2011 and December 31, 2010 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of the respective dates:

	September 30, 2011		December 31, 2010
(Dollar amounts in thousands)	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$90,360	$90,360	$35,707	$35,707
Securities	1,122,063	1,122,063	1,077,672	1,077,672
Securities receivable	1,667	1,667	2,173	2,173
Loans receivable and held for sale	644,261	688,221	640,967	658,989
Accrued interest receivable	8,705	8,705	9,607	9,607
FHLB stock	22,374	22,374	26,097	26,097
Bank owned life insurance	30,622	30,622	30,098	30,098
Interest rate cap contracts	542	542	725	725

Financial liabilities:
Deposits	1,162,613	1,175,156	1,012,645	1,023,877
Borrowed funds	590,619	627,137	669,063	701,969
Junior subordinated notes	46,393	21,289	46,393	19,897
Advance payment by borrowers for taxes and insurance	1,300	1,300	2,441	2,441
Accrued interest payable	3,529	3,529	2,320	2,320
Interest rate swap contracts	5,538	5,538	2,857	2,857

11.	Stock Split

On May 16, 2011 the Company paid a six-for-five stock split, in the form of a 20% stock dividend, to stockholders of record as of May 5, 2011. Stockholders received one additional share of common stock for every five shares held on the record date. All prior period per share data have been adjusted for the split.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended September 30, 2011, the Company reported net income of $4.0 million, an increase of approximately $499,000, or 14.4%, over the same period last year. The Company realized a decrease in interest income of approximately $1.3 million over the same quarter last year. However, interest expense decreased by approximately $1.4 million during the same period. The result was an increase of $130,000 in net interest income. The Company recorded an increase of $62,000 in noninterest income when compared to the same quarter last year. Non-interest income for the quarter ended September 30, 2011 was affected by a write-down of the market value of the Company’s interest rate caps of approximately $989,000, compared to $303,000 during the quarter ended September 30, 2010. Additionally, the Company took impairment charges during the quarter ended September 30, 2011 of approximately $78,000 on a $2.5 million collateralized debt obligation that is comprised of obligations of sixteen financial institutions and $5,000 on one of its equity investments in community banks that had experienced a decline in market value during the last several quarters.

During the nine months ended September 30, 2011, the Company reported net income of $11.9 million, an increase of approximately $1.1 million, or 10.1%, over the same period last year. The Company realized a decrease in interest income of approximately $4.7 million over the same period last year. However, interest expense decreased by approximately $5.3 million during that period. Non-interest income for the nine month period ended September 30, 2011 was affected by a write-down of the market value of the Company’s interest rate caps of approximately $1.9 million, compared to $1.0 million for the nine months ended September 30, 2010. Additionally, the Company took impairment charges during the nine months ended September 30, 2011 of approximately $78,000 on a $2.5 million collateralized debt obligation that is comprised of obligations of sixteen financial institutions and $5,000 on one of its equity investments in community banks that had experienced a decline in market value during the last several quarters.

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

During the nine months ended September 30, 2011, the Company had approximately $80.0 million of maturing wholesale borrowings at a weighted average rate of 2.83% and an original call/maturity of 2.2 years. The borrowings that matured were replaced with deposit growth of approximately $150.0 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.0 million for the three months ended September 30, 2011 as compared to $3.5 million for the same period in the prior year. The $499,000, or 14.4%, increase in net income for the quarter ended September 30, 2011 as compared to the same period in the prior year was primarily the result of increases in net interest income and noninterest income of $130,000 and $62,000, respectively, as well as decreases in provision for loan losses and noninterest expense of $250,000 and $486,000, respectively. These increases were offset by increases in provision for income taxes and net income attributable to the noncontrolling interest of $315,000 and $114,000, respectively.

The Company recorded net income of $11.9 million for the nine months ended September 30, 2011, as compared to net income of $10.8 million for the same period in the prior year. The $1.1 million, or 10.1%, increase in net income for the nine months ended September 30, 2011, as compared to the same period in the prior year was primarily the result of increases in net interest income and noninterest income of $567,000 and $1.5 million, respectively, and a decrease in the provision for loan losses of $304,000, partially offset by increases in noninterest expense, provision for income taxes and net income attributable to the noncontrolling interest of $332,000, $451,000 and $464,000, respectively.

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

Net interest income increased a nominal $130,000, or 1.2%, to $11.1 million for the three months ended September 30, 2011, compared to $11.0 million for the same period in the prior year. This increase in net interest income was the result of a decrease in interest expense of $1.4 million, partially offset by a decrease in interest income of $1.3 million.

Net interest income increased by $567,000, or 1.7%, to $33.1 million for the nine months ended September 30, 2011 compared to $32.6 million for the same period in the prior year. This increase in net interest income was the result of interest expense decreasing by $5.3 million, partially offset by a decrease to interest income of $4.7 million.

Interest income. Interest income decreased $1.3 million, or 6.2%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $621,000 and $701,000, respectively.

Interest earned on loans receivable decreased $621,000, or 6.6%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $23.1 million, or 3.4%, to $648.4 million for the three months ended September 30, 2011, compared to $671.5 million for the same period in the prior year, as well as a decrease in the yield on the portfolio of 15 basis points to 5.47% for the three months ended September 30, 2011, compared to 5.62% for the same period in the prior year.

Interest earned on securities decreased $701,000, or 6.0%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease was primarily the result of a 44 basis point decrease in the tax equivalent yield on securities to 4.38% for the three months ended September 30, 2011 from 4.82% for the three months ended September 30, 2010, partially offset by an increase in the average balance of the securities portfolio of $45.6 million, or 4.4%, to $1.1 billion at September 30, 2011.

Interest income decreased $4.7 million, or 7.2%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $2.2 million and $2.5 million, respectively.

Interest earned on loans receivable decreased $2.2 million, or 7.8%, for the nine months ended September 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of loans outstanding of $29.1 million, or 4.3%, to $645.8 million for the nine months ended September 30, 2011 as compared to $674.9 million for the same period in the prior year. Additionally, the yield on loans receivable decreased by 18 basis points to 5.49% at September 30, 2011 from 5.67% at September 30, 2010, respectively.

Interest earned on securities decreased $2.5 million, or 6.9%, for the nine months ended September 30, 2011 compared to the same period in the prior year. This decrease was primarily the result of a decrease in the tax equivalent yield on securities of 41 basis points to 4.47% at September 30, 2011 as compared to 4.88% at September 30, 2010, partially offset by an increase in the average balance of the securities portfolio of $26.2 million, or 2.5%, to $1.1 billion at September 30, 2011.

These changes are reflected in the rate volume tables presented below which depict that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $1.4 million, or 14.2%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $539,000 and $895,000, respectively.

Interest incurred on deposits decreased $539,000, or 15.5%, for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 38 basis points to 1.12% from 1.50% for the quarters ended September 30, 2011 and 2010, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $113.4 million, or 12.3% to $1.0 billion for the three months ended September 30, 2011, compared to $920.4 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $895,000, or 14.7%, for the three months ended September 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $91.0 million, or 13.1%, as well as a decrease in the cost of these funds to 3.41% for the quarter ended September 30, 2011 as compared to 3.47%, for the quarter ended September 30, 2010.

Interest expense decreased $5.3 million, or 16.4%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits, borrowed funds and junior subordinated notes of $1.6 million, $3.6 million and $26,000, respectively.

Interest incurred on deposits decreased $1.6 million, or 15.0%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was due to a 36 basis point decrease in the cost of interest-bearing deposits to 1.24% from 1.60% for the nine months ended September 30, 2011 and 2010, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $85.0 million, or 9.4%, to $993.2 million for the nine months ended September 30, 2011, compared to $908.2 million for the same period in the prior year.

Interest incurred on borrowed funds decreased $3.6 million, or 18.5%, for the nine months ended September 30, 2011 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $102.4 million, or 14.1%, to $623.2 million for the nine months ended September 30, 2011, compared to $725.6 million for the same period in the prior year, as well as a 19 basis point decrease in the cost of these funds between the periods to 3.38% from 3.57% for the periods ended September 30, 2011 and 2010.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2011, the interest incurred on these borrowings decreased by $7,000, or 1.1%, due to a decrease in the cost of these funds to 5.23% from 5.29% for the same period in the prior year. During the nine months ended September 30, 2011, the interest incurred on these borrowings decreased by $26,000, or 1.4%, due to a decrease in the cost of these funds to 5.24% from 5.31% for the same period in the prior year.

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

	Three months ended September 30,
	2011				2010
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Taxable securities available for sale	$790,130	$8,018	4.06%		$750,356	$8,521	4.54%
Taxable corporate bonds available for sale	151,088	1,418	3.72%		154,934	1,725	4.42%
Tax-exempt securities available for sale	144,041	1,619	6.81	% (1)	134,374	1,510	6.81	% (1)

	1,085,259	11,055	4.38	% (1)	1,039,664	11,756	4.82	% (1)

Mortgage loans	469,275	6,410	5.46%		493,966	6,916	5.60%
Other loans	151,009	2,062	5.42%		160,244	2,268	5.62%
Tax-exempt loans	28,067	274	5.87	% (1)	17,240	183	6.38	% (1)

	648,351	8,746	5.47	% (1)	671,450	9,367	5.62	% (1)

Cash equivalents	57,024	16	0.11%		27,348	5	0.07%
FHLB stock	22,571	—	—		27,470	—	—

	79,595	16	0.08%		54,818	5	0.04%

Total interest-earning assets	1,813,205	19,817	4.58	% (1)	1,765,932	21,128	4.98	% (1)
Other noninterest-earning assets	169,763	—	—		177,234	—	—

Total assets	$1,982,968	$19,817	4.19	% (1)	$1,943,166	$21,128	4.52	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$387,055	$269	0.28%		$300,877	$262	0.35%
Time deposits	646,754	2,662	1.63%		619,551	3,208	2.05%

	1,033,809	2,931	1.12%		920,428	3,470	1.50%

FHLB advances	233,534	1,870	3.18%		313,873	2,706	3.42%
Repurchase Agreements	354,667	3,146	3.52%		363,000	3,176	3.47%
Other borrowings	14,707	164	4.42%		16,991	193	4.51%

	602,908	5,180	3.41%		693,864	6,075	3.47%

Junior subordinated notes - fixed	36,083	526	5.78%		36,083	528	5.81%
Junior subordinated notes - adjustable	10,310	86	3.31%		10,310	91	3.50%

	46,393	612	5.23%		46,393	619	5.29%

Total interest-bearing liabilities	1,683,110	8,723	2.06%		1,660,685	10,164	2.43%

Noninterest-bearing demand deposits	92,777	—	—		82,600	—	—
Other noninterest-bearing liabilities	22,579	—	—		24,329	—	—

Total liabilities	1,798,466	8,723	1.92%		1,767,614	10,164	2.28%
Stockholders’ equity	184,502	—	—		175,552	—	—

Total liabilities and equity	$1,982,968	$8,723	1.75%		$1,943,166	$10,164	2.08%

Net interest income		$11,094				$10,964

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.52	% (1)			2.55	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.67	% (1)			2.69	% (1)

	Nine months ended September 30,
	2011				2010
(Dollar amounts in thousands)	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate

Interest-earning assets:
Taxable securities available for sale	$787,275	$24,599	4.17%		$781,803	$27,296	4.66%
Taxable corporate bonds available for sale	152,101	4,423	3.89%		141,517	4,567	4.31%
Tax-exempt securities available for sale	141,330	4,767	6.81	% (1)	131,190	4,420	6.81	% (1)

	1,080,706	33,789	4.47	% (1)	1,054,510	36,283	4.88	% (1)

Mortgage loans	469,024	19,260	5.48%		493,833	20,925	5.65%
Other loans	150,854	6,151	5.45%		162,972	6,867	5.63%
Tax-exempt loans	25,883	750	5.87	% (1)	18,059	572	6.42	% (1)

	645,761	26,161	5.49	% (1)	674,864	28,364	5.67	% (1)

Cash equivalents	34,520	21	0.08%		18,156	10	0.07%
FHLB stock	23,924	—	—		27,470	—	—

	58,444	21	0.05%		45,626	10	0.03%

Total interest-earning assets	1,784,911	59,971	4.69	% (1)	1,775,000	64,657	5.05	% (1)
Other noninterest-earning assets	163,210	—	—		175,212	—	—

Total assets	$1,948,121	$59,971	4.30	% (1)	$1,950,212	$64,657	4.60	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$348,710	$866	0.33%		$287,740	$719	0.33%
Time deposits	644,527	8,381	1.74%		620,504	10,165	2.19%

	993,237	9,247	1.24%		908,244	10,884	1.60%

FHLB advances	245,017	5,760	3.14%		347,429	9,374	3.61%
Repurchase Agreements	360,778	9,399	3.48%		357,444	9,378	3.51%
Other borrowings	17,402	616	4.73%		20,748	613	3.95%

	623,197	15,775	3.38%		725,621	19,365	3.57%

Junior subordinated notes - fixed	36,083	1,561	5.78%		36,083	1,583	5.87%
Junior subordinated notes - adjustable	10,310	257	3.33%		10,310	261	3.38%

	46,393	1,818	5.24%		46,393	1,844	5.31%

Total interest-bearing liabilities	1,662,827	26,840	2.16%		1,680,258	32,093	2.55%

Noninterest-bearing demand deposits	89,253	—	—		77,693	—	—
Other noninterest-bearing liabilities	19,446	—	—		20,448	—	—

Total liabilities	1,771,526	26,840	2.03%		1,778,399	32,093	2.41%
Stockholders’ equity	176,595	—	—		171,813	—	—

Total liabilities and equity	$1,948,121	$26,840	1.84%		$1,950,212	$32,093	2.20%

Net interest income		$33,131				$32,564

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.53	% (1)			2.50	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.68	% (1)			2.64	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, between the three and nine month periods ended September 30, 2011 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, September 30, 2011 versus 2010 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$500	$(1,201)	$(701)
Loans	(317)	(304)	(621)
Cash equivalents	7	4	11
FHLB stock	—	—	—

Total interest-earning assets	190	(1,501)	(1,311)

Interest expense:
Deposits	392	(931)	(539)
FHLB advances	(654)	(182)	(836)
Repurchase agreements	(74)	44	(30)
Other borrowings	(26)	(3)	(29)
Junior subordinated notes	—	(7)	(7)

Total interest-bearing liabilities	(362)	(1,079)	(1,441)

Net interest income	$552	$(422)	$130

	Nine months ended September 30, 2011 versus 2010 Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$884	$(3,378)	$(2,494)
Loans	(1,199)	(1,004)	(2,203)
Cash equivalents	10	1	11
FHLB stock	—	—	—

Total interest-earning assets	(305)	(4,381)	(4,686)

Interest expense:
Deposits	951	(2,588)	(1,637)
FHLB advances	(2,516)	(1,098)	(3,614)
Repurchase agreements	87	(66)	21
Other borrowings	(108)	111	3
Junior subordinated notes	—	(26)	(26)

Total interest-bearing liabilities	(1,586)	(3,667)	(5,253)

Net interest income	$1,281	$(714)	$567

Provision for loan losses. The provision for loan losses decreased $250,000 to $300,000 for the quarter ended September 30, 2011 when compared to September 30, 2010 and decreased $304,000 to $800,000 for the nine months ended September 30, 2011 as compared to $1.1 million for the same period last year. These provisions were part of the normal operations of the Company for the second quarter and first nine months of 2011. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2011 amounted to $6.2 million, or 0.94% of the Company’s total loan portfolio, as compared to $6.5 million, or 1.00%, at December 31, 2010. The Company’s allowance for losses on loans as a percentage of non-performing loans was 51.73% and 49.78% at September 30, 2011 and December 31, 2010, respectively.

Non-interest income. Non-interest income increased $62,000, or 5.5%, for the three months ended September 30, 2011 compared to the same period in the prior year. The $62,000 increase in non-interest income was comprised of increases to net gain on sale of securities and income from real estate joint ventures of $406,000 and $131,000, respectively and a decrease in net impairment losses on securities of $336,000, partially offset by decreases in fees and service charges of $100,000 and an increase in net realized loss on derivatives of $686,000.

Non-interest income increased $1.5 million, or 50.9%, for the nine months ended September 30, 2011 compared to the same period in the prior year. The $1.5 million increase in non-interest income was comprised of increases to net gain on sale of securities and income from real estate joint ventures of $937,000 and $798,000, respectively and a decrease in net impairment losses on securities of $918,000, partially offset by decreases in fees and service charges of $308,000 and an increase in net realized loss on derivatives of $821,000.

Fees and service charges decreased $100,000 and $308,000 for the three and nine months ended September 30, 2011 compared to the same periods in the prior year. These decreases are due to decreases in fees charged on checking accounts, primarily related to a decline in non-sufficient funds fees.

Net realized gain on sale of securities available for sale increased $406,000 and $937,000 for both the three and nine months ended September 30, 2011. The Company had $25.3 million in sales from the portfolio during 2011, consisting of sales of fixed-rate mortgage backed securities of $24.5 million, adjustable-rate mortgage back securities of $648,000 and common stock of $204,000 resulting in a gain of $937,000.

Impairment losses on investment securities decreased $336,000 and $918,000 for the three and nine months ended September 30, 2011 compared to the same periods in the prior year. The Company took impairment charges during the nine months ended September 30, 2011 of approximately $78,000 on a $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions and $5,000 on one of its equity investments in community banks that had experienced a decline in its market value during the last several quarters.

The Company had losses on derivatives during the quarter ended September 30, 2011 of $989,000 compared to losses in the same period in 2010 of $303,000. During the nine months ended September 30, 2011 the Company had losses on derivatives of $1.9 million compared to losses during the same period in 2010 of $1.0 million. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased $131,000 for the three months ended September 30, 2011 and increased $798,000 for the nine month period when compared to the same periods ended September 30, 2010. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units. During the first quarter of 2010, the Company took an impairment charge to land acquisition and development costs of $852,000 at one of the Company’s joint ventures, as a result of a recent appraisal of the property. This charge partially offsets the income recognized during the nine months ended September 30, 2010.

Non-interest expense. Non-interest expense decreased $486,000, or 6.8%, to $6.7 million for the three months ended September 30, 2011 as compared to $7.2 million for the same period in the prior year. This decrease was primarily related to decreases in federal deposit premiums and other expenses of $165,000 and $456,000, respectively, partially offset by an increase in compensation and employee benefits of $106,000.

Non-interest expense increased $332,000, or 1.6%, to $20.9 million for the nine months ended September 30, 2011 as compared to $20.6 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment and data processing of $720,000, $62,000 and $108,000, respectively, partially offset by decreases in federal deposit insurance premiums and other expenses of $362,000 and $111,000, respectively.

Compensation and employee benefits increased $106,000 and $720,000 for the quarter and nine months ended September 30, 2011, as compared to the same periods in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to stock options and the ESOP.

Other expenses decreased $456,000 and $111,000 for the quarter and nine months ended September 30, 2011, as compared to the same periods in the prior year. These decreases were primarily due to decreased operating costs for the Company’s REO properties. Additionally, the quarter and nine months ended September 30, 2010 included an expense for the settlement of litigation with a local contractor related to a non-performing mortgage.

Provision for income taxes. The provision for income taxes increased $315,000, or 45.3%, to $1.0 million for the three months ended September 30, 2011, compared to $695,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 20.3% for the quarter ended September 30, 2011 as compared to 16.7% for the same period in the prior year.

The provision for income taxes increased $451,000, or 17.2%, to $3.1 million for the nine months ended September 30, 2011, compared to $2.6 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 20.5% for the nine months ended September 30, 2011 as compared to 19.5% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $92.7 million, or 4.8%, during the quarter to $2.00 billion at September 30, 2011 from $1.91 billion at December 31, 2010. This increase resulted primarily from increases to cash and cash equivalents, securities available for sale, loans receivable, premises and equipment, real estate acquired through foreclosure and bank owned life insurance of $54.7 million, or 153.1%, $44.4 million, or 4.1%, $3.4 million, or 0.5%, $1.0 million, or 7.5%, $2.1 million, or 195.4%, and $524,000, or 1.7%, partially offset by decreases in loans held for sale, accrued interest receivable, FHLB stock, real estate held for investment, intangible assets, securities receivable and prepaid expenses and other assets of $80,000, or 100.0%, $902,000, or 9.4%, $3.7 million or 14.3%, $4.1 million, or 18.2%, $263,000, or 29.4%, $506,000, or 23.3% and $3.9 million, or 32.7%. Total non-performing assets increased to $15.3 million, or 6.3%, at September 30, 2011 compared to $14.4 million at December 31, 2010 and non-performing assets to total assets were 0.76% at September 30, 2011 compared to 0.75% at December 31, 2010. The Company’s total liabilities increased $77.1 million, or 4.4%, to $1.8 billion at September 30, 2011. Total stockholders’ equity increased $15.6 million, or 9.3%, to $183.0 million at September 30, 2011, from $167.4 million at December 31, 2010. This increase resulted primarily from increases in deposits and accrued expenses and other liabilities of $150.0 million, or 14.8%, and $7.3 million, or 58.3%, respectively, partially offset by a decrease in borrowed funds of $78.4 million, or 11.0%. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $8.3 million and $7.6 million, respectively. Average stockholders’ equity to average assets was 9.06%, and book value per share was $12.36 at September 30, 2011 compared to 8.87% and $11.63, respectively, at December 31, 2010.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $54.7 million, or 153.1%, to $90.4 million at September 30, 2011 from $35.7 million at December 31, 2010. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased by $44.4 million, or 4.1%, to $1.1 billion at September 30, 2011. During the nine months ended September 30, 2011, the Company recorded purchases of available for sale securities of $222.0 million, consisting of purchases of fixed-rate mortgage backed securities of $165.7 million, adjustable-rate securities of $5.1 million, $9.4 million of municipal bonds, $41.1 million of corporate bonds and $682,000 of equity securities. In addition, the portfolio increased by $14.0 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of $25.3 million, consisting of sales of fixed-rate mortgage backed securities of $24.5 million, adjustable-rate mortgage back securities of $648,000 and common stock of $204,000 resulting in a gain of $937,000. In addition, there were repayments and maturities of securities of $165.9 million, premium amortizations of $1.2 million and OTTI losses of $83,000.

The Company’s investment strategy for 2011 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $105.0 million of wholesale borrowings with embedded interest rate caps totaling $130.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $185.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first nine months of 2011, this resulted in approximately $1.9 million of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of September 30, 2011, the Company had securities with unrealized losses for greater than twelve months of $8.4 million, as more fully described in footnote 2 “Securities”. This $8.4 million consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $3.4 million, or 0.5%, to $644.3 million at September 30, 2011 from $640.9 million at December 31, 2010. Included in this increase in loans receivable were increases in mortgage loans and commercial loans of $3.1 million, or 0.63%, and $6.2 million, or 15.4%, respectively, partially offset by an decrease in consumer loans of $1.8 million, or 1.4%. Additionally the portfolio was reduced by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $4.1 million, or 24.3%, during the nine months ended September 30, 2011, causing a reduction to the portfolio.

Loans held for sale. Loans held for sale decreased $80,000, or 100.0%, during the nine months ended September 30, 2011. During the nine month period ended September 30, 2011, the Company originated loans held for sale of approximately $325,000 and sold approximately $411,000, with a resulting gain of approximately $6,000.

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

Non-performing assets amounted to $15.3 million, or 0.76%, of total assets at September 30, 2011 compared to $14.4 million, or 0.75%, of total assets at December 31, 2010. The increase in non-performing assets of approximately $878,000 was primarily the result of increases in the balances of REO and TDR of $2.1 million, $296,000, respectively, partially offset by a decrease to non-performing loans and repossessed vehicles of $1.4 million and $166,000, respectively. The $2.1 million increase in REO was primarily due a loan to a local developer to construct 1-4 family residences, which was previously reported in non-performing loans.

FHLB Stock. FHLB stock decreased by $3.7 million, or 14.3%, to $22.4 million at September 30, 2011 compared to $26.1 million at December 31, 2010. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008 the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010 the FHLB partially lifted the suspension with a limited repurchase of excess stock. The dividend suspension remains in effect and no dividends were paid in 2011 or 2010. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $4.1 million or 18.3%, to $18.2 million at September 30, 2011 from $22.3 million at December 31, 2010. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $263,000, or 29.4%, to $632,000 at September 30, 2011 from $895,000 at December 31, 2010. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $332,000, $251,000, $170,000, $110,000 and $8,000 for the years 2011, 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of September 30, 2011 was $30.6 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $3.9 million, or 32.7%, to $7.9 million at September 30, 2011 from $11.8 million at December 31, 2010. This decrease is primarily due to the sale of an interest rate cap of $189,000, a decrease in the prepaid FDIC assessment of $982,000, a decline in the fair value of the interest rate caps of $1.8 million and a decline in the deferred tax asset of $3.8 million, partially offset by the purchase of nine interest rate caps during the period at a cost of $1.9 million. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $4.5 million at December 31, 2010 and has declined to $3.5 million at September 30, 2011.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 64.6%, of the Company’s total funding sources at September 30, 2011. Total deposits increased $150.0 million, or 14.8%, to $1.2 billion at September 30, 2011 from $1.0 billion at December 31, 2010. Interest-bearing demand deposits increased $123.1 million and time deposits increased $20.5 million, respectively, during the nine months ended September 30, 2011, while non-interest bearing deposits increased approximately $6.4 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $129.4 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 24 branch network. The Company will continue to offer these products to its customers through its 25th branch opening later this year in Cranberry Township, PA.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances, repurchase agreements, junior subordinated notes, borrowings from the Federal Reserve and corporate debt. Borrowed funds decreased $78.4 million, or 11.0%, to $637.0 million at September 30, 2011 from $715.5 million at December 31, 2010. FHLB advances decreased $64.1 million, or 22.1%, repurchase agreements decreased $10.0 million, or 2.8%, other borrowings decreased approximately $4.3 million, or 27.5%, while junior subordinated notes remained the same at $46.4 million during the nine months ended September 30, 2011. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $615,000, or 18.0%, to $2.8 million at September 30, 2011 from $3.4 million at December 31, 2010. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $7.3 million, or 58.3%, to $19.9 million at September 30, 2011 from $12.6 million at December 31, 2010. The increase was primarily due to an increase in the deferred tax liability of $3.8 million as well as increases in accrued interest and escrow accounts and various liability accounts.

Stockholders’ equity. Stockholders’ equity increased $15.6 million, or 9.3%, to $183.0 million at September 30, 2011, from $167.4 million at December 31, 2010. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $8.3 million and $7.6 million, respectively. Additionally, treasury stock decreased by $4.5 million while unearned ESOP shares increased by $4.5 million. During 2011 the Company’s ESOP plan entered into a loan with a community bank for $5.0 million. The proceeds of the loan were used to purchase 328,299 shares of the Company’s common stock. This stock was transferred from treasury into unearned ESOP shares. Average stockholders’ equity to average assets was 9.06%, and book value per share was $12.36 at September 30, 2011 compared to 8.87% and $11.63, respectively, at December 31, 2010.

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

As of September 30, 2011, the implementation of these asset and liability initiatives resulted in the following: (i) $151.5 million or 19.7% of the Company’s portfolio of mortgage-backed securities were secured by ARMs; (ii) $206.3 million or 31.0% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $59.4 million or 17.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.9 years and (iv) the Company had $185.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2011, the Company’s interest-earning assets maturing or repricing within one year totaled $741.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $699.4 million, providing an excess of interest-earning assets over interest-bearing liabilities of $41.6 million or a positive 2.1% of total assets. At September 30, 2011, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 105.9%. The Company believes that its 2.1% positive GAP is a temporary situation given the historical low rate environment in effect at September 30, 2011. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets and this positive position as of September 30, 2011 is temporary.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2011 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2011 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.44%	5.12%	(7.70%)	N/A
Return on average equity - increase (decrease)	2.66%	9.24%	(13.74%)	N/A
Diluted earnings per share - increase (decrease)	2.75%	9.66%	(14.27%)	N/A
EVE - increase (decrease)	(4.04%)	(14.09%)	(18.69%)	N/A

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

Net cash provided by operating activities totaled $20.5 million for the nine months ended September 30, 2011. Net cash provided by operating activities was primarily comprised of net income of $12.7 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.8 million and $4.1 million, respectively as well as slight variances in other operating activities. Other operating activities included the proceeds from the sale of loans available for sale of $411,000 and origination of loans available for sale of $325,000.

Funds used in investing activities totaled $33.0 million during the nine months ended September 30, 2011. Primary uses of funds included $222.0 million for purchases of securities available for sale and $124.3 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $119.9 million and $165.9 million, respectively.

Funds provided by financing activities totaled $67.2 million for the nine months ended September 30, 2011. The primary sources of funds included an increase in deposits and proceeds from long-term borrowings of $150.0 million and $10.9 million, respectively. These sources were offset by uses of funds for repayments of long-term borrowings, net decrease in short-term borrowings, payments of dividends, the purchase of treasury stock and the purchase of ESOP stock of $87.5 million, $1.8 million, $3.9 million, $559,000 and $461,000, respectively.

At September 30, 2011, the total approved loan commitments outstanding amounted to $7.6 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $88.7 million and the unadvanced portion of construction loans approximated $16.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $377.9 million.

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

On September 20, 2011 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2011, to shareholders of record at the close of business on September 30, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2011, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 8.0% and 15.7%, respectively.

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

Item 4. Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. During the period ended September 30, 2011 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2011	1,302	$13.37	1,302	393,630
August 1-31, 2011	1,762	12.91	1,762	391,868
September 1-30, 2011	317	10.44	317	391,551

Totals	3,381	$12.86	3,381	391,551

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: November 9, 2011	By: /s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 9, 2011	By: /s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer