Form 10-K
period 2011-12-31
ESB FINANCIAL CORP
filed 2012-03-15
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒.

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

As of June 30, 2011, the aggregate value of the 13,156,266 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,685,082 shares held by all directors and officers of the Registrant as a group, was approximately $170.0 million. This amount is based on the closing sales price of $12.92 per share of the Registrant’s Common Stock on June 30, 2011.

Number of shares of Common Stock outstanding as of March 2, 2012: 14,633,853

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated
1. Portions of the 2011 Annual Report to Stockholders.	Part II
2. Portions of Proxy Statement for the April 18, 2012 Annual Meeting of Stockholders	Part II

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

As of December 31, 2011, the Company had consolidated total assets of $1.96 billion, total deposits of $1.2 billion and stockholders’ equity of $179.1 million. For the year ended December 31, 2011, the Company realized consolidated net income and diluted net income per share of $14.9 million and $1.02, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 25 offices, as of December 31, 2011, in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

The Company is subject to examination and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a savings and loan holding company. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund of the FDIC. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Federal Reserve Board, which governs the reserves required to be maintained against deposits and certain other matters.

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

Market Area

The Company’s primary market area includes Allegheny, Beaver, Butler, and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, Pennsylvania, and the Bank’s 25 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General. As of December 31, 2011, the Company’s net loans receivable amounted to $648.9 million or 33.0% of the Company’s total assets. Loans secured by real estate amounted to $491.2 million or 73.3% of total loans receivable. Consumer loans and commercial business loans amounted to $128.8 million or 19.2% and $50.3 million or 7.5%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2011		2010		2009		2008		2007
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans:
Residential Real Estate
Single family	$312,723	46.7%	$314,051	47.8%	$329,984	47.9%	$353,658	50.0%	$314,438	49.1%
Construction	45,363	6.8%	48,687	7.4%	$45,749	6.7%	$45,861	6.5%	$49,763	7.8%
Multi-family	32,370	4.8%	30,091	4.6%	37,664	5.5%	33,680	4.8%	33,196	5.2%

Total residential real estate	390,456	58.3%	392,829	59.8%	413,397	60.1%	433,199	61.3%	397,397	62.1%
Commercial Real Estate
Commercial	83,447	12.4%	82,347	12.5%	84,409	12.3%	76,633	10.8%	80,141	12.5%
Construction	17,307	2.6%	9,701	1.5%	5,360	0.8%	10,118	1.4%	1,628	0.3%

Total commercial real estate	100,754	15.0%	92,048	14.0%	89,769	13.1%	86,751	12.2%	81,769	12.8%
Total mortgage loans	491,210	73.3%	484,877	73.8%	503,166	73.2%	519,950	73.5%	479,166	74.9%
Other loans:
Consumer loans
Home equity loans	72,493	10.8%	71,645	10.9%	73,195	10.7%	71,271	10.1%	67,550	10.6%
Dealer auto and RV loans	47,039	7.0%	50,781	7.7%	56,876	8.3%	60,896	8.6%	51,593	8.1%
Other loans	9,255	1.4%	9,960	1.5%	10,421	1.5%	10,656	1.5%	11,336	1.8%

Total consumer loans	128,787	19.2%	132,386	20.1%	140,492	20.5%	142,823	20.2%	130,479	20.5%
Commercial business loans	50,337	7.5%	40,431	6.1%	43,377	6.3%	44,508	6.3%	29,164	4.6%

Total other loans	179,124	26.7%	172,817	26.2%	183,869	26.8%	187,331	26.5%	159,643	25.1%

Total loans receivable	670,334	100.0%	657,694	100.0%	687,035	100.0%	707,281	100.0%	638,809	100.0%

Less:
Allowance for loan losses	6,537		6,547		6,027		6,006		5,414
Net deferred loan fees and discounts	(1,852)		(1,983)		(2,334)		(2,825)		(2,576)
Loans in process	16,728		12,243		11,955		12,785		11,720

Net loans receivable	$648,921		$640,887		$671,387		$691,315		$624,251

Loans Held for Sale
Residential - single family	$—		$80		$201		$—		$—

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2011. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$39,468	$89,630	$97,238	$264,874	$491,210
Consumer loans	22,172	56,063	34,534	16,018	128,787
Commercial business loans	22,091	8,538	9,747	9,961	50,337

	$83,731	$154,231	$141,519	$290,853	$670,334

Fixed and adjustable rate loans represented $557.5 million or 83.2% and $112.8 million or 16.8%, respectively, of the Company’s total loan portfolio as of December 31, 2011.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2011:

(Dollar amounts in thousands)	Fixed rate	Adjustable rate
Real estate loans	$384,687	$67,055
Consumer loans	77,900	28,715
Commercial business loans	28,245	1

	$490,832	$95,771

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

As of December 31, 2011, $5.2 million or 0.87% of the Company’s total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2011, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2011	2010	2009
Net loans receivable at beginning of period	$640,887	$671,387	$691,315
Originations:
Single-family residential real estate	69,219	84,173	68,830
Multi-familiy residential and commercial real estate	33,584	17,758	28,295
Construction	12,538	14,695	12,552
Consumer	42,279	44,341	49,342
Commercial business	24,227	24,113	15,007

	181,847	185,080	174,026
Repayments on loans	(172,428)	(216,767)	(193,668)
Transfers to real estate acquired through foreclosure	(4,674)	(1,757)	(469)
Other changes	3,289	2,944	183

Net loans receivable at end of period	$648,921	$640,887	$671,387

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, except new construction, and permits LTV ratios of up to 97% provided that private mortgage insurance is obtained. Loan programs involving new construction are limited to 95% LTV ratios. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 30% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. In practice, the Company has reduced the acceptable maximum LTV ratio over the last two years and is currently limiting these loans to 90% LTV ratios. The Company has also offered products for low- and moderate-income borrowers or for properties in low- and moderate-income census tracks which can exceed the 80% LTV ratio. These low and moderate-income programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2011, ESB was permitted to lend approximately $23.5 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. As of December 31, 2011, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2011, $312.7 million or 46.7% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2011, the Company had $62.7 million or 9.4% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2011, acquisition and development loans were extended on 13 projects with $9.5 million outstanding under commitments approved in the aggregate amount of $12.8 million and builder lines-of-credit were extended to 12 builders with $11.8 million outstanding under lines approved in the aggregate amount of $19.7 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2011, the Company had $115.8 million, or 17.2% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2011, the Company’s consumer loan portfolio totaled $128.8 million or 19.2% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, automobile loans (both direct and indirect), home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2011, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2011, $72.5 million or 56.3% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to assess the applicant’s ability to repay and the collateral value adequacy of the financed vehicle. As of December 31, 2011, $47.0 million or 36.5% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2011, commercial business loans amounted to $50.3 million or 7.5% of the Company’s total loan portfolio.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2011, the Company had $10.2 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2011, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $17.3 million or 0.88% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2011, the Company’s classified and criticized assets amounted to $94.2 million, with $64.3 million classified as substandard, $1,000 classified as doubtful, $445,000 classified as loss and $27.9 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Real estate loans	$5,089	$4,077	$2,921	$1,718	$1,555
Commercial business loans	54	837	417	—	32
Consumer loans	474	768	492	528	440

Total non-accrual loans	5,617	5,682	3,830	2,246	2,027

Total as a percentage of total assets	0.29%	0.30%	0.20%	0.11%	0.11%

Real estate acquired through foreclosure and repossessed vehicles	3,952	1,276	890	832	1,962

Total as a percentage of total assets	0.20%	0.07%	0.05%	0.04%	0.10%

Troubled debt restructuring	7,762	7,469	254	257	266

Total as a percentage of total assets	0.40%	0.39%	0.01%	0.01%	0.01%

Total non-performing assets	$17,331	$14,427	$4,974	$3,335	$4,255

Total non-performing assets as a percentage of total assets	0.88%	0.75%	0.25%	0.17%	0.23%

Real estate acquired through foreclosure was $4.0 million and $1.1 million as of December 31, 2011 and 2010, respectively. Of the $1.1 million acquired in 2010, $725,000 related to one home that the Company acquired through foreclosure in September 2010 and was subsequently sold in 2011. Of the $3.9 million in real estate acquired through foreclosure in 2011, $2.2 million relates to a multi-family development project and $867,000 relates to a commercial property.

Allowance for Loan Losses. Management establishes the allowance for losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical loss percentages to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Experience depth and ability of management

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2011 of $6.5 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$6,547	$6,027	$6,006	$5,414	$5,113
Provision for loan losses	1,130	1,404	912	1,406	865
Charge-offs
Real estate loans	(709)	(345)	(168)	(294)	(111)
Commercial business loans	(187)	(58)	(154)	(12)	(41)
Consumer loans	(478)	(583)	(697)	(690)	(689)

	(1,374)	(986)	(1,019)	(996)	(841)

Recoveries
Real estate loans	49	3	2	7	124
Commercial business loans	25	1	—	3	—
Consumer loans	160	98	126	172	153

	234	102	128	182	277

Balance at end of period	$6,537	$6,547	$6,027	$6,006	$5,414

Ratio of net charge-offs to average loans outstanding	0.18%	0.13%	0.13%	0.12%	0.09%

Ratio of allowance to total loans at end of period	0.98%	1.00%	0.88%	0.85%	0.85%

Balance at end of period applicable to:
Real estate loans	$4,557	$4,404	$3,826	$3,791	$3,474
Commercial business loans	384	784	864	663	349
Consumer loans	1,045	1,125	1,093	1,156	1,156
Unallocated	551	234	244	396	435

Balance at end of period	$6,537	$6,547	$6,027	$6,006	$5,414

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

	2011		2010		2009		2008		2007
(Dollar amounts in thousands)	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$2,115	58.3%	$2,573	59.8%	$2,206	60.1%	$2,210	61.3%	$1,988	62.1%
Commercial Real Estate Loans	2,442	15.0%	1,831	14.0%	1,620	13.1%	1,580	12.2%	1,486	12.8%
Consumer Loans	1,045	19.2%	1,125	20.1%	1,093	20.5%	1,156	20.2%	1,156	20.5%
Commercial Business Loans	384	7.5%	784	6.1%	864	6.3%	664	6.3%	349	4.6%
Unallocated	551	N/A	234	N/A	244	N/A	396	N/A	435	N/A

	$6,537	100.0%	$6,547	100.0%	$6,027	100.0%	$6,006	100.0%	$5,414	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the Federal Reserve Bank of Cleveland (FRB of Cleveland) and the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are able to be withdrawn upon demand and are not federally insured. Interest-earning deposits at the FRB of Cleveland and the FHLB of Pittsburgh totaled $19.3 million and $14.6 million, respectively, as of December 31, 2011.

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

The Company also maintains a portfolio of mortgage-backed securities which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). Mortgage-backed securities increase the quality of the Company’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779

	$387,859	$12,827	$(11,775)	$388,911

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662

	$332,232	$6,390	$(11,957)	$326,665

December 31, 2009:
Trust preferred securities	$47,272	$66	$(6,761)	$40,577
Municipal securities	145,642	5,014	(562)	150,094
Equity securities	775	189	(57)	907
Corporate bonds	84,332	4,052	(203)	88,181

	$278,021	$9,321	$(7,583)	$279,759

Included in the $37.5 million of trust preferred securities are standalone trust preferred securities with a fair value of $37.4 million that are investment-grade rated by at least one rating agency. In addition, there was one pooled trust preferred security with a par value of $2.5 million and a fair value of $120,000 that was not investment-grade rated. The Company took impairment charges of approximately $78,000 in 2011, $810,000 in 2010 and $552,000 in 2009 on this $2.5 million collateralized debt obligation that is comprised of sixteen financial institutions. The Company had an independent third party analyze this security at December 31, 2011 and the third party found there was no additional impairment necessary on this security. The value of this security was derived using a discounted cash flow method which is a level three pricing method by the third party.

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2011
GNMA	$31,278	$1,519	$—	$32,797
FNMA	387,743	21,550	—	409,293
FHLMC	262,282	14,337	(8)	276,611
Collateralized mortgage obligations	22,335	471	(302)	22,504

	$703,638	$37,877	$(310)	$741,205

December 31, 2010
GNMA	$30,324	$1,232	$—	$31,556
FNMA	339,730	17,462	(575)	356,617
FHLMC	321,439	14,601	(949)	335,091
Collateralized mortgage obligations	26,987	920	(164)	27,743

	$718,480	$34,215	$(1,688)	$751,007

December 31, 2009
GNMA	$22,832	$472	$(65)	$23,239
FNMA	392,449	17,191	(220)	409,420
FHLMC	341,549	16,071	(187)	357,433
Collateralized mortgage obligations	36,884	588	(413)	37,059

	$793,714	$34,322	$(885)	$827,151

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2011	2010	2009
Mortgage-backed securities at the beginning of period	$751,007	$827,151	$903,093
Purchases	205,580	190,041	122,498
Sales	(24,358)	—	—
Repayments	(194,243)	(263,731)	(209,587)
Net amortization of premium	(1,821)	(1,545)	(979)
Change in unrealized gain (loss) on mortgage-backed securities available for sale	5,040	(909)	12,126

Mortgage-backed securities at the end of period	$741,205	$751,007	$827,151

Weighted average yield at the end of the period	3.78%	4.20%	4.96%

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

The Board of Directors has established an investment policy, which provides for priorities for the Company’s investments with respect to the safety of the principal amount, liquidity, generation of income, management of interest rate risk and capital appreciation. The policy permits investment in various types of liquid assets including, among others, U.S. Treasury and federal agency securities, municipal obligations, investment grade corporate bonds and federal funds.

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands) Type of Account	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$95,691	8.3%	$84,272	8.3%	$68,404	7.2%
NOW account deposits	208,975	18.1%	128,020	12.6%	110,379	11.8%
Money Market deposits	34,484	3.0%	32,759	3.2%	32,256	3.4%
Passbook account deposits	153,644	13.3%	136,730	13.6%	119,556	12.7%
Time deposits	663,616	57.3%	630,864	62.3%	613,752	64.9%

	$1,156,410	100.0%	$1,012,645	100.0%	$944,347	100.0%

The Company had a total of $246.6 million, $198.6 million and $193.7 million in time deposits of $100,000 or more as of December 31, 2011, 2010 and 2009, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2011, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 0.99%	$241,657	$10,443	$16	$—	$—	$—	$252,116
1.00% to 1.99%	52,272	48,868	52,885	5,418	7,446	365	167,254
2.00% to 2.99%	84,801	52,841	468	23,201	29,637	2,526	193,474
3.00% to 6.00%	9,127	6,318	27,913	4,776	152	2,486	50,772

	$387,857	$118,470	$81,282	$33,395	$37,235	$5,377	$663,616

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2011	2010	2009
0.00% to 0.99%	$252,116	$76,104	$72,762
1.00% to 1.99%	167,254	233,869	172,197
2.00% to 2.99%	193,474	180,102	146,521
3.00% to 6.00%	50,772	140,789	222,272

	$663,616	$630,864	$613,752

As of December 31, 2011, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$55,768
More than three through six months	36,120
More than six through twelve months	56,043
More than twelve months	98,705

$246,636

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2011	2010	2009
Increase before interest credited and acquisition	$131,783	$53,998	$49,184
Interest credited	11,982	14,300	17,834

Net deposit increase	$143,765	$68,298	$67,018

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2011, the Company had outstanding advances with the FHLB of $207.4 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2011	2010	2009
FHLB advances	$207,355	$290,440	$420,422
Repurchase agreements	343,000	363,000	343,000
ESOP borrowings	4,250	—	945
Corporate borrowings	4,200	11,200	12,600
Treasury tax and loan note payable	—	191	135
Borrowings for joint ventures	1,762	4,232	6,146
Junior subordinated notes	46,393	46,393	46,393

	$606,960	$715,456	$829,641

FHLB Advances are secured by FHLB stock, qualifying residential mortgage loans and mortgage-backed securities to the extent that the fair value of such pledged collateral must be at least equal to the advances outstanding. At December 31, 2011, the Company had a maximum borrowing capacity with the FHLB of $344.7 million, with $126.3 million available for use.

The Company enters into sales of securities under agreements to repurchase. Such repurchase agreements are treated as borrowed funds. The dollar amount of the securities underlying the agreements remain in their respective asset accounts.

Repurchase agreements are collateralized by various securities that are either held in safekeeping at the FHLB or delivered to the dealer who arranged the transaction; the Company maintains control of these securities.

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of December 31, 2011 was $402.1 million with an amortized cost of $375.0 million. The market value of the securities as of December 31, 2010 was $426.7 million with an amortized cost of $400.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the year ended December 31, 2011 and 2010.

Included in the $207.4 million of FHLB advances at December 31, 2011 are $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $343.0 million of Repurchase Agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

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

As of December 31, 2011 and 2010, the Company had repurchase agreements with Citigroup of $145.0 million and $155.0 million respectively. As of both December 31, 2011 and 2010, the Company had repurchase agreements with Barclays Capital of $70.0 million. As of December 31, 2011 and 2010, the Company had repurchase agreements with Credit Suisse of $93.0 million and $103.0 million, respectively. As of both December 31, 2011 and 2010, the Company had repurchase agreements with PNC of $5.0 million and as of both December 31, 2011 and December 31, 2010 the Company had repurchase agreements with Morgan Stanley of $30.0 million.

As of December 31, 2011, the Company had repurchase agreements with Citigroup with $17.7 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 25 months, repurchase agreements with Barclays Capital with $7.7 million at risk with a weighted average of maturity of 34 months, repurchase agreements with Credit Suisse with $13.4 million at risk with a weighted average maturity of 29 months, repurchase agreements with PNC with $1.2 million at risk with a weighted average maturity of 3 months and repurchase agreements with Morgan Stanley with $2.4 million at risk with a weighted average maturity of 25 months.

Borrowings under repurchase agreements averaged $356.8 million, $359.7 million and $344.4 million during 2011, 2010, and 2009, respectively. The maximum amount outstanding at any month-end was $368.0 million, $363.0 million and $366.0 million during 2011, 2010, and 2009, respectively.

The following table presents certain information regarding aggregate short-term (maturities within one year) borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2011	2010	2009
FHLB advances:
Average balance outstanding for the year	$49,732	$98,228	$231,538
Maximum amount outstanding at any month end during the year	73,166	175,000	275,100
Balance outstanding at year end	30,684	71,866	180,400
Weighted average interest rate during the year	2.50%	4.04%	4.93%
Weighted average interest rate at year end	2.80%	2.87%	4.61%
Repurchase agreements:
Average balance outstanding for the year	$64,250	$28,833	$40,208
Maximum amount outstanding at any month end during the year	93,000	38,000	72,500
Balance outstanding at year end	93,000	38,000	28,000
Weighted average interest rate during the year	2.52%	1.50%	3.12%
Weighted average interest rate at year end	3.12%	1.61%	2.02%
ESOP Borrowings:
Average balance outstanding for the year	$917	$512	$945
Maximum amount outstanding at any month end during the year	1,000	945	945
Balance outstanding at year end	1,000	—	945
Weighted average interest rate during the year	4.68%	4.25%	4.25%
Weighted average interest rate at year end	4.68%	0.00%	4.25%
Corporate borrowings:
Average balance outstanding for the year	$1,400	$1,400	$1,400
Maximum amount outstanding at any month end during the year	1,400	1,400	1,400
Balance outstanding at year end	1,400	1,400	1,400
Weighted average interest rate during the year	6.30%	6.30%	6.30%
Weighted average interest rate at year end	6.30%	6.30%	6.30%
Treasury tax and loan note:
Average balance outstanding for the year	$119	$169	$153
Maximum amount outstanding at any month end during the year	150	191	182
Balance outstanding at year end	—	191	135
Weighted average interest rate during the year	0.00%	0.00%	0.00%
Weighted average interest rate at year end	0.00%	0.00%	0.00%
Total short term borrowings:
Average balance outstanding for the year	$116,418	$129,142	$274,244
Maximum amount outstanding at any month end during the year	127,400	205,534	350,125
Balance outstanding at year end	126,084	111,457	210,880
Weighted average interest rate during the year	2.57%	3.49%	4.66%
Weighted average interest rate at year end	3.09%	2.48%	4.27%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated

Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2011 and 2010. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $155,000 of the common securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank, National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2011 and 2010.

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

Subsidiaries

As of December 31, 2011, the Company had investments in ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $1.6 million. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2011, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $15.0 million in service corporations. On that date, ESB had a $10.5 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, Pennsylvania a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2011, AMSCO had total assets, consisting primarily of investments in nine joint ventures, of $23.9 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, Pennsylvania in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2011, 4 of the 56 lots remain unsold. On that date, AMSCO had a $89,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, Pennsylvania in April 2001. The LLC has developed the land and began construction on a total of 72 quadplex, 34 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2011, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $2.0 million with outstanding balances of $2.0 million and development costs of $2.3 million. As of December 31, 2011, 78 units were closed and 10 units remained in various stages of construction. On that date, AMSCO had a $265,000 investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, Pennsylvania, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2011, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2011, 55 lots were closed and 21 developed lots are remaining. On that date, AMSCO had a $1.0 million investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, Pennsylvania in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2011, Brandy One had outstanding loans with ESB in the amount of $855,000 with an outstanding balance of $855,000. As of December 31, 2011, all 112 units of the original project were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 8 townhouses, one duplex building and one triplex building known as Napa Ridge. At December 31, 2011, all eight of the townhouse units and the duplex building were under construction and four townhouses have been sold. On that date, AMSCO had a ($1) thousand investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, Pennsylvania in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. As of December 31, 2011, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.3 million with outstanding balances of $1.3 million. As of December 31, 2011, 17 of the 48 lots in Phase I were sold and two units were under construction. It is the partner’s intention to sell the land for Phase II, the final phase, to another developer. At December 31, 2011, AMSCO had a $219,000 investment in The Vineyards at Brandywine.

The sixth joint venture, The Meadows at Hampton, consists of a 100% interest in a limited partnership (LP). The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County, Pennsylvania. The partnership developed the site into 32 duplex building lots to construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.2 million and a line of credit in the amount of $813,000 for the construction of the units. As of December 31, 2011, 12 units were closed and 2 units remained under construction. The partnership no longer constructs units for resale and has contracted with a local builder to purchase the remaining fifty lots. To date, two lots have been sold. The outstanding loan balances at year-end totaled $3.0 million and AMSCO had an investment of ($513) thousand.

The seventh joint venture, Cobblestone Village, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County, Pennsylvania. The partnership developed the site into 25 quadplex building lots to construct 25 buildings containing a total of 100 units. ESB Bank is providing financing in the form of a line of credit in the amount of $1.8 million for the construction of the buildings. December 31, 2011, 99 units were closed and 1 unit remained under construction. The outstanding loan balances at year-end were $121,000 and AMSCO had an investment of $86,000.

The eighth joint venture, BelleVue Park, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County, Pennsylvania. The partnership developed the site into 185 single family lots along with 26 quadplex building lots to construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of four loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 95.7% of this loan to other lenders. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. ESB has sold 86.7% of this loan to other lenders. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. The fourth loan is a line of credit in the amount of $750,000 for the construction of the single family units. As of December 31, 2011, 103 single family lots were closed and 4 single family units remained in various stages of construction. As of December 31, 2011, 68 quadplex units were closed and 20 units remained in various stages of construction. The outstanding loan balances at year-end totaled $3.6 million and AMSCO had an investment of $4.1 million.

A ninth joint venture, MW 42 Limited Partnership, consisted of a single family home that was sold in 2011. The joint venture was subsequently closed.

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

Regulation of the Company

General. The Company is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (HOLA). As such, the Company is subject to regulations, examinations, supervision and reporting requirements of the Federal Reserve Board. As a subsidiary of a savings and loan holding company, ESB is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The law imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision (OTS) to the Office of the Comptroller of the Currency (OCC). Savings and loan holding companies are regulated by the Federal Reserve Board. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect the Company and the Bank. All of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•

A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts has been provided through the end of 2012.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board.

•

Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies has been extended to thrift holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to the Company.

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

•

Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Federal Reserve Board determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Federal Reserve Board may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2011, the Company was a grandfathered holding company.

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company.

They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board by regulation prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the Federal Reserve Board at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association includes any company or entity which controls the savings association or, is controlled by a company that controls the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2011, the Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Federal Reserve Board, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Federal Reserve Board, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

The Federal Reserve Board may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (FDIA); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered banks or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

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

Sarbanes-Oxley Act of 2002. The Company is subject to the Sarbanes-Oxley Act of 2002, which generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

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

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2011 was 0.00165% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2011, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2011, the Bank was in the “well capitalized” category.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2011, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2011, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2010 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2011, the Company has a minimum tax credit carry forward of $3.9 million.

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Franchise Tax is a property tax on a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth. Capital Stock Franchise Tax was imposed at a rate of 0.289% in 2011 and is being reduced gradually over the next two years. The Capital Stock Franchise Tax will be phased out completely by 2014.

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

Personnel

As of December 31, 2011, the Company had 227 full-time and 70 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal and state bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2011, our allowance for loan losses amounted to $6.5 million.

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

We own common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Pittsburgh’s advance program. The aggregate cost and fair value of our FHLB of Pittsburgh common stock as of December 31, 2011 was $21.3 million based on its par value. There is no market for our FHLB of Pittsburgh common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB, including the FHLB of Pittsburgh, could be substantially diminished or reduced to zero. In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. Consequently, we believe that there is a risk that our investment in FHLB of Pittsburgh common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge. Offsetting this risk, the FHLB has redeemed approximately $4.8 million of our stock in 2011.

Increased and/or special Federal Deposit Insurance Corporation assessments will adversely impact our earnings.

There has been a high level of bank failures in recent years, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended December 31, 2009, was $891,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

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

We and our subsidiaries are subject to extensive regulation, supervision and examination by the Federal Reserve Board, the Pennsylvania Department of Banking and by the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Other than temporary declines in the value of our investment securities may require us to take additional charges to earnings.

We evaluate our securities portfolio for other-than-temporary-impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value of at least 15% is reviewed quarterly. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers and other criteria under GAAP to indicate if any OTTI exists. Declines in the fair value of securities that can attributed to specific adverse conditions affecting the credit quality of the investment are recorded as OTTI losses and charged to earnings as an impairment charge while non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income. During the years ended December 31, 2011, 2010 and 2009, the Company recorded charges of $447,000, $1.2 million and $617,000, respectively, for OTTI on securities. In 2011, the Company recorded impairment charges of approximately $78,000 on a $2.5 million collateralized debt obligation, $52,000 on a private-label mortgage backed security and $317,000 on five of its equity investments in various banks that had experienced a decline in their market value for the last several quarters. As of December 31, 2011, our investment securities portfolio totaled $1.09 billion with a fair value of $1.13 billion, including trust preferred securities with an aggregate amortized cost of $45.9 million, an aggregate fair value of $37.5 million and gross unrealized losses of $8.6 million and corporate bonds with an aggregate amortized cost of $165.9 million, an aggregate fair value of $164.8 million and gross unrealized losses of $2.9 million. Because the declines in the fair value of individual securities are deemed to be temporary, the investment securities have not been written down to their fair value. We closely monitor our investment portfolio and additional declines in market value or credit quality could result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

The current economic environment poses significant challenges and could adversely affect the Company’s financial condition and results of operations.

Although the economy in Western Pennsylvania continues to be strong in comparison to many other areas of the country and the United States as a whole, challenging conditions in the broader economy could adversely affect the financial capacity of businesses and individuals in the Company’s market areas. The impact of current economic conditions on the Company’s financial results could also include increased levels of nonperforming loans, provisions for loan losses and expense associated with loan collection efforts. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder the Company’s ability to grow.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been a contributing factor to increases in net interest income in the short term. Our ability to further lower our interest expense is limited as these interest rate levels already are at very low levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Legislative or regulatory responses to perceived financial and market problems could impair our rights against borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the Bank’s rights as creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities or increased expense in pursuing our remedies as a creditor.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital as standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if we determine that, due to competitive pressures in the marketplace or otherwise, we begin offering interest on demand deposits to attract additional customers or maintain current customers. Consequently, our business, financial condition or results of operations may be adversely affected, perhaps materially.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2011:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	—	$998,841	12.5%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	—	$24,687	3.8%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	—	$77,331	3.0%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	—	$572,812	5.1%
5035 Curry Road, Pittsburgh, PA 15236
Beaver Office	Owned	—	$368,517	5.3%
701 Corporation Street, Beaver, PA 15009
Beaver Falls Office	Owned	—	$97,312	2.3%
1427 Seventh Avenue, Beaver Falls, PA 15010
Beechview Office	Leased	10/31/15	$30,000	1.7%
1550 Beechview Avenue, Pittsburgh, PA 15216
Butler Office	Owned		$1,454,520	1.3%
831 Evans City Road, Renfrew, PA 16053
Center Township Office	Owned	—	$638,144	5.8%
3531 Brodhead Road, Monaca, PA 15061
Chippewa Township Office	Owned	—	$467,143	7.0%
2521 Darlington Road, Beaver Falls, PA 15010
Coraopolis Office	Owned	—	$58,936	2.2%
900 Fifth Avenue, Coraopolis, PA 15108
Cranberry Township Office	Owned	—	$1,678,428	0.1%
2630 Rochester Road, Cranberry Twp, PA 16066
Darlington Office	Owned	—	$146,998	1.1%
233 Second Street, Darlington, PA 16115
Fox Chapel Office	Owned	—	$140,339	6.5%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	—	$426,363	4.2%
1793 Mercer Road, Ellwood City, PA 16117
Hopewell Township Office	Owned	—	$161,352	2.9%
2293 Brodhead Road, Aliquippa, PA 15001
Neshannock Township Office	Owned	—	$1,238,226	4.1%
3360 Wilmington Road, New Castle, PA 16105
New Brighton Office	Owned	—	$68,573	1.9%
800 Third Avenue, New Brighton, PA 15066
North Shore Office	Owned	—	$22,715	2.2%
807 Middle Street, Pittsburgh, PA 15212
Northern Lights Office	Leased	07/31/19	$45,253	2.5%
1555 Beaver Road, Baden, PA 15005
Shenango Township Office	Owned	—	$1,681,761	9.6%
2731 Ellwood Road, New Castle, PA 16101
Spring Hill Office	Owned	—	$302,673	1.8%
Itin & Rhine Streets, Pittsburgh, PA 15212
Troy Hill Office	Owned	—	$309,135	3.0%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	—	$1,049,575	5.7%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Owned	—	$1,888,886	4.4%
527 South Main Street, Zelienople, PA 16063

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Other Properties:
Drive-through Facility	Owned	—	$23,518	NA
618 Beaver Avenue, Ellwood City, PA 16117
Parking Lot	Owned	—	$17,639	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Training Center	Owned	—	$66,181	NA
632 Lawrence Avenue, Ellwood City, PA 16117
Parking Lot	Owned		$18,000	NA
628 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	—	$54,000	NA
Route 30, Clinton, PA 15026
Rental Property	Owned	—	$51,129	NA
914 5th Avenue, Coraopolis, PA 15108
Rental Property	Owned	—	$62,088	NA
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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2011 Annual Report to Stockholders included as Exhibit 13 hereto (2011 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2011	3,178	$13.28	3,178	388,373
November 1-30, 2011	301,781	13.27	301,781	86,592
December 1-31, 2011	10,914	13.58	10,914	75,678
Totals	315,873	$13.28	315,873	75,678

(1)	On May 20, 2009, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2011 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2011 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2011 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2011 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2011 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2012 (“Proxy Statement”).

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Compensation of Directors and Executive Officers” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the sections captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” and “Proposal to Adopt the 2012 Stock Incentive Plan – Equity Compensation Plan Information” of the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3)	(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4	Specimen Common Stock Certificate (3)

10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(5)

10.2	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (4)(5)

10.3	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (4)(5)

10.4	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (4)(5)

10.5	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(5)

10.6	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

10.7	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2007 (4)(5)

10.8	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (4)(5)

10.9	Form of Amended and Restated Change in Control Agreement among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (4)(5)

10.10	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (4)(5)

10.11	Amended and Restated ESB Financial Corporation Excess Benefit Plan (4)(5)

10.12	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (4)(5)

10.13	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (4)(5)

13	2011 Annual Report to Shareholders (6)

21	Subsidiaries of the Registrant - Reference is made to Item 1. “Business - Subsidiaries” for the required information.

23	Consent of S R Snodgrass, A.C. (6)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the SEC on March 12, 2009
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(5)	Management contract or compensatory plan or arrangement.
(6)	Filed herewith
(*)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.
(c)	There are no other financial statements and financial statement schedules which were excluded from the 2011 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	ESB FINANCIAL CORPORATION

	By:	/s/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLOTTE A. ZUSCHLAG Charlotte A. Zuschlag President and Chief Executive Officer, Director (Principal Executive Officer)	Date: March 15, 2012

By:	/s/ CHARLES P. EVANOSKI Charles P. Evanoski Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 15, 2012

By:	/s/ WILLIAM B. SALSGIVER William B. Salsgiver Chairman of the Board of Directors	Date: March 15, 2012

By:	/s/ HERBERT S. SKUBA Herbert S. Skuba Vice Chairman of the Board of Directors	Date: March 15, 2012

By:	/s/ MARIO J. MANNA Mario J. Manna – Director	Date: March 15, 2012

By:	/s/ JAMES P. WETZEL, JR. James P. Wetzel, Jr. – Director	Date: March 15, 2012