Form 10-Q
period 2012-03-31
ESB FINANCIAL CORP
filed 2012-05-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2012:

Common Stock, $0.01 par value	14,640,564 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in thousands)

	March 31,	December 31,
	2012	2011
Assets
Cash on hand and in banks	$3,517	$4,720
Interest-earning deposits	40,569	34,117
Federal funds sold	3	11

Cash and cash equivalents	44,089	38,848
Securities available for sale; cost of $1,087,740 and $1,091,497	1,130,874	1,130,116
Loans receivable, net of allowance for loan losses of $6,633 and $6,537	660,008	648,921
Accrued interest receivable	8,677	9,227
Federal Home Loan Bank (FHLB) stock	20,193	21,256
Premises and equipment, net	15,026	15,071
Real estate acquired through foreclosure, net	3,612	3,883
Real estate held for investment	15,164	15,268
Goodwill	41,599	41,599
Intangible assets	484	554
Bank owned life insurance	30,960	30,802
Securities receivable	1,236	1,148
Prepaid expenses and other assets	7,326	8,098

Total assets	$1,979,248	$1,964,791

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,190,329	$1,156,410
FHLB advances	199,297	207,355
Repurchase agreements	318,000	343,000
Other borrowings	9,421	10,212
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	2,597	2,519
Accounts payable for land development	2,373	2,634
Accrued expenses and other liabilities	25,062	17,193

Total liabilities	1,793,472	1,785,716

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,278,045 and 16,278,045 shares issued; 14,640,987 and 14,600,871 shares outstanding	163	163
Additional paid-in capital	102,719	102,667
Treasury stock, at cost; 1,637,058 and 1,677,174 shares	(19,094)	(19,537)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,917)	(4,184)
Retained earnings	82,457	80,231
Accumulated other comprehensive income, net	24,451	20,904

Total ESB Financial Corporation’s stockholders’ equity	186,779	180,244
Noncontrolling interest	(1,003)	(1,169)

Total stockholders’ equity	185,776	179,075

Total liabilities and stockholders’ equity	$1,979,248	$1,964,791

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans receivable	$8,349	$8,661
Taxable securities available for sale	8,846	9,735
Tax free securities available for sale	1,647	1,556
FHLB Stock	10	—
Deposits with banks and federal funds sold	18	3

Total interest income	18,870	19,955

Interest expense:
Deposits	2,551	3,233
Borrowed funds	4,710	5,305
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	612	600

Total interest expense	7,873	9,138

Net interest income	10,997	10,817
Provision for loan losses	200	300

Net interest income after provision for loan losses	10,797	10,517

Noninterest income:
Fees and service charges	835	820
Net gain on sale of loans	—	7
Increase of cash surrender value of bank owned life insurance	158	171
Net realized gain on sale of securities available for sale	267	—
Net realized loss on derivatives	(131)	(125)
Income from real estate joint ventures	419	464
Other	175	152

Total noninterest income	1,723	1,489

Noninterest expense:
Compensation and employee benefits	4,358	4,145
Premises and equipment	717	724
Federal deposit insurance premiums	407	468
Data processing	589	572
Amortization of intangible assets	68	88
Advertising	139	78
Other	1,444	1,107

Total noninterest expense	7,722	7,182

Income before income taxes	4,798	4,824
Provision for income taxes	845	896

Net income before noncontrolling interest	3,953	3,928
Less: net income attributable to the noncontrolling interest	168	268

Net income attributable to ESB Financial Corporation	$3,785	$3,660

Net income per share
Basic	$0.26	$0.25
Diluted	$0.26	$0.25
Cash dividends declared per share	$0.10	$0.08
Weighted average shares outstanding	14,293,442	14,440,697
Weighted average shares and share equivalents outstanding	14,439,949	14,553,265

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income before noncontrolling interest	$3,953	$3,928
Other comprehensive income (net of tax and reclassifications)
Net change in unrealized gains (losses):
Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	4,834	(679)
Income tax effect	(1,643)	231

	3,191	(448)

Gains recognized in earnings	267	—
Income tax effect	(91)	—

	176	—

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	3,367	(448)

Unrealized holding gain (loss) on securities, net	3,367	(448)

Pension and Postretirement Amortization	52	46
Income tax effect	(17)	(16)

	35	30

Fair Value adjustment on derivatives	220	375
Income tax effect	(75)	(128)

	145	247

Other comprehensive income (loss)	3,547	(171)

Net comprehensive income before noncontrolling interest	7,500	3,757
Less: net income attributable to the noncontrolling interest	168	268

Net comprehensive income attributable to ESB Financial Corporation	$7,332	$3,489

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2012	$163	$102,667	$(19,537)	$(4,184)	$80,231	$20,904	$(1,169)	$179,075

Comprehensive results:
Net income	—	—	—	—	3,785	—	168	3,953
Other comprehensive results, net	—	—	—	—	—	3,371	—	3,371
Reclassification adjustment	—	—	—	—	—	176	—	176

Total comprehensive results	—	—	—	—	3,785	3,547	168	7,500
Cash dividends at $0.10 per share	—	—	—	—	(1,431)	—	—	(1,431)
Purchase of treasury stock, at cost (3,112 shares)	—	—	(42)	—	—	—	—	(42)
Reissuance of treasury stock for stock option exercises (43,228 shares)	—	—	485	—	(128)	—	—	357
Compensation expense ESOP	—	108	—	267	—	—	—	375
Additional ESOP shares purchased	—	(88)	—	—	—	—	—	(88)
Tax effect of compensatory stock options	—	32	—	—	—	—	—	32
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2012	$163	$102,719	$(19,094)	$(3,917)	$82,457	$24,451	$(1,003)	$185,776

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2012	2011
Operating activities:
Net income	$3,953	$3,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	258	228
Provision for loan losses	200	300
Amortization of premiums and accretion of discounts	849	570
Origination of loans available for sale	—	(325)
Proceeds from sale of loans available for sale	—	412
Gain on sale of loans available for sale	—	(7)
Net gain on sale of securities available for sale	(267)	—
Net realized loss on derivatives	131	125
Amortization of intangible assets	68	88
Compensation expense on ESOP and MRP	375	390
Increases in Bank owned life insurance	(158)	(171)
Decrease in accrued interest receivable	550	666
Decrease in prepaid FDIC assessment	377	440
Decrease (increase) in prepaid expenses and other assets	178	(587)
Increase in accrued expenses and other liabilities	2,095	1,214
Gain on sale of real estate acquired through foreclosure	(9)	(5)
Other	279	(425)

Net cash provided by operating activities	8,879	6,841

Investing activities:
Loan originations	(55,084)	(42,541)
Purchases of:
Securities available for sale	(52,396)	(108,618)
Premises and equipment	(213)	(555)
Principal repayments of:
Loans receivable	44,178	45,569
Securities available for sale	59,802	70,659
Proceeds from the sale of:
Securities available for sale	767	—
Real estate acquired through foreclosure	473	150
Redemption of FHLB stock	1,063	1,305
Funding of real estate held for investment	(2,057)	(2,074)
Proceeds from real estate held for investment	960	2,017

Net cash used in investing activities	(2,507)	(34,088)

Financing activities:
Net increase in deposits	33,919	42,086
Proceeds from long-term borrowings	2,628	7,198
Repayments of long-term borrowings	(36,476)	(50,000)
Net (decrease) increase in short-term borrowings	(1)	8,741
Proceeds received from exercise of stock options	389	94
Dividends paid	(1,460)	(1,203)
Payments to acquire treasury stock	(42)	(374)
Stock purchased by ESOP	(88)	(381)

Net cash (used in ) provided by financing activities	(1,131)	6,161

Net increase (decrease) in cash equivalents	5,241	(21,086)
Cash equivalents at beginning of period	38,848	35,707

Cash equivalents at end of period	$44,089	$14,621

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2012	2011

Supplemental information:

Interest paid	$7,274	$9,118
Income taxes paid	504	518

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	366	—
Transfers from loan originations to proceeds on real estate held for investment	940	654
Dividends declared but not paid	1,431	1,267
Unfunded security commitments	4,804	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2011, as contained in the Company’s 2011 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2012, the Company was doing business through 25 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three months ended March 31, 2012 and 2011, the Company recorded approximately $107,000 and $100,000, respectively, in compensation expense and a tax benefit of $9,000 and $6,500, respectively, related to its share-based compensation awards that are expected to vest in 2012. As of March 31, 2012, there was approximately $790,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At March 31, 2012, there were sixteen interest rate cap contracts outstanding with notional amounts totaling $170.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of March 31, 2012 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2012 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at March 31, 2012:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.51%	2/10/2018	—	$3,121
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.51%	2/10/2018	—	2,107

	$35,000					—	$5,228

*	Variable receive rate based upon contract rates in effect at March 31, 2012

Recent Accounting and Regulatory Pronouncements

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after

December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has included the disclosure requirements in Footnote Nine.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

March 31, 2012:
Trust preferred securities	$45,895	$340	$(8,199)	$38,036
Municipal securities	173,590	11,934	(300)	185,224
Equity securities	1,254	519	(16)	1,757
Corporate bonds	171,984	3,721	(2,514)	173,191
Mortgage-backed securities
U.S. sponsored entities	686,899	37,617	(64)	724,452
Private label	8,118	251	(155)	8,214

Subtotal mortgage-backed securities	695,017	37,868	(219)	732,666

Total securities	$1,087,740	$54,382	$(11,248)	$1,130,874

December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779
Mortgage-backed securities
U.S. sponsored entities	694,674	37,636	(8)	732,302
Private label	8,964	241	(302)	8,903

Subtotal mortgage-backed securities	703,638	37,877	(310)	741,205

Total securities	$1,091,497	$50,704	$(12,085)	$1,130,116

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012:

As of March 31, 2012
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	9	$36,208	$8,199	9	$36,208	$8,199

Municipal securities	3	3,953	300	—	—	—	3	3,953	300

Equity securities	—	—	—	1	116	16	1	116	16

Corporate bonds	13	43,574	2,514	—	—	—	13	43,574	2,514

Mortgage-backed securities

U.S. sponsored entities	5	22,651	64	—	—	—	5	22,651	64

Private label	1	1,292	118	1	708	37	2	2,000	155

Subtotal mortgage-backed securities	6	23,943	182	1	708	37	7	24,651	219

Total	22	$71,470	$2,996	11	$37,032	$8,252	33	$108,502	$11,248

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011:

As of December 31, 2011
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	9	$35,789	$8,615	9	$35,789	$8,615

Municipal securities	2	3,094	149	3	2,627	81	5	5,721	230

Equity securities	—	—	—	1	130	2	1	130	2

Corporate bonds	27	91,046	2,928	—	—	—	27	91,046	2,928

Mortgage-backed securities

U.S. sponsored entities	1	4,596	8	—	—	—	1	4,596	8

Private label	3	3,084	302	—	—	—	3	3,084	302

Subtotal mortgage-backed securities	4	7,680	310	—	—	—	4	7,680	310

Total	33	$101,820	$3,387	13	$38,546	$8,698	46	$140,366	$12,085

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at March 31, 2012, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI charges during the quarter ended March 31, 2012.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that four of these financial institutions are currently deferring interest payments. In addition, four financial institutions have defaulted. Currently eight of the sixteen financial institutions are performing. Two of the four financial institutions that are deferring interest payments as of March 2012 either lost money or broke even for the most recently reported quarter. There were three financial institutions (including two of the four deferrals) that had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were three financial institutions (including two of the four deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. However, during the fourth quarter of 2010, two financial institutions that are currently deferring interest payments were able to raise capital to further strengthen their capital positions and were able to make money during the most recently reported quarter. The Company has factored this into the current quarter analysis and has found no additional credit impairment as of March 31, 2012.

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

The following table summarizes scheduled maturities of the Company’s securities as of March 31, 2012 and December 31, 2011 excluding equity securities which have no maturity dates:

As of March 31, 2012
(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value

Due in one year or less	5.18%	$35,961	$36,364
Due from one year to five years	3.56%	123,972	127,645
Due from five to ten years	5.05%	94,715	97,967
Due after ten years	3.69%	831,838	867,141

	3.84%	$1,086,486	$1,129,117

As of December 31, 2011
(Dollar amounts in thousands)	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value

Due in one year or less	4.65%	$43,232	$43,644
Due from one year to five years	3.62%	106,858	107,452
Due from five to ten years	5.03%	102,525	106,384
Due after ten years	3.74%	837,128	870,533

	3.89%	$1,089,743	$1,128,013

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the period ended March 31, 2012 was $767,000 resulting in gross realized gains of $267,000. There were no security sales in the period ended March 31, 2011.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Mortgage loans:
Residential real estate
Single family	$321,026	$312,723
Multi family	32,386	32,370
Construction	45,221	45,363

Total residential real estate	398,633	390,456

Commercial real estate
Commercial	80,971	83,447
Construction	17,321	17,307

Total commercial real estate	98,292	100,754

Subtotal mortgage loans	496,925	491,210

Other loans:
Consumer loans
Home equity loans	71,486	72,493
Dealer auto and RV loans	46,991	47,039
Other loans	8,623	9,255

Total consumer loans	127,100	128,787
Commercial business	54,290	50,337

Subtotal other loans	181,390	179,124

Total loans receivable	678,315	670,334
Less:
Allowance for loan losses	6,633	6,537
Deferred loan fees and net discounts	(1,835)	(1,852)
Loans in process	13,509	16,728

Subtotal	18,307	21,413

Net loans receivable	$660,008	$648,921

At March 31, 2012 and December 31, 2011, the Company conducted its business through 25 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first three months of 2012, the qualitative factors for levels of and trends in delinquencies & nonaccruals were increased for residential mortgages. Trends in volume and terms were also increased for residential mortgages.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.6 million adequate to cover loan losses inherent in the loan portfolio, at March 31, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses for the periods ended March 31, 2012 and 2011.

As of March 31, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	—	—	107	39	—	146
Recoveries	—	—	25	17	—	42
Provision	—	—	—	200	—	200
Reallocations	22	(103)	(8)	147	(58)	—

Ending Balance	$406	$2,339	$955	$2,440	$493	$6,633

Ending balance: individually evaluated for impairment	$3	$1,424	$49	$—	$—	$1,476

Ending balance: collectively evaluated for impairment	$403	$915	$906	$2,440	$493	$5,157

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of March 31, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	177	—	133	—	—	310
Recoveries	12	—	48	—	—	60
Provision	—	—	125	100	75	300
Reallocations	(281)	180	(11)	3	109	—

Ending Balance	$338	$2,011	$1,154	$2,676	$418	$6,597

Ending balance: individually evaluated for impairment	$2	$850	$51	$271	$—	$1,174

Ending balance: collectively evaluated for impairment	$336	$1,161	$1,103	$2,405	$418	$5,423

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

The following tables present by portfolio segment, the recorded investment in loans at March 31, 2012 and December 31, 2011.

As of March 31, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Loans Receivable:

Ending Balance	$54,290	$98,292	$127,100	$398,633	$—	$678,315

Ending balance: individually evaluated for impairment	$40	$13,880	$153	$1,362	$—	$15,435

Ending balance: collectively evaluated for impairment	$54,250	$84,412	$126,947	$397,271	$—	$662,880

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Loans Receivable:

Ending Balance	$50,337	$100,754	$128,787	$390,456	$—	$670,334

Ending balance: individually evaluated for impairment	$63	$14,023	$153	$1,364	$—	$15,603

Ending balance: collectively evaluated for impairment	$50,274	$86,731	$128,634	$389,092	$—	$654,731

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of March 31, 2012
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$32,386	$38,812	$64,877	$17,321	$54,204
Special Mention	—	6,409	2,163	—	49
Substandard	—	—	13,931	—	37
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$32,386	$45,221	$80,971	$17,321	$54,290

As of December 31, 2011
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$32,370	$38,219	$67,119	$17,307	$50,232
Special Mention	—	7,144	2,319	—	57
Substandard	—	—	14,009	—	39
Doubtful	—	—	—	—	—
Loss	—	—	—	—	9

Ending Balance	$32,370	$45,363	$83,447	$17,307	$50,337

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of March 31, 2012
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$316,507	$71,105	$46,865	$8,542
Nonperforming	4,519	381	126	82

Total	$321,026	$71,486	$46,991	$8,624

As of December 31, 2011
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$310,263	$72,091	$46,907	$9,162
Nonperforming	2,460	402	132	93

Total	$312,723	$72,493	$47,039	$9,255

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

Non-performing loans, which include non-accrual loans and TDRs, were $16.0 million and $13.4 million at March 31, 2012 and December 31, 2011. The TDRs amounted to $7.8 million at both March 31, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of March 31, 2012 and December 31, 2011.

(Dollar amounts in thousands)							Recorded
As of March 31, 2012							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

Residential real estate
Single family	$600	$499	$4,519	$5,618	$315,408	$321,026	$—
Construction	—	—	—	—	45,221	45,221	—
Multi-family	—	—	—	—	32,386	32,386	—
Commercial Real Estate
Commercial	—	861	3,241	4,102	76,869	80,971	—
Construction	—	—	—	—	17,321	17,321	—
Consumer
Consumer - home equity	107	—	228	335	71,151	71,486	—
Consumer - dealer auto and RV	421	85	126	632	46,359	46,991	—
Consumer - other	72	48	82	202	8,421	8,623	—
Commercial	12	1	40	53	54,237	54,290	—

Total	$1,212	$1,494	$8,236	$10,942	$667,373	$678,315	$—

(Dollar amounts in thousands)							Recorded
As of December 31, 2011							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

Residential real estate
Single family	$464	$2,933	$2,460	$5,857	$306,866	$312,723	$—
Construction	—	—	—	—	45,363	45,363	—
Multi-family	—	—	—	—	32,370	32,370	—
Commercial Real Estate
Commercial	48	1,507	2,629	4,184	79,263	83,447	—
Construction	—	—	—	—	17,307	17,307	—
Consumer
Consumer - home equity	143	9	249	401	72,092	72,493	—
Consumer - dealer auto and RV	698	101	132	931	46,108	47,039	—
Consumer - other	98	23	93	214	9,041	9,255	—
Commercial	59	—	54	113	50,224	50,337	—

Total	$1,510	$4,573	$5,617	$11,700	$658,634	$670,334	$—

Impaired Loans

Management considers commercial loans, commercial real estate loans and development loans which are 90 days or more past due to be impaired. Larger commercial loans, commercial real estate loans and development loans which are 60 days or more past due, including any troubled debt restructuring, are selected for impairment testing in accordance with GAAP. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses. The Company collectively reviews all residential real estate and consumer loans for impairment.

The following tables summarize impaired loans:

(Dollar amounts in thousands)
	March 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,492	$5,599	$—	$5,568	$5,675	$—
Commercial business loans	—	—	—	39	39	—
Residential loans	1,362	1,362	—	1,364	1,364	—

With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$8,388	8,388	1,424	$8,454	8,454	1,489
Consumer Loans:
Home Equity	153	153	49	153	153	50
Commercial business loans	40	40	3	25	25	10

Total:

Commercial Real Estate	$13,880	$13,987	$1,424	$14,023	$14,129	$1,489
Consumer	153	153	49	153	153	50
Residential	1,362	1,362	—	1,364	1,364	—
Commercial	40	40	3	63	63	10

(Dollar amounts in thousands)
	Three months ended March 31, 2012		Three months ended March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,529	$50	$1,159	$6
Commercial business loans	—	—	112	2
Residential loans	1,363	3	—	—

With an allowance recorded:
Residential Real Estate
Construction	—	—	1,825	—
Commercial Real Estate:
Commercial Real Estate	8,421	106	7,318	138
Consumer Loans:
Home Equity	153	2	155	2
Commercial business loans	46	—	354	—

Total:
Commercial Real Estate	$13,950	$156	$8,477	$144
Consumer	153	2	155	2
Residential	1,363	3	1,825	—
Commercial	46	—	466	2

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of March 31, 2012 and December 31, 2011. The balances are presented by class of loans:

(Dollar amounts in thousands)	March 31,	December 31,
	2012	2011
Commercial	$40	$54
Commercial Real Estate	10,846	10,237
Consumer
Consumer - Home Equity	381	402
Consumer - Dealer auto and RV	126	132
Consumer - other	81	93
Residential	4,519	2,460

Total	$15,993	$13,378

Modifications

The Company’s loan portfolio also includes TDR’s, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination.

The following table includes the recorded investment and number of modifications for modified loans, as of March 31, 2012 and December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)
	As of March 31, 2012			As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial Real Estate	—	—	—	3	$7,368	$7,528
Consumer	—	—	—	—	—	—

Troubled Debt Restructurings That Subsequently Defaulted	—	—	—	—	—	—
Troubled Debt Restructurings
Commercial Real Estate	—	—	—	—	—	—

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2012		December 31, 2011
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$103,721	8.7%	$95,691	8.3%
NOW account deposits	218,966	18.4%	208,975	18.1%
Money Market deposits	40,485	3.4%	34,484	3.0%
Passbook account deposits	164,956	13.9%	153,644	13.3%
Time deposits	662,201	55.6%	663,616	57.3%

	$1,190,329	100.0%	$1,156,410	100.0%

Time deposits mature as follows:

Within one year	$397,417	60.0%	$387,857	58.5%
After one year through two years	129,004	19.5%	118,470	17.9%
After two years through three years	67,380	10.2%	81,282	12.2%
After three years through four years	34,865	5.3%	33,395	5.0%
After four years through five years	28,332	4.3%	37,235	5.6%
Thereafter	5,203	0.7%	5,377	0.8%

	$662,201	100.0%	$663,616	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2012		December 31, 2011
	Weighted		Weighted
	average		average
	rate	Amount	rate	Amount

FHLB advances:
Due within 12 months	2.95%	$21,755	2.80%	$30,684
Due beyond 12 months but within 2 years	3.56%	83,082	3.62%	72,647
Due beyond 2 years but within 3 years	2.83%	59,202	2.88%	71,392
Due beyond 3 years but within 4 years	3.25%	16,811	3.36%	14,613
Due beyond 4 years but within 5 years	1.77%	8,447	2.15%	8,019
Due beyond 5 years	3.61%	10,000	3.61%	10,000

		$199,297		$207,355

Repurchase agreements:
Due within 12 months	3.11%	$158,000	3.12%	$93,000
Due beyond 12 months but within 2 years	3.45%	60,000	3.30%	130,000
Due beyond 2 years but within 3 years	3.28%	20,000	3.07%	40,000
Due beyond 3 years but within 4 years	4.12%	10,000	4.12%	10,000
Due beyond 5 years	4.42%	70,000	4.42%	70,000

		$318,000		$343,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	1,000	4.68%	1,000
Due beyond 3 years but within 4 years	4.68%	1,000	4.68%	1,000
Due beyond 4 years but within 5 years	—	—	4.68%	250

		$4,000		$4,250

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400

		$4,200		$4,200

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$1,221	3.75%	$1,762

Junior subordinated notes
Due beyond 5 years	2.62%	$46,393	2.56%	$46,393

Included in the $199.3 million of FHLB advances at March 31, 2012 are $20.0 million in structured advances in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advances without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $318.0 million of Repurchase Agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $318.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. In addition, the Company has $30.0 million in structured REPOs in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of March 31, 2012 was $378.2 million with an amortized cost of $352.5 million. The market value of the securities as of December 31, 2011 was $402.1 million with an amortized cost of $375.0 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the quarter ended March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company had REPO’s with Citigroup of $135.0 million and $145.0 million, respectively, Barclays Capital of $60.0 million and $70.0 million, respectively, Credit Suisse of $93.0 million and $93.0 million, respectively, PNC Bank of $0 and $5.0 million, respectively, and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of March 31, 2012, the REPO’s with Citigroup had $16.3 million at risk (where the market value of the securities exceeded the borrowing), with a weighted average maturity of 24 months, Barclays Capital had $10.2 million at risk with a weighted average maturity of 36 months, Credit Suisse had $14.3 million at risk with a weighted average maturity of 28 months and Morgan Stanley had $3.7 million at risk with a weighted average maturity of 22 months.

Borrowings under REPO averaged $334.7 million during the first three months of 2012. The maximum amount outstanding at any month-end was $343.0 million.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The dividend rate on the preferred securities reset quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Dividends on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Net income	$3,785	$3,660

Weighted-average common shares outstanding	14,293	14,441

Basic earnings per share	$0.26	$0.25

Weighted-average common shares outstanding	14,293	14,441

Common stock equivalents due to effect of stock options	147	112

Total weighted-average common shares and equivalents	14,440	14,553

Diluted earnings per share	$0.26	$0.25

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 329,656 and 328,300 at March 31, 2012 and March 31, 2011, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

All of the outstanding options at March 31, 2012 to purchases shares were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares.

Options to purchases 92,016 shares at $12.79 per diluted share expiring in November 2013, 100,092 shares at $12.08 per diluted share expiring in November 2014 and 151,956 shares at $12.42 per diluted share expiring in November 2015 were outstanding as of March 31, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at the end of the respective periods were as follows:

	March 31,	December 31,
(Dollar amounts in thousands)	2012	2011

Net unrealized gain on securities available for sale	$28,469	$25,101
Accumulated loss on effective cash flow hedging derivatives	(3,450)	(3,596)
Net unrecognized pension cost	(568)	(601)

Total	$24,451	$20,904

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2012, the participants in the plan had credited service under the SERP ranging from 21 to 33 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2012 and 2011:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Components of net periodic pension cost
Service cost	$20	$16
Interest cost	31	31
Amortization of unrecognized gains and losses	20	14
Amortization of prior service cost	10	10

Net periodic pension cost	$81	$71

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Components of net periodic pension cost
Service cost	$1	$1
Interest cost	9	10
Amortization of prior service cost	22	22

Net periodic pension cost	$32	$33

9.	Fair Value

Fair value is defined by GAAP as the amount that an asset could be bought or sold, or a liability incurred or settled, between willing parties, other than during a liquidation. GAAP established a fair value hierarchy that prioritizes the use of inputs in valuation methodologies into the following three levels:

Level I:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets, as of the reported date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets: inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize the model-based techniques for which all significant assumptions are observable in the market.

Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize a model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Companies equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 40 to 85 basis points. Liquidity risk adjustments ranged from 15 to 65 basis points where the securities of the 15 largest banks in the United States are assigned 15 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.0 million or 49.6% of the $36.2 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate caps and interest rate swap agreements. The Company classifies these instruments as Level II. The Company determines the fair value of the interest rate caps quarterly by using quoted prices from two brokers. The maximum market indication used is the highest price obtained from the brokers, unless this price is Level III as indicated by the broker. If so this price is excluded and the highest Level II is used. The Company utilizes a third-party pricing service to measure its interest rate swap contracts. This service provides pricing information by utilizing evaluated pricing models, supported with market data information. Cash flows are projected for each payment date using the index forward curve. These swap cash flows are then discounted to time zero using LIBOR zero-coupon interest rates, the accepted cost of funds for a financial institution. The implicit assumption is that the risk associated with the cash flows on the derivative is the same as the risk associated with a loan in the interbank market. The present value of the fixed portion is then added to the present value of the floating portion. The sum of both is the fair market value of the interest rate swap.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,828	$36,208	$38,036
Municipal securities	—	185,224	—	185,224
Equity securities	1,757	—	—	1,757
Corporate bonds	—	173,191	—	173,191
Mortgage backed securities
U.S. sponsored entities	—	724,452	—	724,452
Private label	—	8,214	—	8,214

Subtotal mortgage-backed securities	—	732,666	—	732,666

Total securities available for sale	$1,757	$1,092,909	$36,208	$1,130,874

Other Assets
Interest rate caps	$—	$401	$—	$401

Total other assets	$—	$401	$—	$401

Liabilities
Other Liabilities
Interest rate swaps	$—	$5,228	$—	$5,228

Total other liabilities	$—	$5,228	$—	$5,228

	As of December 31, 2011
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,755	$35,789	$37,544
Municipal securities	—	184,485	—	184,485
Equity securities	2,103	—	—	2,103
Corporate bonds	—	164,779	—	164,779
Mortgage backed securities
U.S. sponsored entities	—	732,302	—	732,302
Private label	—	8,903	—	8,903

Subtotal mortgage-backed securities	—	741,205	—	741,205

Total securities available for sale	$2,103	$1,092,224	$35,789	$1,130,116

Other Assets
Interest rate caps	$—	$532	$—	$532

Total other assets	$—	$532	$—	$532

Liabilities:
Other Liabilities
Interest rate swaps	$—	$5,531	$—	$5,531

Total other liabilities	$—	$5,531	$—	$5,531

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the periods ended March 31, 2012 and 2011

Fair value measurements using significant unobservable inputs (Level III)

	$36,208	$36,208
	Trust Preferred Securities March 31,
	2012	2011

Beginning balance January 1,	$35,789	$37,361
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	3
Net realized loss on securities available for sale	—	—
Included in other comprehensive income	416	1,012
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance, March 31,	$36,208	$38,376

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended March 31, 2012 and 2011 for Level III assets and liabilities that are still held at March 31, 2012 and 2011.

	$36,208	$36,208
	Securities available for sale
	March 31,
	2012	2011

Interest income on securities	$3	$3
Net realized loss on securities available for sale	—	—

Total	$3	$3

For Level III assets measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Trust Preferred Securities	$36,208	$35,789	Discounted Cash Flow	Credit Spreads	40-85 basis points
				Liquidity Risk Adjustments	15-65 basis points
				Default Rates	.5% -1%
Impaired Loans	13,959	14,054	Discounted Cash Flow	N/A	N/A
			Appraisal of collateral (1)	N/A	N/A
Real estate acquired through foreclosure	3,612	3,883	Appraisal of collateral (1)	N/A	N/A
Servicing assets	13	16	Discounted Cash Flow	N/A	N/A

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.

The significant unobservable inputs in the fair value measurement of the Company’s trust preferred securities are the credit spreads, liquidity risk adjustments and default rates as described above under Investment Securities Available for Sale. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended March 31, 2012 and 2011, the Company incurred write-downs on its REO properties of $150,000 and $8,000, respectively, there were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Securities receivable- The carrying amount of securities receivable approximates their fair values.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at March 31, 2012 and December 31, 2011 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of March 31, 2012:

March 31, 2012
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$44,089	$44,089	$—	$—	$44,089
Securities	1,130,874	1,757	1,092,909	36,208	1,130,874
Securities Receivable	1,236	1,236	—	—	1,236
Loans receivable and held for sale	660,008	—	—	689,598	689,598
Accrued Interest Receivable	8,677	8,677	—	—	8,677
FHLB Stock	20,193	20,193	—	—	20,193
Bank owned life insurance	30,960	30,960	—	—	30,960
Interest rate cap contracts	401	—	401	—	401

Financial Liabilities:
Deposits	1,190,329	—	—	1,202,201	1,202,201
Borrowed funds	526,718	—	261,992	296,599	558,591
Junior subordinated notes	46,393	—	22,217	—	22,217
Advance payments by borrowers for taxes and insurance	2,597	2,597	—	—	2,597
Accrued interest payable	2,275	2,275	—	—	2,275
Interest rate swap contracts	5,227	—	5,227	—	5,227

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2011:

(Dollar amounts in thousands)	December 31, 2011
	Carrying	Fair
	amount	value

Financial assets:
Cash and cash equivalents	$38,848	$38,848
Securities	1,130,116	1,130,116
Securities receivable	1,148	1,148
Loans receivable and held for sale	648,921	679,819
Accrued interest receivable	9,227	9,227
FHLB stock	21,256	21,256
Bank owned life insurance	30,802	30,802
Interest rate cap contracts	532	532

Financial liabilities:
Deposits	1,156,410	1,168,438
Borrowed funds	560,567	594,080
Junior subordinated notes	46,393	20,361
Advance payment by borrowers for taxes and insurance	2,519	2,519
Accrued interest payable	1,676	1,676
Interest rate swap contracts	5,531	5,531

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 25 branches.

During the three months ended March 31, 2012, the Company reported net income of $3.8 million, an increase of approximately $125,000, or 3.4%, over the same period last year. The Company realized a decrease in interest income of approximately $1.1 million over the same quarter last year. However, interest expense decreased by approximately $1.3 million during the same period. The result was an increase of $180,000 in net interest income. The Company recorded an increase of $234,000 in noninterest income when compared to the same quarter last year, primarily due to the sale of one of the Companies equity investments, partially offset by a write-down of the market value of the Company’s interest rate caps of approximately $131,000.

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

During the three months ended March 31, 2012, the Company had approximately $35.7 million of maturing wholesale borrowings at a weighted average rate of 3.01% and an original call/maturity of 3.7 years. The borrowings that matured were replaced with the deposit growth of approximately $33.9 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.8 million for the three months ended March 31, 2012 as compared to $3.7 million for the same period in the prior year. The $125,000, or 3.4%, increase in net income for the quarter ended March 31, 2012 as compared to the same period in the prior year was primarily the result of increases in net interest income and noninterest income of $180,000 and $234,000, respectively, as well as decreases in the provision for loan losses, provision for income taxes and net income attributable to the noncontrolling interest of $100,000, $51,000 and $100,000, respectively. These increases were offset by an increase in noninterest expense of $540,000.

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

Net interest income increased a nominal $180,000, or 1.7%, to $11.0 million for the three months ended March 31, 2012, compared to $10.8 million for the same period in the prior year. This increase in net interest income was the result of a decrease in interest expense of $1.3 million, partially offset by a decrease in interest income of $1.1 million.

Interest income. Interest income decreased $1.1 million, or 5.4%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $312,000 and $798,000, respectively.

Interest earned on loans receivable decreased $312,000, or 3.6%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 32 basis points to 5.16% for the three months ended March 31, 2012, compared to 5.48% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $16.9 million, or 2.6%, to $660.1 million for the three months ended March 31, 2012, compared to $643.2 million for the same period in the prior year.

Interest earned on securities decreased $798,000, or 7.1%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease was primarily the result of a 38 basis point decrease in the tax equivalent yield on securities to 4.16% for the three months ended March 31, 2012 from 4.54% for the three months ended March 31, 2011, partially offset by an increase in the average balance of the securities portfolio of $21.0 million, or 2.0%, to $1.1 billion at March 31, 2012.

These changes are reflected in the rate volume table presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $1.3 million, or 13.8%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $682,000 and $595,000, respectively.

Interest incurred on deposits decreased $682,000, or 21.1%, for the three months ended March 31, 2012, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 42 basis points to 0.96% from 1.38% for the quarters ended March 31, 2012 and 2011, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $118.6 million, or 12.5% to $1.1 billion for the three months ended March 31, 2012, compared to $950.8 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $595,000, or 11.2%, for the three months ended March 31, 2012 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $92.5 million, or 14.4%, partially offset by an increase in the cost of these funds to 3.46% for the quarter ended March 31, 2012 as compared to 3.36%, for the quarter ended March 31, 2011.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended March 31, 2012, the interest incurred on these borrowings increased by $12,000, or 2.0%, due to an increase in the cost of these funds to 5.31% from 5.25% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2012				2011
	Average		Yield /		Average		Yield /
	Balance	Interest	Rate		Balance	Interest	Rate

Interest-earning assets:
Taxable securities available for sale	$727,961	$6,918	3.80%		$772,081	$8,160	4.23%
Taxable corporate bonds available for sale	214,662	1,928	3.57%		157,642	1,575	4.05%
Tax-exempt securities available for sale	146,511	1,647	6.81	%(1)	138,443	1,556	6.81	%(1)

	1,089,134	10,493	4.16	%(1)	1,068,166	11,291	4.54	%(1)

Mortgage loans	479,295	6,167	5.15%		469,250	6,395	5.45%
Other loans	147,003	1,881	5.15%		150,314	2,040	5.50%
Tax-exempt loans	33,822	301	5.42	%(1)	23,612	226	5.88	%(1)

	660,120	8,349	5.16	%(1)	643,176	8,661	5.48	%(1)

Cash equivalents	34,253	18	0.21%		15,304	3	0.08%
FHLB stock	20,724	10	0.19%		25,444	—	—

	54,977	28	0.20%		40,748	3	0.03%

Total interest-earning assets	1,804,231	18,870	4.41	%(1)	1,752,090	19,955	4.78	%(1)
Other noninterest-earning assets	166,186	—	—		157,442	—	—

Total assets	$1,970,417	$18,870	4.03	%(1)	$1,909,532	$19,955	4.38	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$405,222	$161	0.16%		$310,803	$269	0.35%
Time deposits	664,240	2,390	1.45%		640,039	2,964	1.88%

	1,069,462	2,551	0.96%		950,842	3,233	1.38%

FHLB advances	199,476	1,615	3.26%		258,263	1,981	3.11%
Repurchase Agreements	338,833	2,978	3.53%		364,667	3,109	3.46%
Other borrowings	9,905	117	4.75%		17,833	215	4.89%

	548,214	4,710	3.46%		640,763	5,305	3.36%

Preferred securities- fixed	36,083	520	5.80%		36,083	515	5.79%
Preferred securities- adjustable	10,310	92	3.59%		10,310	85	3.34%

	46,393	612	5.31%		46,393	600	5.25%

Total interest-bearing liabilities	1,664,069	7,873	1.90%		1,637,998	9,138	2.26%

Noninterest-bearing demand deposits	98,918	—	—		85,758	—	—
Other noninterest-bearing liabilities	22,851	—	—		17,275	—	—

Total liabilities	1,785,838	7,873	1.77%		1,741,031	9,138	2.13%
Stockholders’ equity	184,579	—	—		168,501	—	—

Total liabilities and equity	$1,970,417	$7,873	1.61%		$1,909,532	$9,138	1.94%

Net interest income		$10,997				$10,817

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.51	%(1)			2.52	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.65	%(1)			2.66	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, for the three month period ended March 31, 2012 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31,
	2012 versus 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$218	$(1,016)	$(798)
Loans	224	(536)	(312)
Cash equivalents	6	9	15
FHLB stock	—	10	10

Total interest-earning assets	448	(1,533)	(1,085)

Interest expense:
Deposits	368	(1,050)	(682)
FHLB advances	(471)	105	(366)
Repurchase agreements	(225)	94	(131)
Other borrowings	(94)	(4)	(98)
Preferred securities	—	12	12

Total interest-bearing liabilities	(422)	(843)	(1,265)

Net interest income	$870	$(690)	$180

Provision for loan losses. The provision for loan losses decreased $100,000 to $200,000 for the quarter ended March 31, 2012 when compared to March 31, 2011. These provisions were part of the normal operations of the Company for the first quarter of 2012. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2012 amounted to $6.6 million, or 0.98% of the Company’s total loan portfolio, as compared to $6.5 million, or 0.98%, at December 31, 2011. The Company’s allowance for losses on loans as a percentage of non-performing loans was 41.47% and 48.86% at March 31, 2012 and December 31, 2011, respectively.

Non-interest income. Non-interest income increased $234,000, or 15.7%, for the three months ended March 31, 2012 compared to the same period in the prior year. The increase in non-interest income was comprised of increases to fees and service charges, net realized gain on securities available for sale and other income of $15,000, $267,000 and $24,000, respectively, partially offset by decreases to net gain on sale of loans, cash surrender value of bank owned life insurance and income from real estate joint ventures of $7,000, $13,000 and $45,000, respectively as well as an increase in the net realized loss on derivatives of $6,000.

Net realized gain on securities available for sale increased $267,000 for the three months ended March 31, 2012. The Company had $500,000 in equity sales from the portfolio during 2012, resulting in a gain of $267,000 and no sales in the three months ended March 31, 2011.

The Company had losses on derivatives during the quarter ended March 31, 2012 of $131,000 compared to losses in the same period in 2011 of $125,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $45,000 for the three months ended March 31, 2012 when compared to the same periods ended March 31, 2011. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $540,000, or 7.5%, to $7.7 million for the three months ended March 31, 2012 as compared to $7.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, data processing, advertising and other expenses of $213,000, $17,000, $61,000 and $337,000, respectively, partially offset by decreases in premises and equipment, federal deposit insurance premiums and amortization of intangible assets of $7,000, $61,000 and $20,000, respectively.

Compensation and employee benefits increased $213,000 for the quarter ended March 31, 2012, as compared to the same periods in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to stock options and the MRP and group life and hospital insurance expense.

Other expenses increased $337,000 for the quarter ended March 31, 2012, as compared to the same periods in the prior year. These increases were primarily due to an expense of approximately $212,000 to correct infrastructure issues at one of the Company’s commercial real estate REO properties, a write-down of $88,000 on another REO property and increased operating costs for the Company’s remaining REO properties

Provision for income taxes. The provision for income taxes decreased $51,000, or 5.7%, to $845,000 for the three months ended March 31, 2012, compared to $896,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 18.3% for the quarter ended March 31, 2012 as compared to 19.7% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $14.5 million, or 0.7%, during the quarter to $2.00 billion at March 31, 2012. This increase resulted primarily from increases to cash and cash equivalents, securities available for sale, loans receivable, bank owned life insurance and securities receivable of $5.2 million, or 13.5%, $758,000, or 0.1%, $11.1 million, or 1.7%, $158,000, or 0.5% and $88,000, or 7.7%, respectively, partially offset by decreases in accrued interest receivable, FHLB stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment, intangible assets, and prepaid expenses and other assets of $550,000, or 6.0%, $1.1 million, or 5.0%, $45,000, or 0.3%, $271,000, or 7.0%, $104,000, or 0.7%, $70,000, or 12.6% and $772,000, or 9.5%, respectively. Total non-performing assets increased to $19.8 million at March 31, 2012 compared to $17.3 million at December 31, 2011 and non-performing assets to total assets were 0.99% at March 31, 2012 compared to 0.88% at December 31, 2011. The Company’s total liabilities increased $7.8 million, or 0.4%, to $1.8 billion at March 31, 2012. This increase resulted primarily from increases in deposits and accrued expenses and other liabilities of $33.9 million, or 2.9%, and $7.9 million, or 45.8%, respectively, partially offset by a decrease in borrowed funds of $33.8 million, or 5.6%. Total stockholders’ equity increased $6.7 million, or 3.7%, to $185.8 million at March 31, 2012, from $179.1 million at December 31, 2011. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $2.2 million and $3.5 million, respectively. Average stockholders’ equity to average assets was 9.39%, and book value per share was $12.76 at March 31, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $5.2 million, or 13.5%, to $44.1 million at March 31, 2012 from $38.8 million at December 31, 2011. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased $758,000, or 0.1%, to $1.1 billion at March 31, 2012. During the three months ended March 31, 2012, the Company recorded purchases of available for sale securities of $57.2 million, consisting of purchases of fixed-rate mortgage backed securities of $40.2 million, $2.5 million of municipal bonds and $14.5 million of corporate bonds. In addition, the portfolio increased by $4.5 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of $767,000, consisting of sales of common stock resulting in a gain of $267,000. In addition, there were repayments and maturities of securities of $59.8 million and premium amortizations of $600,000.

The Company’s investment strategy for 2012 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $105.0 million of wholesale borrowings with embedded interest rate caps totaling $130.0 million, to help insulate the net interest margin against a rapid rise in short term interest rates and $170.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first three months of 2012, this resulted in approximately $131,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of March 31, 2012, the Company had securities with unrealized losses for greater than twelve months of $8.3 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1., $8.2 million of the $8.3 million consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $11.1 million, or 1.7%, to $660.0 million at March 31, 2011 from $648.9 million at December 31, 2011. Included in this increase in loans receivable were increases in mortgage loans and commercial loans of $5.7 million, or 1.2%, and $4.0 million, or 7.9%, respectively, partially offset by a decrease in consumer loans of $1.7 million, or 1.3%. Additionally the portfolio was increased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $3.1 million, or 14.5%, during the three months ended March 31, 2012.

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

Non-performing assets amounted to $19.8 million, or 0.99%, of total assets at March 31, 2012 compared to $17.3 million, or 0.88%, of total assets at December 31, 2011. The increase in non-performing assets of approximately $2.4 million was primarily the result of increases in the balances of non-performing loans of $2.6 million, partially offset by a decrease to REO of approximately $183,000.

FHLB Stock. FHLB stock decreased by $1.1 million, or 5.0%, to $20.2 million at March 31, 2012 compared to $21.3 million at December 31, 2011, due to redemption of the stock by the FHLB. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008 the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010, the FHLB partially lifted the suspension with a limited repurchase of excess stock. The dividend suspension remained in effect in 2010 and 2011. During the first quarter of 2012, the FHLB declared a dividend equal to an annual yield of 0.10% on the Company’s average balances during the fourth quarter of 2011. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $104,000 or 0.7%, to $15.2 million at March 31, 2012 from $15.3 million at December 31, 2011. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $70,000, or 12.6%, to $484,000 at March 31, 2012 from $554,000 at December 31, 2011. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $203,000, $170,000, $110,000 and $8,000 for the years 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of March 31, 2012 was $31.0 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $772,000, or 9.5%, to $7.3 million at March 31, 2012 from $8.1 million at December 31, 2011. This decrease is primarily due to a decrease in the prepaid FDIC assessment of $377,000 as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $3.4 million at December 31, 2011 and has declined to $3.0 million at March 31, 2012.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 67.5%, of the Company’s total funding sources at March 31, 2012. Total deposits increased $33.9 million, or 2.9%, to $1.2 billion at March 31, 2012. Interest-bearing demand deposits increased $27.3 million and time deposits decreased $1.4 million, during the three months ended March 31, 2012, while non-interest bearing deposits increased approximately $8.0 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $35.3 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 25 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $33.9 million, or 5.6%, to $573.1 million at March 31, 2012 from $607.0 million at December 31, 2011. FHLB advances decreased $8.1 million, or 3.9%, repurchase agreements decreased $25.0 million, or 7.3%, other borrowings decreased approximately $791,000, or 7.8%, while junior subordinated notes remained the same at $46.4 million during the three months ended March 31, 2012. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $261,000, or 9.9%, to $2.4 million at March 31, 2012 from $2.6 million at December 31, 2011. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $7.8 million, or 45.8%, to $25.1 million at March 31, 2012 from $17.2 million at December 31, 2011. The increase was primarily due to an increase in accounts payable of approximately $5.0 million for security purchases that will be completed in the second quarter as well as increases in various accrued expenses.

Stockholders’ equity. Stockholders’ equity increased $6.7 million, or 3.7%, to $185.8 million at March 31, 2012, from $179.1 million at December 31, 2011. The increase to stockholders’ equity was primarily the result of increases in retained earnings from net income of $2.2 million, or 2.8%, and accumulated other comprehensive income of $3.5 million, or 17.0%, and decreases in treasury stock of $443,000, or 2.3%, and unearned employee stock ownership plan shares of $267,000, or 6.4%. Average stockholders’ equity to average assets was 9.37%, and book value per share was $12.76 at March 31, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

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

The Company’s Board of Directors has established an Asset and Liability Management Committee consisting of outside directors, the President and Chief Executive Officer, Group Senior Vice President/Chief Financial Officer, Group Senior Vice President/Operations and Group Senior Vice President/Lending. This committee, which meets quarterly, generally monitors various asset and liability management policies and strategies, which were implemented by the Company over the past few years. These strategies have included: (i) an emphasis on the investment in adjustable-rate mortgage-backed securities, corporate bonds and trust preferred securities, (ii) an emphasis on the origination of single-family residential adjustable-rate mortgages (ARMs), residential construction loans and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter maturities than traditional single-family residential loans, and consumer loans, which generally have shorter terms and higher interest rates than mortgage loans, (iii) increase the duration of the liability base of the Company by extending the maturities of savings deposits, borrowed funds and repurchase agreements and (iv) the purchase of off-balance sheet interest rate caps and structured borrowings with imbedded caps which help to insulate the Bank’s interest rate risk position from increases in interest rates.

As of March 31, 2012, the implementation of these asset and liability initiatives resulted in the following: (i) $146.0 million or 19.9% of the Company’s mortgage-backed securities portfolio, $82.8 million or 47.8% of the Company’s corporate bond portfolio and $36.2 million or 95.2% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $194.3 million or 28.6% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $59.4 million or 17.2% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.1 years and (iv) the Company had $170.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2012, the Company’s interest-earning assets maturing or repricing within one year totaled $709.2 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $773.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $64.7 million or a negative 3.3% of total assets. At March 31, 2012, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 91.6%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

Historically, the one-year interest rate sensitivity gap has been the most common industry standard used to measure an institution’s interest rate risk position. In recent years, in addition to utilizing interest rate sensitivity gap analysis, the Company has increased its emphasis on the utilization of interest rate sensitivity simulation analysis to evaluate and manage interest rate risk.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2012 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2012 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	3.28%	5.96%	(4.14%)	0.00%
Return on average equity - increase (decrease)	6.44%	11.62%	(8.08%)	0.00%
Diluted earnings per share - increase (decrease)	6.65%	12.07%	(8.37%)	0.00%
EVE - increase (decrease)	1.54%	(7.46%)	(5.66%)	0.00%

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2011 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2011 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31,

2011 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	3.35%	6.05%	(4.14%)	N/A
Return on average equity - increase (decrease)	6.47%	11.63%	(7.91%)	N/A
Diluted earnings per share - increase (decrease)	6.72%	12.13%	(8.21%)	N/A
EVE - increase (decrease)	0.84%	(9.80%)	(9.24%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $8.9 million for the three months ended March 31, 2012. Net cash provided by operating activities was primarily comprised of net income of $4.0 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $849,000 and $2.1 million, respectively, as well as slight variances in other operating activities.

Funds used in investing activities totaled $2.5 million during the three months ended March 31, 2012. Primary uses of funds included $52.4 million for purchases of securities available for sale and $55.1 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $44.2 million and $59.8 million, respectively.

Funds used by financing activities totaled $1.1 million for the three months ended March 31, 2012. The primary uses of funds included repayments of long-term borrowings, payments of dividends, the purchase of treasury stock and the purchase of ESOP stock of $36.5 million, $1.5 million, $42,000 and $88,000, respectively. These uses were offset by sources of funds from an increase in deposits and proceeds from long-term borrowings of $33.9 million and $2.6 million, respectively.

At March 31, 2012, the total approved loan commitments outstanding amounted to $6.7 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $76.0 million and the unadvanced portion of construction loans approximated $13.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $397.4 million.

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

On March 20, 2012 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2012, to shareholders of record at the close of business on March 30, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2012, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 8.2% and 15.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2011 in Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011, filed with the SEC on March 15, 2012. Management believes there have been no material changes in the Company’s market risk since December 31, 2011.

Item 4. Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. During the period ended March 31, 2012 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2012	—	—	—	75,678
February 1-29, 2012	1,159	13.37	1,159	74,519
March 1-31, 2012	1,953	13.48	1,953	72,566

Totals	3,112	$13.44	3,112	72,566

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable

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

ESB FINANCIAL CORPORATION

Date: May 10, 2012	By: /s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 10, 2012	By: /s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer