Form 10-Q
period 2012-06-30
ESB FINANCIAL CORP
filed 2012-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2012:

Common Stock, $0.01 par value	14,653,189 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2012 and December 31, 2011

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash on hand and in banks	$3,717	$4,720
Interest-earning deposits	39,577	34,117
Federal funds sold	10	11

Cash and cash equivalents	43,304	38,848
Securities available for sale; cost of $1,107,595 and $1,091,497	1,149,417	1,130,116
Loans receivable, net of allowance for loan losses of $6,741 and $6,537	664,476	648,921
Accrued interest receivable	8,779	9,227
Federal Home Loan Bank (FHLB) stock	19,183	21,256
Premises and equipment, net	14,866	15,071
Real estate acquired through foreclosure, net	3,710	3,883
Real estate held for investment	12,940	15,268
Goodwill	41,599	41,599
Intangible assets	420	554
Bank owned life insurance	29,722	30,802
Securities receivable	1,891	1,148
Prepaid expenses and other assets	6,824	8,098

Total assets	$1,997,131	$1,964,791

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,218,369	$1,156,410
FHLB advances	191,599	207,355
Repurchase agreements	318,000	343,000
Other borrowings	8,558	10,212
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	3,281	2,519
Accounts payable for land development	2,257	2,634
Accrued expenses and other liabilities	21,593	17,193

Total liabilities	1,810,050	1,785,716

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 16,278,045 and 16,278,045 shares issued; 14,635,565 or 14,600,871 shares outstanding	163	163
Additional paid-in capital	102,723	102,667
Treasury stock, at cost; 1,642,080 and 1,677,174 shares	(19,162)	(19,537)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,653)	(4,184)
Retained earnings	84,708	80,231
Accumulated other comprehensive income, net	23,206	20,904

Total ESB Financial Corporation’s stockholders’ equity	187,985	180,244
Noncontrolling interest	(904)	(1,169)

Total stockholders’ equity	187,081	179,075

Total liabilities and stockholders’ equity	$1,997,131	$1,964,791

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans receivable	$8,334	$8,754	$16,683	$17,415
Taxable securities available for sale	8,554	9,851	17,400	19,586
Tax free securities available for sale	1,665	1,592	3,312	3,148
FHLB Stock	6	—	16	—
Deposits with banks and federal funds sold	31	2	49	5

Total interest income	18,590	20,199	37,460	40,154

Interest expense:
Deposits	2,437	3,083	4,988	6,316
Borrowed funds	4,533	5,290	9,243	10,595
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	611	606	1,223	1,206

Total interest expense	7,581	8,979	15,454	18,117

Net interest income	11,009	11,220	22,006	22,037
Provision for loan losses	300	200	500	500

Net interest income after provision for loan losses	10,709	11,020	21,506	21,537

Noninterest income:
Fees and service charges	827	871	1,662	1,691
Net (loss) gain on sale of loans	(1)	(1)	(1)	6
Increase of cash surrender value of bank owned life insurance	148	172	306	343
Net realized gain on securities available for sale	—	532	267	532
Total other-than-temporary impairment losses	(406)	—	(406)	—
Portion of loss recognized in other comprehensive income before taxes	375	—	375	—

Net impairment losses on investment securities	(31)	—	(31)	—
Net realized loss on derivatives	(269)	(744)	(400)	(868)
Income from real estate joint ventures	700	698	1,119	1,162
Other	164	150	339	301

Total noninterest income	1,538	1,678	3,261	3,167

Noninterest expense:
Compensation and employee benefits	4,325	4,101	8,683	8,322
Premises and equipment	717	633	1,434	1,357
Federal deposit insurance premiums	351	314	758	782
Data processing	594	578	1,183	1,150
Amortization of intangible assets	61	81	129	169
Advertising	144	158	283	236
Other	1,299	1,158	2,743	2,189

Total noninterest expense	7,491	7,023	15,213	14,205

Income before income taxes	4,756	5,675	9,554	10,499
Provision for income taxes	799	1,160	1,644	2,056

Net income before noncontrolling interest	3,957	4,515	7,910	8,443
Less: net income attributable to the noncontrolling interest	276	230	444	498

Net income attributable to ESB Financial Corporation	$3,681	$4,285	$7,466	$7,945

Net income per share (1)
Basic	$0.26	$0.30	$0.52	$0.55
Diluted	$0.25	$0.29	$0.52	$0.55
Cash dividends declared per share (1)	$0.10	$0.10	$0.20	$0.18
Weighted average shares outstanding (1)	14,331,252	14,436,606	14,312,348	14,438,363
Weighted average shares and share equivalents outstanding (1)	14,477,759	14,558,751	14,458,855	14,555,719

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income before noncontrolling interest	$3,957	$4,515	$7,910	$8,443
Other comprehensive income (net of tax and reclassifications)
Net change in unrealized gains (losses):
Securities available for sale other-than-temporarily impaired:
Total losses	(406)	—	(406)	—
Losses recognized in earnings	31	—	31	—

Losses recognized in comprehensive income	(375)	—	(375)	—
Income tax effect	127	—	127	—

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	(248)	—	(248)	—
Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(937)	9,797	4,430	9,118
Income tax effect	319	(3,331)	(1,505)	(3,100)

	(618	6,466	2,925	6,018

Gains (losses) recognized in earnings	—	532	267	532
Income tax effect	—	(181)	(91)	(181)

	—	351	176	351

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	(618)	6,817	2,749	5,667

Unrealized holding gain (loss) on securities, net	(866)	6,817	2,501	5,667

Pension and Postretirement Amortization	52	46	105	91
Income tax effect	(18)	(16)	(36)	(31)

	34	30	69	60

Fair Value adjustment on derivatives	(626)	(965)	(406)	(591)
Income tax effect	213	328	138	201

	(413)	(637)	(268)	(390)

Other comprehensive income (loss)	(1,245)	6,210	2,302	5,337

Net comprehensive income before noncontrolling interest	2,712	10,725	10,212	13,780
Less: net income attributable to the noncontrolling interest	276	230	444	498

Net comprehensive income attributable to ESB Financial Corporation	$2,436	$10,495	$9,768	$13,282

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2012	$163	$102,667	$(19,537)	$(4,184)	$80,231	$20,904	$(1,169)	$179,075

Comprehensive results:
Net income	—	—	—	—	7,466	—	444	7,910
Other comprehensive results, net	—	—	—	—	—	2,281	—	2,281
Reclassification adjustment	—	—	—	—	—	21	—	21

Total comprehensive results	—	—	—	—	7,466	2,302	444	10,212
Cash dividends at $0.20 per share	—	—	—	—	(2,862)	—	—	(2,862)
Purchase of treasury stock, at cost (8,534 shares)	—	—	(110)	—	—	—	—	(110)
Reissuance of treasury stock for stock option exercises (43,228 shares)	—	—	485	—	(127)	—	—	358
Compensation expense ESOP	—	186	—	531	—	—	—	717
Additional ESOP shares purchased	—	(162)	—	—	—	—	—	(162)
Tax effect of compensatory stock options	—	32	—	—	—	—	—	32
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(179)	(179)

Balance at June 30, 2012	$163	$102,723	$(19,162)	$(3,653)	$84,708	$23,206	$(904)	$187,081

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$7,910	$8,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	514	467
Provision for loan losses	500	500
Amortization of premiums and accretion of discounts	1,607	1,077
Origination of loans available for sale	—	(325)
Proceeds from sale of loans available for sale	—	411
Gain on sale of loans available for sale	(1)	(6)
Net gain on sale of securities available for sale	(267)	(532)
Impairment losses on investment securities	31	—
Net realized loss on derivatives	400	868
Amortization of intangible assets	129	169
Compensation expense on ESOP and MRP	717	678
Increases in Bank owned life insurance	(306)	(343)
Decrease in accrued interest receivable	448	475
Decrease in prepaid FDIC assessment	699	727
Increase in prepaid expenses and other assets	(563)	(1,323)
Increase in accrued expenses and other liabilities	3,500	4,040
Gain on sale of real estate acquired through foreclosure	(17)	(5)
Other	1,032	(133)

Net cash provided by operating activities	16,333	15,188

Investing activities:
Loan originations	(109,925)	(80,144)
Purchases of:
Securities available for sale	(143,081)	(157,447)
Premises and equipment	(309)	(1,149)
Principal repayments of:
Loans receivable	95,510	81,990
Securities available for sale	125,229	113,090
Proceeds from the sale of:
Securities available for sale	767	5,026
Real estate acquired through foreclosure	587	160
Proceeds from bank owned life insurance	1,386	—
Redemption of FHLB stock	2,073	2,545
Funding of real estate held for investment	(4,640)	(4,316)
Proceeds from real estate held for investment	3,783	4,436

Net cash used in investing activities	(28,620)	(35,809)

Financing activities:
Net increase in deposits	61,959	92,134
Proceeds from long-term borrowings	4,931	8,669
Repayments of long-term borrowings	(47,338)	(60,250)
Net decrease in short-term borrowings	(3)	(1,521)
Proceeds received from exercise of stock options	390	307
Dividends paid	(2,924)	(2,438)
Payments to acquire treasury stock	(110)	(515)
Stock purchased by ESOP	(162)	(397)

Net cash provided by financing activities	16,743	35,989

Net increase in cash equivalents	4,456	15,368
Cash equivalents at beginning of period	38,848	35,707

Cash equivalents at end of period	$43,304	$51,075

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2012	2011

Supplemental information:

Interest paid	$14,052	$17,523
Income taxes paid	1,634	1,512

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	784	522
Transfers from accrued expenses and other liabilities to deposits	—	2,518
Transfers from loan originations to proceeds on real estate held for investment	2,808	2,138
Dividends declared but not paid	1,431	1,484

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in nine real estate joint ventures, all of which are owned 51% or greater by AMSCO. The Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

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

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2012, the Company was doing business through 25 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2012, the Company recorded approximately $103,000 and $211,000, respectively, in compensation expense and a tax benefit of $8,000 and $17,000, respectively, related to our share-based compensation awards that are expected to vest in 2012. During the three and six months ended June 30, 2011, the Company recorded approximately $96,000 and $196,000, respectively, in compensation expense and a tax benefit of $6,500 and $13,100, respectively, related to our share-based compensation awards that were expected to vest in 2011. As of June 30, 2012, there was approximately $710,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At June 30, 2012, there were sixteen interest rate cap contracts outstanding with notional amounts totaling $170.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of June 30, 2012 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at June 30, 2012 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at June 30, 2012:

(Dollars in thousands)	Notional Amount	Effective Date	Pay Rate	Receive Rate (*)	Maturity Date	Unrealized
						Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.47%	2/10/2018	$—	$3,474
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.47%	2/10/2018	—	2,380

	$35,000					$—	$5,854

*	Variable receive rate based upon contract rates in effect at June 30, 2012

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

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2012:
Trust preferred securities	$45,892	$341	$(8,801)	$37,432
Municipal securities	175,110	12,594	(278)	187,426
Equity securities	1,355	369	—	1,724
Corporate bonds	204,647	3,311	(3,303)	204,655
Mortgage-backed securities
U.S. sponsored entities	673,259	37,741	(15)	710,985
Private label	7,332	192	(329)	7,195

Subtotal mortgage-backed securities	680,591	37,933	(344)	718,180

Total securities	$1,107,595	$54,548	$(12,726)	$1,149,417

December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779
Mortgage-backed securities
U.S. sponsored entities	694,674	37,636	(8)	732,302
Private label	8,964	241	(302)	8,903

Subtotal mortgage-backed securities	703,638	37,877	(310)	741,205

Total securities	$1,091,497	$50,704	$(12,085)	$1,130,116

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012:

As of June 30, 2012
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	9	$35,604	$8,801	9	$35,604	$8,801

Municipal securities	6	7,137	278	—	—	—	6	7,137	278

Corporate bonds	16	51,461	3,303	—	—	—	16	51,461	3,303

Mortgage-backed securities

U.S. sponsored entities	2	7,502	15	—	—	—	2	7,502	15

Private label	2	2,133	283	1	659	46	3	2,792	329

Subtotal mortgage-backed securities	4	9,635	298	1	659	46	5	10,294	344

Total	26	$68,233	$3,879	10	$36,263	$8,847	36	$104,496	$12,726

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2012, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $31,000 credit-related OTTI recognized during the second quarter 2012 consisted of $4,800 on a pooled trust preferred security having a book value of $503,000 and $26,000 on one of the Company’s equity investments in community banks that had experienced a decline in its market value for the last several quarters. There was noncredit-related OTTI on these securities recognized in OCI during the second quarter of 2012 of approximately $375,000.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 16 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that four of these financial institutions are currently deferring interest payments. In addition, four financial institutions have defaulted. Currently eight of the sixteen financial institutions are performing. Two of the four financial institutions that are deferring interest payments as of June 30, 2012 either lost money or broke even for the most recently reported quarter and had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were four financial institutions (including two of the four deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. However, during the fourth quarter of 2010, two financial institutions that are currently deferring interest payments were able to raise capital to further strengthen their capital positions and were able to record a profit during the most recently reported quarter.

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

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2012 and December 31, 2011 excluding equity securities which have no maturity dates:

As of June 30, 2012
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	3.89%	$33,579	$33,855
Due from one year to five years	3.37%	160,980	164,208
Due from five to ten years	4.86%	101,153	103,808
Due after ten years	3.58%	810,528	845,822

	3.67%	$1,106,240	$1,147,693

As of December 31, 2011
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	4.65%	$43,232	$43,644
Due from one year to five years	3.62%	106,858	107,452
Due from five to ten years	5.03%	102,525	106,384
Due after ten years	3.74%	837,128	870,533

	3.89%	$1,089,743	$1,128,013

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the six month period ended June 30, 2012 was $767,000 resulting in gross realized gains of $267,000 and the proceeds from the sale of securities for the six month period ended June 30, 2011 was $5.0 million resulting in gross realized gains of $532,000.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(In thousands)	June 30, 2012	December 31, 2011
Mortgage loans:
Residential real estate
Single family	$326,487	$312,723
Multi family	33,426	32,370
Construction	44,795	45,363

Total residential real estate	404,708	390,456

Commercial real estate
Commercial	79,779	83,447
Construction	19,095	17,307

Total commercial real estate	98,874	100,754

Subtotal mortgage loans	503,582	491,210

Other loans:

Consumer loans
Home equity loans	72,536	72,493
Dealer auto and RV loans	47,841	47,039
Other loans	8,305	9,255

Total consumer loans	128,682	128,787
Commercial business	52,375	50,337

Subtotal other loans	181,057	179,124

Total loans receivable	684,639	670,334
Less:
Allowance for loan losses	6,741	6,537
Deferred loan fees and net discounts	(1,974)	(1,852)
Loans in process	15,396	16,728

Subtotal	20,163	21,413

Net loans receivable	$664,476	$648,921

At June 30, 2012 and December 31, 2011, the Company conducted its business through 25 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first three months of 2012, the qualitative factors for levels of and trends in delinquencies & nonaccruals were increased for residential mortgages, commercial loans and consumer loans. Trends in volume and terms were also increased for residential mortgages.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at June 30, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses for the six month periods ended June 30, 2012 and 2011.

As of June 30, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	—	—	239	124	—	363
Recoveries	—	—	50	17	—	67
Provision	—	—	—	500	—	500
Reallocations	50	(143)	148	11	(66)	—

Ending Balance	$434	$2,299	$1,004	$2,519	$485	$6,741

As of June 30, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	178	—	267	58	—	503
Recoveries	24	—	84	1	—	109
Provision	—	25	225	175	75	500
Reallocations	(263)	171	(59)	(55)	206	—

Ending Balance	$367	$2,027	$1,108	$2,636	$515	$6,653

The following tables present by portfolio segment, the recorded investment in loans at June 30, 2012 and December 31, 2011.

As of June 30, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Ending balance: individually evaluated for impairment	$3	$1,386	$48	$—	$—	$1,437

Ending balance: collectively evaluated for impairment	$431	$913	$956	$2,519	$485	$5,304

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$52,375	$98,874	$128,682	$404,708	$—	$684,639

Ending balance: individually evaluated for impairment	$38	$13,857	$152	$2,508	$—	$16,555

Ending balance: collectively evaluated for impairment	$52,337	$85,017	$128,530	$402,200	$—	$668,084

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 11, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Ending balance: individually evaluated for impairment	$2	$850	$50	$271	$—	$1,173

Ending balance: collectively evaluated for impairment	$336	$1,161	$1,103	$2,405	$418	$5,423

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:

Ending Balance	$50,337	$100,754	$128,787	$390,456	$—	$670,334

Ending balance: individually evaluated for impairment	$63	$14,023	$153	$1,364	$—	$15,603

Ending balance: collectively evaluated for impairment	$50,274	$86,731	$128,634	$389,092	$—	$654,731

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of June 30, 2012
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$33,426	$38,694	$63,809	$19,095	$52,290
Special Mention	—	4,954	2,079	—	49
Substandard	—	1,147	13,891	—	36
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$33,426	$44,795	$79,779	$19,095	$52,375

As of December 31, 2011
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial

Pass	$32,370	$38,219	$67,119	$17,307	$50,232
Special Mention	—	7,144	2,319	—	57
Substandard	—	—	14,009	—	39
Doubtful	—	—	—	—	—
Loss	—	—	—	—	9

Ending Balance	$32,370	$45,363	$83,447	$17,307	$50,337

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of June 30, 2012
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$322,319	$72,123	$47,741	$8,187
Nonperforming	4,168	413	100	118

Total	$326,487	$72,536	$47,841	$8,305

As of December 31, 2011
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer

Performing	$310,263	$72,091	$46,907	$9,162
Nonperforming	2,460	402	132	93

Total	$312,723	$72,493	$47,039	$9,255

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

Non-performing loans, which include non-accrual loans and TDRs, were $16.6 million and $13.4 million at June 30, 2012 and December 31, 2011. The TDRs amounted to $8.8 million and $7.8 million at June 30, 2012 and December 31, 2011, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of June 30, 2012 and December 31, 2011.

(Dollar amounts in thousands)							Recorded
As of June 30, 2012							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

Residential real estate
Single family	$414	$509	$4,168	$5,091	$321,396	$326,487	$—
Construction	—	—	—	—	44,795	44,795	—
Multi-family	—	—	—	—	33,426	33,426	—
Commercial Real Estate
Commercial	223	772	3,104	4,099	75,680	79,779	—
Construction	—	—	—	—	19,095	19,095	—
Consumer
Consumer - home equity	124	48	260	432	72,104	72,536	—
Consumer - dealer auto and RV	469	106	100	675	47,166	47,841	—
Consumer - other	25	15	118	158	8,147	8,305	—
Commercial	60	4	37	101	52,274	52,375	—

Total	$1,315	$1,454	$7,787	$10,556	$674,083	$684,639	$—

(Dollar amounts in thousands)							Recorded
As of December 31, 2011							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing

Residential real estate
Single family	$464	$2,933	$2,460	$5,857	$306,866	$312,723	$—
Construction	—	—	—	—	45,363	45,363	—
Multi-family	—	—	—	—	32,370	32,370	—
Commercial Real Estate
Commercial	48	1,507	2,629	4,184	79,263	83,447	—
Construction	—	—	—	—	17,307	17,307	—
Consumer
Consumer - home equity	143	9	249	401	72,092	72,493	—
Consumer - dealer auto and RV	698	101	132	931	46,108	47,039	—
Consumer - other	98	23	93	214	9,041	9,255	—
Commercial	59	—	54	113	50,224	50,337	—

Total	$1,510	$4,573	$5,617	$11,700	$658,634	$670,334	$—

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

The following tables summarize impaired loans:

(Dollar amounts in thousands)
	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,509	$5,616	$—	$5,568	$5,675	$—
Commercial business loans	—	—	—	39	39	—
Residential loans	1,362	1,362	—	1,364	1,364	—
Residential Construction loans	1,147	1,147	—	—	—	—

With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$8,348	8,348	1,385	$8,454	8,454	1,489
Consumer Loans:
Home Equity	152	152	48	153	153	50
Commercial business loans	38	38	3	25	25	10

Total:

Commercial Real Estate	$13,857	$13,964	$1,385	$14,023	$14,129	$1,489
Consumer	152	152	48	153	153	50
Residential	1,362	1,362	—	1,364	1,364	—
Residential Construction loans	1,147	1,147	—	—	—	—
Commercial	38	38	3	63	63	10

(Dollar amounts in thousands)
	Six months ended		Six months ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,503	$112	$1,149	$10
Commercial business loans	—	—	93	6
Residential loans	1,363	5	—	—
Residential construction loans	164	22	—	—

With an allowance recorded:
Residential Real Estate
Construction	—	—	2,046	—
Commercial Real Estate:
Commercial Real Estate	8,398	214	7,339	276
Consumer Loans:
Home Equity	153	5	155	4
Commercial business loans	43	—	205	2

Total:

Commercial Real Estate	$13,901	$326	$8,488	$286
Consumer	153	5	155	4
Residential	1,363	5	2,046	—
Residential construction loans	164	22
Commercial	43	—	298	8

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of June 30, 2012 and December 31, 2011. The balances are presented by class of loans:

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011
Commercial	$37	$54
Commercial Real Estate	11,714	10,237
Consumer
Consumer - Home Equity	413	402
Consumer - Dealer auto and RV	100	132
Consumer - other	118	93
Residential	4,168	2,460

Total	$16,550	$13,378

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

The following table includes the recorded investment and number of modifications for modified loans, as of June 30, 2012 and December 31, 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)
	As of June 30, 2012			As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Residential construction loans	3	$947	$947	—	$—	$—
Commercial Real Estate	1	100	100	3	7,368	7,528
Consumer	—	—	—	—	—	—

Troubled Debt Restructurings
That Subsequently Defaulted	—	—	—	—	—	—
Troubled Debt Restructurings
Commercial Real Estate	—	—	—	—	—	—

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2012		December 31, 2011
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$103,293	8.5%	$95,691	8.3%
NOW account deposits	253,359	20.8%	208,975	18.1%
Money Market deposits	43,273	3.6%	34,484	3.0%
Passbook account deposits	170,031	14.0%	153,644	13.3%
Time deposits	648,413	53.1%	663,616	57.3%

	$1,218,369	100.0%	$1,156,410	100.0%

Time deposits mature as follows:

Within one year	$393,866	60.8%	$387,857	58.5%
After one year through two years	118,902	18.3%	118,470	17.9%
After two years through three years	69,579	10.7%	81,282	12.2%
After three years through four years	38,859	6.0%	33,395	5.0%
After four years through five years	22,193	3.4%	37,235	5.6%
Thereafter	5,014	0.8%	5,377	0.8%

	$648,413	100.0%	$663,616	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2012		December 31, 2011
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	3.58%	$37,656	2.80%	$30,684
Due beyond 12 months but within 2 years	3.45%	89,203	3.62%	72,647
Due beyond 2 years but within 3 years	2.76%	37,180	2.88%	71,392
Due beyond 3 years but within 4 years	2.15%	8,815	3.36%	14,613
Due beyond 4 years but within 5 years	1.38%	8,745	2.15%	8,019
Due beyond 5 years	3.61%	10,000	3.61%	10,000

		$191,599		$207,355

Repurchase agreements:
Due within 12 months	3.19%	$178,000	3.12%	$93,000
Due beyond 12 months but within 2 years	3.30%	50,000	3.30%	130,000
Due beyond 2 years but within 3 years	3.65%	20,000	3.07%	40,000
Due beyond 4 years but within 5 years	4.28%	25,000	4.12%	10,000
Due beyond 5 years	4.49%	45,000	4.42%	70,000

		$318,000		$343,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	1,000	4.68%	1,000
Due beyond 3 years but within 4 years	4.68%	750	4.68%	1,000
Due beyond 4 years but within 5 years	—	—	4.68%	250

		$3,750		$4,250

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	6.30%	1,400	6.30%	1,400

		$4,200		$4,200

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$608	3.75%	$1,762

Junior subordinated notes
Due beyond 5 years	2.57%	$46,393	2.56%	$46,393

Included in the $191.6 million of FHLB advances at June 30, 2012 is a $10.0 million structured advance in which the rate is fixed for four years, and after four years on a specified date, the FHLB has the one time right (European Call) to call the advance. If the FHLB does not call these advances on the specified date, the rate remains the same for the remaining term. Should these advances be called, the Company has the right to pay off the advance without penalty. The Company also has $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

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

Also included in the $318.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. In addition, the Company has a $10.0 million structured REPO in which the rate is fixed for four years, and after four years on a specified date, the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining term. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of June 30, 2012 was $378.8 million with an amortized cost of $352.7 million. The market value of the securities as of December 31, 2011 was $402.1 million with an amortized cost of $375.0 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Company had REPO’s with Citigroup of $135.0 million and $145.0 million, respectively, Barclays Capital of $60.0 million and $70.0 million, respectively, Credit Suisse of $93.0 million and $93.0 million, respectively, PNC Bank of $0 and $5.0 million, respectively, and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of June 30, 2012, the REPO’s with Citigroup had $18.1 million at risk (where the market value of the securities exceeded the borrowing), with a weighted average maturity of 21 months, Barclays Capital had $8.6 million at risk with a weighted average maturity of 33 months, Credit Suisse had $11.5 million at risk with a weighted average maturity of 25 months and Morgan Stanley had $4.1 million at risk with a weighted average maturity of 19 months.

Borrowings under REPO averaged $326.3 million during the first six months of 2012. The maximum amount outstanding at any month-end was $343.0 million.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The dividend rate on the preferred securities reset quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Dividends on the preferred securities are cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Net income	$3,681	$4,285

Weighted-average common shares outstanding	14,331	14,437

Basic earnings per share	$0.26	$0.30

Weighted-average common shares outstanding	14,331	14,437

Common stock equivalents due to effect of stock options	117	122

Total weighted-average common shares and equivalents	14,448	14,559

Diluted earnings per share	$0.25	$0.29

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net income	$7,466	$7,945

Weighted-average common shares outstanding	14,312	14,438

Basic earnings per share	$0.52	$0.55

Weighted-average common shares outstanding	14,312	14,438

Common stock equivalents due to effect of stock options	146	118

Total weighted-average common shares and equivalents	14,458	14,556

Diluted earnings per share	$0.52	$0.55

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 329,656 and 393,959 at June 30, 2012 and June 30, 2011, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 78,876 shares at $12.80 per diluted share expiring November 2013, 116,002 shares at $13.19 per diluted share expiring November 2021, were outstanding as of June 30, 2012 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI:

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011

Net unrealized gain on securities available for sale	$27,603	$25,101
Accumulated loss on effective cash flow hedging derivatives	(3,863)	(3,596)
Net unrecognized pension cost	(534)	(601)

Total	$23,206	$20,904

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2012, the participants in the plan had credited service under the SERP ranging from 21 to 33 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2012 and 2011:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Components of net periodic pension cost
Service cost	$20	$16	$40	$32
Interest cost	31	31	62	62
Amortization of unrecognized gains and losses	20	14	40	28
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$81	$71	$162	$142

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Components of net periodic pension cost
Service cost	$1	$1	$2	$2
Interest cost	9	10	18	20
Amortization of prior service cost	22	22	45	43

Net periodic pension cost	$32	$33	$65	$65

9.	Fair Value

Fair value is defined by GAAP as the amount that an asset could be bought or sold, or a liability incurred or settled, between willing parties, other than during a liquidation. GAAP established a fair value hierarchy that prioritizes the use of inputs in valuation methodologies into the following three levels:

Level I:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets, as of the reported date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

Level II:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets: inputs to the valuation methodology include quoted prices for identical or similar assets or liabililties in markets that are not active; or inputs to the valuation methodology that utilize the model-based techniques for which all significant assumptions are observable in the market.

Level III:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize a model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 55 to 90 basis points. Liquidity risk adjustments ranged from 20 to 65 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $17.6 million or 49.5% of the $35.6 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,828	$35,604	$37,432
Municipal securities	—	187,426	—	187,426
Equity securities	1,724	—	—	1,724
Corporate bonds	—	204,655	—	204,655
Mortgage backed securities
U.S. sponsored entities	—	710,985	—	710,985
Private label	—	7,195	—	7,195

Subtotal mortgage-backed securites	—	718,180	—	718,180

Total securities available for sale	$1,724	$1,112,089	$35,604	$1,149,417

Other Assets
Interest rate caps	$—	$132	$—	$132

Total other assets	$—	$132	$—	$132

Liabilities
Other Liabilities
Interest rate swaps	$—	$5,854	$—	$5,854

Total other liabilities	$—	$5,854	$—	$5,854

	As of December 31, 2011
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,755	$35,789	$37,544
Municipal securities	—	184,485	—	184,485
Equity securities	2,103	—	—	2,103
Corporate bonds	—	164,779	—	164,779
Mortgage backed securities
U.S. sponsored entities	—	732,302	—	732,302
Private label	—	8,903	—	8,903

Subtotal mortgage-backed securities	—	741,205	—	741,205

Total securities available for sale	$2,103	$1,092,224	$35,789	$1,130,116

Other Assets
Interest rate caps	$—	$532	$—	$532

Total other assets	$—	$532	$—	$532

Liabilities:
Other Liabilties
Interest rate swaps	$—	$5,531	$—	$5,531

Total other liabilities	$—	$5,531	$—	$5,531

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the six month periods ended June 30, 2012 and 2011

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale June 30,
	2012	2011

Beginning balance January 1,	$35,789	$37,361
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	7	7
Net realized loss on securities available for sale	(5)	—
Included in other comprehensive income	(187)	813
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	(500)

Ending balance, June 30,	$35,604	$37,681

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended June 30, 2012 and 2011 for Level III assets and liabilities that are still held at June 30, 2012 and 2011.

	Securities available for sale June 30,
	2012	2011

Interest income on securities	$7	$7
Net realized loss on securities available for sale	(5)	—

Total	$2	$7

For Level III assets measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Trust Preferred Securities	$35,604	$35,789	Discounted Cash Flow	Credit Spreads	40-85 basis points
				Liquidity Risk Adjustments	15-65 basis points
				Default Rates	.5% -1%
Impaired Loans	15,118	14,054	Discounted Cash Flow	N/A	N/A
			Appraisal of collateral (1)	N/A	N/A
Real estate acquired through foreclosure	3,710	3,883	Appraisal of collateral (1)	N/A	N/A
Servicing assets	9	16	Discounted Cash Flow	N/A	N/A

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the six month period ended June 30, 2012 and 2011, the Company incurred write-downs on its REO properties of $238,000 and $8,000, respectively, there were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Securities – With the exception of floating rate trust preferred securities (the valuation of the trust preferred securities is discussed in footnote 9, Fair Value), fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at June 30, 2012 and December 31, 2011 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30, 2012:

June 30, 2012
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$43,304	$43,304	$—	$—	$43,304
Securities	1,149,417	1,724	1,112,089	35,604	1,149,417
Securities Receivable	1,891	1,891	—	—	1,891
Loans receivable and held for sale	664,476	—	—	696,796	696,796
Accrued Interest Receivable	8,779	8,779	—	—	8,779
FHLB Stock	19,183	19,183	—	—	19,183
Bank owned life insurance	29,722	29,722	—	—	29,722
Interest rate cap contracts	132	—	132	—	132

Financial Liabilities:
Deposits	1,218,369	—	—	1,229,421	1,229,421
Borrowed funds	518,157	—	262,288	286,436	548,724
Junior subordinated notes	46,393	—	22,681	—	22,681
Advance payments by borrowers for taxes and insurance	3,281	3,281	—	—	3,281
Accrued interest payable	3,078	3,078	—	—	3,078
Interest rate swap contracts	5,854	—	5,854	—	5,854

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2011:

(Dollar amounts in thousands)	December 31, 2011
	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$38,848	$38,848
Securities	1,130,116	1,130,116
Securities receivable	1,148	1,148
Loans receivable and held for sale	648,921	679,819
Accrued interest receivable	9,227	9,227
FHLB stock	21,256	21,256
Bank owned life insurance	30,802	30,802
Interest rate cap contracts	532	532

Financial liabilities:
Deposits	1,156,410	1,168,438
Borrowed funds	560,567	594,080
Junior subordinated notes	46,393	20,361
Advance payment by borrowers for taxes and insurance	2,519	2,519
Accrued interest payable	1,676	1,676
Interest rate swap contracts	5,531	5,531

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2012, the Company reported net income of $3.7 million, a decrease of approximately $604,000, or 14.1%, over the same period last year. The Company had a decrease in interest income of approximately $1.6 million over the same quarter last year, offset partially by a decrease in interest expense of $1.4 million during the same period. The result was a decrease of $211,000 in net interest income. The Company recorded a decrease of $140,000 in noninterest income when compared to the same quarter last year as well as an increase in noninterest expense of $468,000.

During the six months ended June 30, 2012, the Company reported net income of $7.5 million, a decrease of approximately $479,000, or 6.0%, over the same period last year. The Company had decreases in both interest income and interest expense of approximately $2.7 million resulting in a slight decrease in net interest income of $31,000 over the same period in the prior year. Additionally, the Company had an increase of $1.0 million in noninterest expense, partially offset by an increase in noninterest income of $94,000.

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

During the six months ended June 30, 2012, the Company had approximately $45.7 million of maturing wholesale borrowings at a weighted average rate of 2.87% and an original call/maturity of 3.5 years. The borrowings that matured were replaced with the deposit growth of approximately $62.0 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.7 million for the three months ended June 30, 2012 as compared to $4.3 million for the same period in the prior year. The $604,000, or 14.1%, decrease in net income for the quarter ended June 30, 2012 as compared to the same period in the prior year was primarily the result of decreases in net interest income and noninterest income of $211,000 and $140,000, respectively, as well as increases in provision for loan losses, noninterest expense and net income attributable to the non-controlling interest of $100,000, $468,000 and $46,000, respectively, partially offset by decreases in the provision for income taxes of $361,000.

The Company recorded net income of $7.5 million for the six months ended June 30, 2012 as compared to $7.9 million for the same period in the prior year. The $479,000, or 6.0%, decrease in net income for the six month period ended June 30, 2012 as compared to the same period in the prior year was primarily the result of decreases in net interest income of $31,000, as well as an increase in noninterest expense of $1.0 million, partially offset by an increase in noninterest income of $94,000 and decreases in provision for income taxes and net income attributable to the non-controlling interest of $412,000 and $54,000, respectively.

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

Net interest income decreased $211,000, or 1.9%, to $11.0 million for the three months ended June 30, 2012, compared to $11.2 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $1.6 million, partially offset by a decrease in interest expense of $1.4 million.

Net interest income decreased a nominal $31,000, or 0.1%, to $22.0 million for the six months ended June 30, 2012.

Interest income. Interest income decreased $1.6 million, or 8.0%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $420,000 and $1.2 million, respectively.

Interest earned on loans receivable decreased $420,000, or 4.8%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 43 basis points to 5.08% for the three months ended June 30, 2012, compared to 5.51% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $24.6 million, or 3.8%, to $670.3 million for the three months ended June 30, 2012, compared to $645.8 million for the same period in the prior year.

Interest earned on securities decreased $1.2 million, or 10.7%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease was primarily the result of a 47 basis point decrease in the tax equivalent yield on securities to 4.04% for the three months ended June 30, 2012 from 4.51% for the three months ended June 30, 2011, partially offset by an increase in the average balance of the securities portfolio of $8.3 million, or 0.8%, to $1.1 billion at June 30, 2012.

Interest income decreased $2.7 million, or 6.7%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $732,000 and $2.0 million, respectively.

Interest earned on loans receivable decreased $732,000, or 4.2%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 37 basis points to 5.12% for the three months ended June 30, 2012, compared to 5.49% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $20.8 million, or 3.2%, to $665.2 million for the six months ended June 30, 2012, compared to $644.5 million for the same period in the prior year.

Interest earned on securities decreased $2.0 million, or 8.8%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease was primarily the result of a 43 basis point decrease in the tax equivalent yield on securities to 4.09% for the six months ended June 30, 2012 from 4.52% for the six months ended June 30, 2011, partially offset by an increase in the average balance of the securities portfolio of $14.6 million, or 1.4%, to $1.1 billion at June 30, 2012.

Interest expense. Interest expense decreased $1.4 million, or 15.6%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $646,000 and $757,000, respectively.

Interest incurred on deposits decreased $646,000, or 21.0%, for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 36 basis points to 0.88% from 1.24% for the quarters ended June 30, 2012 and 2011, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $118.1 million, or 11.9% to $1.1 billion for the three months ended June 30, 2012, compared to $995.1 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $757,000, or 14.3%, for the three months ended June 30, 2012 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $100.1 million, or 16.0%, partially offset by an increase in the cost of these funds to 3.47% for the quarter ended June 30, 2012 as compared to 3.39%, for the quarter ended June 30, 2011.

Interest expense decreased $2.7 million, or 14.7%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $1.3 million and $1.4 million, respectively.

Interest incurred on deposits decreased $1.3 million, or 21.0%, for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 39 basis points to 0.92% from 1.31% for the periods ended June 30, 2012 and 2011, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $118.3 million, or 12.2% to $1.1 billion for the six months ended June 30, 2012, compared to $973.0 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.4 million, or 12.8%, for the six months ended June 30, 2012 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $96.3 million, or 15.2%, partially offset by an increase in the cost of these funds to 3.46% for the six months ended June 30, 2012 as compared to 3.37%, for the six months ended June 30, 2011.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2012, the interest incurred on these borrowings increased by $5,000, or 0.8%, due to an increase in the cost of these funds to 5.30% from 5.24% for the same period in the prior year. During the six months ended June 30, 2012, the interest incurred on these borrowings increased by $17,000, or 1.4%, due to an increase in the cost of these funds to 5.30% from 5.24% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2012				2011
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$719,027	$6,572	3.70%		$799,615	$8,420	4.21%
Taxable corporate bonds available for sale	231,424	1,982	3.40%		147,573	1,431	3.89%
Tax-exempt securities available for sale	146,518	1,665	6.89	%(1)	141,506	1,592	6.82	%(1)

	1,096,969	10,219	4.04	%(1)	1,088,694	11,443	4.51	%(1)

Mortgage loans	484,730	6,175	5.10%		468,546	6,455	5.51%
Other loans	149,233	1,832	4.94%		151,240	2,049	5.43%
Tax-exempt loans	36,366	327	5.47	%(1)	25,971	250	5.85	%(1)

	670,329	8,334	5.08	%(1)	645,757	8,754	5.51	%(1)

Cash equivalents	53,068	31	0.23%		31,232	2	0.03%
FHLB stock	19,351	6	0.10%		23,759	—	—

	72,419	37	0.20%		54,991	2	0.01%

Total interest-earning assets	1,839,717	18,590	4.27	%(1)	1,789,442	20,199	4.73	%(1)
Other noninterest-earning assets	165,074	—	—		162,424	—	—

Total assets	$2,004,791	$18,590	3.91	%(1)	$1,951,866	$20,199	4.34	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$454,459	$166	0.15%		$348,273	$329	0.38%
Time deposits	658,653	2,271	1.39%		646,789	2,754	1.71%

	1,113,112	2,437	0.88%		995,062	3,083	1.24%

FHLB advances	198,781	1,601	3.24%		243,255	1,910	3.15%
Repurchase Agreements	318,000	2,818	3.56%		363,000	3,143	3.47%
Other borrowings	9,010	114	5.09%		19,666	237	4.83%

	525,791	4,533	3.47%		625,921	5,290	3.39%

Junior subordinated notes - fixed	36,083	521	5.81%		36,083	520	5.78%
Junior subordinated notes - adjustable	10,310	90	3.51%		10,310	86	3.35%

	46,393	611	5.30%		46,393	606	5.24%

Total interest-bearing liabilities	1,685,296	7,581	1.81%		1,667,376	8,979	2.16%

Noninterest-bearing demand deposits	105,159	—	—		89,223	—	—
Other noninterest-bearing liabilities	25,843	—	—		18,486	—	—

Total liabilities	1,816,298	7,581	1.68%		1,775,085	8,979	2.03%
Stockholders’ equity	188,493	—	—		176,781	—	—

Total liabilities and equity	$2,004,791	$7,581	1.52%		$1,951,866	$8,979	1.85%

Net interest income		$11,009				$11,220

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.46	%(1)			2.57	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.61	%(1)			2.72	%(1)

(Dollar amounts in thousands)	Six months ended June 30,
	2012				2011
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$723,494	$13,491	3.73%		$785,848	$16,580	4.22%
Taxable corporate bonds available for sale	223,043	3,909	3.49%		152,607	3,006	3.97%
Tax-exempt securities available for sale	146,515	3,312	6.85	%(1)	139,974	3,148	6.82	%(1)

	1,093,052	20,712	4.09	%(1)	1,078,429	22,734	4.52	%(1)

Mortgage loans	482,013	12,342	5.12%		468,898	12,850	5.48%
Other loans	148,118	3,713	5.04%		150,777	4,089	5.47%
Tax-exempt loans	35,094	628	5.46	%(1)	24,792	476	5.86	%(1)

	665,225	16,683	5.12	%(1)	644,467	17,415	5.49	%(1)

Cash equivalents	43,660	49	0.23%		23,268	5	0.04%
FHLB stock	20,038	16	0.16%		24,601	—	—

	63,698	65	0.21%		47,869	5	0.02%

Total interest-earning assets	1,821,975	37,460	4.33	%(1)	1,770,765	40,154	4.75	%(1)
Other noninterest-earning assets	165,630	—	—		159,933	—	—

Total assets	$1,987,605	$37,460	3.97	%(1)	$1,930,698	$40,154	4.36	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$429,839	$326	0.15%		$329,539	$597	0.37%
Time deposits	661,447	4,662	1.42%		643,414	5,719	1.79%

	1,091,286	4,988	0.92%		972,953	6,316	1.31%

FHLB advances	199,129	3,217	3.25%		250,759	3,890	3.13%
Repurchase Agreements	328,417	5,796	3.55%		363,833	6,253	3.47%
Other borrowings	9,458	230	4.89%		18,749	452	4.86%

	537,004	9,243	3.46%		633,341	10,595	3.37%

Junior subordinated notes - fixed	36,083	1,041	5.80%		36,083	1,035	5.78%
Junior subordinated notes - adjustable	10,310	182	3.55%		10,310	171	3.34%

	46,393	1,223	5.30%		46,393	1,206	5.24%

Total interest-bearing liabilities	1,674,683	15,454	1.86%		1,652,687	18,117	2.21%

Noninterest-bearing demand deposits	102,039	—	—		87,490	—	—
Other noninterest-bearing liabilities	24,347	—	—		17,880	—	—

Total liabilities	1,801,069	15,454	1.73%		1,758,057	18,117	2.08%
Stockholders’ equity	186,536	—	—		172,641	—	—

Total liabilities and equity	$1,987,605	$15,454	1.56%		$1,930,698	$18,117	1.89%

Net interest income		$22,006				$22,037

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.47	%(1)			2.54	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.62	%(1)			2.69	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and six month periods ended June 30, 2012 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, June 30,
	2012 versus 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$86	$(1,310)	$(1,224)
Loans	324	(744)	(420)
Cash equivalents	2	27	29
FHLB stock	—	6	6

Total interest-earning assets	412	(2,021)	(1,609)

Interest expense:
Deposits	335	(981)	(646)
FHLB advances	(357)	48	(309)
Repurchase agreements	(397)	72	(325)
Other borrowings	(134)	11	(123)
Junior subordinated notes	—	5	5

Total interest-bearing liabilities	(553)	(845)	(1,398)

Net interest income	$965	$(1,176)	$(211)

(Dollar amounts in thousands)	Six months ended June 30,
	2012 versus 2011
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$305	$(2,327)	$(2,022)
Loans	548	(1,280)	(732)
Cash equivalents	7	37	44
FHLB stock	—	16	16

Total interest-earning assets	860	(3,554)	(2,694)

Interest expense:
Deposits	702	(2,030)	(1,328)
FHLB advances	(829)	156	(673)
Repurchase agreements	(621)	164	(457)
Other borrowings	(226)	4	(222)
Junior subordinated notes	—	17	17

Total interest-bearing liabilities	(974)	(1,689)	(2,663)

Net interest income	$1,834	$(1,865)	$(31)

Provision for loan losses. The provision for loan losses increased $100,000 to $300,000 for the quarter ended June 30, 2012 when compared to June 30, 2011 and remained the same at $500,000 for the six months ended June 30, 2012 when compared to the quarter ended June 30, 2011. These provisions were part of the normal operations of the Company for the periods ending June 30, 2012. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2012 amounted to $6.7 million, or 0.98% of the Company’s total loan portfolio, as compared to $6.5 million, or 0.98%, at December 31, 2011. The Company’s allowance for losses on loans as a percentage of non-performing loans was 40.73% and 48.86% at June 30, 2012 and December 31, 2011, respectively.

Non-interest income. Non-interest income decreased $140,000, or 8.3%, for the three months ended June 30, 2012 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to fees and service charges, cash surrender value of bank owned life insurance and net realized gain on securities available for sale of $44,000, $23,000 and $532,000, respectively, as well as an increase in net impairment losses on securities of $31,000. These decreases were partially offset by increases in income from joint ventures and other income of $2,000 and $13,000, respectively, as well as a decrease in net realized loss on derivatives of $475,000.

Non-interest income increased $94,000, or 3.0%, for the six months ended June 30, 2012 compared to the same period in the prior year. The increase in non-interest income was comprised of a decrease in the net realized loss on derivatives of $468,000, as well as an increase in other income of $38,000, partially offset by decreases to fees and service charges, net gain on sale of loans, cash surrender value of bank owned life insurance, net realized gain on securities available for sale, net impairment losses on securities and income from joint ventures of $29,000, $7,000, $37,000, $265,000, $31,000 and $43,000, respectively.

Net realized gain on securities available for sale decreased $532,000 and $265,000 for the three and six months ended June 30, 2012, respectively. During 2012, the Company had $500,000 in equity sales from the portfolio in the first quarter, resulting in a gain of $267,000, and no sales in the quarter ended June 30, 2012. During the six months ended June 30, 2011 the Company had sales of $5.0 million consisting of sales of fixed-rate mortgage backed securities of $4.2 million, adjustable-rate mortgage backed securities of $648,000 and common stock of $204,000 resulting in a gain of $532,000.

The Company had losses on derivatives during the quarter ended June 30, 2012 of $269,000 compared to losses in the same period in 2011 of $744,000, resulting in an increase between the periods of $475,000. The Company had losses on derivatives during the six months ended June 30, 2012 of $400,000 compared to losses in the same period in 2011 of $868,000, resulting in an increase between the periods of $468,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased a nominal $2,000 and decreased $43,000 for the three and six months ended June 30, 2012 when compared to the same periods in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $468,000, or 6.7%, to $7.5 million for the three months ended June 30, 2012 as compared to $7.0 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing, and other expenses of $353,000, $84,000, $37,000, $16,000 and $12,000, respectively, partially offset by decreases in amortization of intangible assets and advertising of $20,000 and $14,000, respectively.

Non-interest expense increased $1.0 million, or 7.1%, to $15.2 million for the six months ended June 30, 2012 as compared to $14.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, data processing, advertising and other expenses of $566,000, $77,000, $33,000, $47,000 and $349,000, respectively, partially offset by decreases in federal deposit insurance premiums, and amortization of intangible assets of $24,000 and $40,000, respectively.

Compensation and employee benefits increased $353,000 and $566,000 for the three and six months ended June 30, 2012, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options and the MRP and group life and hospital insurance expense.

Premises and equipment expenses increased $84,000 and $77,000 for the three and six months ended June 30, 2012, as compared to the same period in the prior year. These increase occurred due to costs related to the demolition of one of the Company’s properties held for investment. This property was charged off the Company’s balance sheet in 2011.

Provision for income taxes. The provision for income taxes decreased $361,000, or 31.1%, to $799,000 for the three months ended June 30, 2012, compared to $1.2 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 17.8% for the quarter ended June 30, 2012 as compared to 21.3% for the same period in the prior year.

The provision for income taxes decreased $412,000, or 20.0%, to $1.6 million for the six months ended June 30, 2012, compared to $2.1 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 18.1% for the quarter ended June 30, 2012 as compared to 20.6% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $32.3 million, or 1.7%, to $2.00 billion at June 30, 2012. This increase resulted primarily from increases to cash and cash equivalents, securities available for sale, loans receivable and securities receivable of $4.5 million, or 11.5%, $19.3 million, or 1.7%, $15.6 million, or 2.4%, and $743,000, or 64.7%, respectively, partially offset by decreases in accrued interest receivable, FHLB stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment, intangible assets, bank owned life insurance and prepaid expenses and other assets of $448,000, or 4.9%, $2.1 million, or 9.8%, $205,000, or 1.4%, $173,000, or 4.5%, $2.3 million, or 15.3%, $134,000, or 24.2%, $1.1 million, or 3.5%, and $1.3 million, or 15.7%, respectively. Total non-performing assets increased to $20.4 million at June 30, 2012 compared to $17.3 million at December 31, 2011 and non-performing assets to total assets were 1.02% at June 30, 2012 compared to 0.88% at December 31, 2011. The Company’s total liabilities increased $24.3 million, or 1.4%, to $1.8 billion at June 30, 2012. This increase resulted primarily from increases in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $62.0 million, or 5.4%, $762,000, or 30.3%, and $4.4 million, or 25.6%, respectively, partially offset by a decrease in borrowed funds of $42.4 million, or 7.0%. Total stockholders’ equity increased $8.0 million, or 4.5%, to $187.1 million at June 30, 2012, from $179.1 million at December 31, 2011. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $4.5 million and $2.3 million, respectively. Average stockholders’ equity to average assets was 9.38%, and book value per share was $12.84 at June 30, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $4.5 million, or 11.5%, to $43.3 million at June 30, 2012 from $38.8 million at December 31, 2011. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased by $19.3 million, or 1.7%, to $1.1 billion at June 30, 2012. During the six months ended June 30, 2012, the Company recorded purchases of available for sale securities of $143.1 million, consisting of purchases of fixed-rate mortgage backed securities of $64.8 million, adjustable-rate mortgage backed securities of $13.4 million, $7.2 million of municipal bonds, $57.6 million of corporate bonds and $127,000 of equity securities. In addition, the portfolio increased by $3.2 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of securities of $767,000, consisting of sales of common stock resulting in a gain of $267,000. In addition, there were repayments and maturities of securities of $125.2 million, premium amortizations of $1.2 million and realized losses of $31,000.

The Company’s investment strategy for 2012 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company intends to also purchase corporate or municipal bonds to provide structure should a low interest rate environment prevail. As an additional step to aid interest rate sensitivity the Company secured $105.0 million of wholesale borrowings with embedded interest rate caps totaling $130.0 million to help insulate the net interest margin against a rapid rise in short term interest rates and $170.0 million, notional amount, of interest rate caps that are un-hedged and marked to market quarterly through the income statement. In the first six months of 2012, this resulted in approximately $400,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of June 30, 2012, the Company had securities with unrealized losses for greater than twelve months of $8.8 million, as more fully described in footnote 2 “Securities” to the financial statement in Item 1. The $8.8 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, which is part of the OTTI, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $15.6 million, or 2.4%, to $664.5 million at June 30, 2012 from $648.9 million at December 31, 2011. Included in this increase in loans receivable were increases in mortgage loans and commercial loans of $12.4 million, or 2.5%, and $2.0 million, or 4.0%, respectively, partially offset by a decrease in consumer loans of $105,000, or 0.1%. Additionally the portfolio was increased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $1.3 million, or 5.8%, during the six months ended June 30, 2012.

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

Non-performing assets amounted to $20.4 million, or 1.02%, of total assets at June 30, 2012 compared to $17.3 million, or 0.88%, of total assets at December 31, 2011. The increase in non-performing assets of approximately $3.1 million was primarily the result of increases in the balances of non-performing loans and TDR’s of $2.2 million and $1.0 million, respectively, partially offset by a decrease to REO of approximately $173,000. The Company had an increase in its loans over 90 days and restructured approximately $1.0 million of residential construction loans in the quarter ended June 30, 2012.

FHLB Stock. FHLB stock decreased by $2.1 million, or 9.8%, to $19.2 million at June 30, 2012 compared to $21.3 million at December 31, 2011, due to redemption of the stock by the FHLB. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008 the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010, the FHLB partially lifted the suspension with a limited repurchase of excess stock. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.3 million, or 15.3%, to $12.9 million at June 30, 2012 from $15.3 million at December 31, 2011. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $134,000, or 24.2%, to $420,000 at June 30, 2012 from $554,000 at December 31, 2011. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $203,000, $170,000, $110,000 and $8,000 for the years 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of June 30, 2012 was $29.7 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $1.3 million, or 15.7%, to $6.8 million at June 30, 2012 from $8.1 million at December 31, 2011. This decrease is primarily due to a decrease in the prepaid FDIC assessment of $699,000 as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $3.4 million at December 31, 2011 and has declined to $2.7 million at June 30, 2012.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 68.3%, of the Company’s total funding sources at June 30, 2012. Total deposits increased $62.0 million, or 5.4%, to $1.2 billion at June 30, 2012. Interest-bearing demand deposits increased $69.6 million and time deposits decreased $15.2 million, during the three months ended June 30, 2012, while non-interest bearing deposits increased approximately $7.6 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $77.3 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 25 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $42.4 million, or 7.0%, to $564.6 million at June 30, 2012 from $607.0 million at December 31, 2011. FHLB advances decreased $15.8 million, or 7.6%, repurchase agreements decreased $25.0 million, or 7.3%, other borrowings decreased approximately $1.6 million, or 16.2%, while junior subordinated notes remained the same at $46.4 million during the six months ended June 30, 2012. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $377,000, or 14.3%, to $2.3 million at June 30, 2012 from $2.6 million at December 31, 2011. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $4.4 million, or 25.6%, to $21.6 million at June 30, 2012 from $17.2 million at December 31, 2011. The increase was primarily due to increases various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity increased $8.0 million, or 4.5%, to $187.1 million at June 30, 2012, from $179.1 million at December 31, 2011. The increase to stockholders’ equity was primarily the result of increases in retained earnings from net income of $4.5 million, or 5.6%, and accumulated other comprehensive income of $2.3 million, or 11.0%, and decreases in treasury stock of $375,000, or 1.9%, and unearned employee stock ownership plan shares of $531,000, or 12.7%. Average stockholders’ equity to average assets was 9.38%, and book value per share was $12.84 at June 30, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

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

As of June 30, 2012, the implementation of these asset and liability initiatives resulted in the following: (i) $151.3 million or 21.1% of the Company’s mortgage-backed securities portfolio, $111.3 million or 54.4% of the Company’s corporate bond portfolio and $35.6 million or 95.1% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $192.1 million or 28.1% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $56.9 million or 16.2% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.1 years and (iv) the Company had $170.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2012, the Company’s interest-earning assets maturing or repricing within one year totaled $749.1 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $783.1 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $34.0 million or a negative 1.7% of total assets. At June 30, 2012, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 95.7%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2012 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2012 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	3.27%	5.72%	(3.58%)	N/A
Return on average equity - increase (decrease)	6.63%	11.54%	(7.16%)	N/A
Diluted earnings per share - increase (decrease)	6.74%	11.87%	(7.44%)	N/A
EVE - increase (decrease)	(3.52%)	(11.46%)	(15.10%)	N/A

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

Net cash provided by operating activities totaled $16.3 million for the six months ended June 30, 2012. Net cash provided by operating activities was primarily comprised of net income of $7.9 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.6 million and $1.0 million, respectively, as well as a decrease in the prepaid FDIC assessment of $699,000 and slight variances in other operating activities.

Funds used in investing activities totaled $28.6 million during the six months ended June 30, 2012. Primary uses of funds included $143.1 million for purchases of securities available for sale and $109.9 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $95.5 million and $125.2 million, respectively.

Funds provided by financing activities totaled $16.7 million for the six months ended June 30, 2012. The primary sources of funds were from an increase in deposits and proceeds from long-term borrowings of $62.0 million and $4.9 million, partially offset by uses of funds including repayments of long-term borrowings and payments of dividends of $47.3 million and $2.9 million, respectively.

At June 30, 2012, the total approved loan commitments outstanding amounted to $8.3 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $81.1 million and the unadvanced portion of construction loans approximated $15.5 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $393.9 million.

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

On June 19, 2012 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2012, to shareholders of record at the close of business on March 31, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2012, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 8.2% and 14.9%, respectively.

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

Item 4. Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. During the period ended June 30, 2012 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2012	423	$12.78	423	72,143
May 1-31, 2012	1,084	13.08	1,084	71,059
June 1-30, 2012	3,915	12.47	3,915	67,144

Totals	5,422	$12.62	5,422	67,144

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ESB FINANCIAL CORPORATION

Date: August 8, 2012	By: /s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 8, 2012	By: /s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer