Form 10-Q
period 2012-09-30
ESB FINANCIAL CORP
filed 2012-11-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2012:

Common Stock, $0.01 par value	14,671,757 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2012 and December 31, 2011

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash on hand and in banks	$4,507	$4,720
Interest-earning deposits	14,208	34,117
Federal funds sold	11	11

Cash and cash equivalents	18,726	38,848
Securities available for sale; cost of $1,085,034 and $1,091,497	1,136,615	1,130,116
Loans receivable, net of allowance for loan losses of $6,564 and $6,537	671,936	648,921
Accrued interest receivable	8,281	9,227
Federal Home Loan Bank (FHLB) stock	17,348	21,256
Premises and equipment, net	14,722	15,071
Real estate acquired through foreclosure, net	2,803	3,883
Real estate held for investment	12,532	15,268
Goodwill	41,599	41,599
Intangible assets	357	554
Bank owned life insurance	29,864	30,802
Securities receivable	2,380	1,148
Prepaid expenses and other assets	7,089	8,098

Total assets	$1,964,252	$1,964,791

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,193,383	$1,156,410
FHLB advances	203,679	207,355
Repurchase agreements	288,000	343,000
Other borrowings	6,652	10,212
Junior subordinated notes	46,393	46,393
Advance payments by borrowers for taxes and insurance	1,331	2,519
Accounts payable for land development	2,118	2,634
Accrued expenses and other liabilities	26,531	17,193

Total liabilities	1,768,087	1,785,716

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized;
16,278,045 and 16,278,045 shares issued;
14,666,461 and 14,600,871 shares outstanding	163	163
Additional paid-in capital	102,744	102,667
Treasury stock, at cost; 1,611,584 and 1,677,174 shares	(18,806)	(19,537)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,391)	(4,184)
Retained earnings	87,078	80,231
Accumulated other comprehensive income, net	29,535	20,904

Total ESB Financial Corporation’s stockholders’ equity	197,323	180,244
Noncontrolling interest	(1,158)	(1,169)

Total stockholders’ equity	196,165	179,075

Total liabilities and stockholders’ equity	$1,964,252	$1,964,791

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans receivable	$8,334	$8,746	$25,017	$26,161
Taxable securities available for sale	7,946	9,436	25,346	29,022
Tax free securities available for sale	1,654	1,619	4,966	4,767
FHLB Stock	4	—	20	—
Deposits with banks and federal funds sold	5	16	54	21

Total interest income	17,943	19,817	55,403	59,971

Interest expense:
Deposits	2,225	2,931	7,213	9,247
Borrowed funds	4,325	5,180	13,568	15,775
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	618	612	1,841	1,818

Total interest expense	7,168	8,723	22,622	26,840

Net interest income	10,775	11,094	32,781	33,131
Provision for loan losses	350	300	850	800

Net interest income after provision for loan losses	10,425	10,794	31,931	32,331

Noninterest income:
Fees and service charges	860	919	2,522	2,610
Net gain on sale of loans	—	—	—	6
Increase of cash surrender value of bank owned life insurance	142	181	448	524
Net realized gain on securities available for sale	197	406	464	937
Total other-than-temporary impairment losses	—	(452)	(406)	(452)
Portion of loss recognized in other comprehensive income before taxes	—	369	375	369

Net impairment losses on investment securities	—	(83)	(31)	(83)
Net realized loss on derivatives	(138)	(989)	(538)	(1,857)
Income from real estate joint ventures	413	642	1,532	1,804
Other	163	122	502	424

Total noninterest income	1,637	1,198	4,899	4,365

Noninterest expense:
Compensation and employee benefits	4,306	4,078	12,989	12,195
Premises and equipment	640	627	2,074	1,984
Federal deposit insurance premiums	337	284	1,095	1,066
Data processing	608	577	1,791	1,727
Amortization of intangible assets	61	82	190	251
Advertising	174	156	457	392
Other	1,122	899	3,866	3,293

Total noninterest expense	7,248	6,703	22,462	20,908

Income before income taxes	4,814	5,289	14,368	15,788
Provision for income taxes	793	1,010	2,437	3,066

Net income before noncontrolling interest	4,021	4,279	11,931	12,722
Less: net income attributable to the noncontrolling interest	87	315	531	813

Net income attributable to ESB Financial Corporation	$3,934	$3,964	$11,400	$11,909

Net income per share
Basic	$0.27	$0.27	$0.80	$0.82
Diluted	$0.27	$0.27	$0.79	$0.82
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.28
Weighted average shares outstanding	14,362,375	14,489,740	14,329,149	14,455,677
Weighted average shares and share equivalents outstanding	14,490,450	14,589,597	14,458,419	14,567,200

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income before noncontrolling interest	$4,021	$4,279	$11,931	$12,722
Other comprehensive income (net of tax and reclassifications)
Net change in unrealized gains (losses):
Securities available for sale other-than-temporarily impaired:
Total losses	—	(452)	(406)	(452)
Losses recognized in earnings	—	83	31	83

Losses recognized in comprehensive income	—	(369)	(375)	(369)
Income tax effect	—	125	127	125

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	—	(244)	(248)	(244)
Securities available for sale not other-than-temporarily impaired:
Gains arising during the period of $105 in 2010	9,956	6,218	14,386	15,335
Income tax effect	(3,385)	(2,114)	(4,891)	(5,214)

	6,571	4,104	9,495	10,121

Gains recognized in earnings	197	406	464	937
Income tax effect	(67)	(138)	(158)	(319)

	130	268	306	618

Unrealized holding gains on securities available for sale not other-than-temporarily-impaired, net of tax	6,441	3,836	9,189	9,503

Unrealized holding gain on securities, net	6,441	3,592	8,941	9,259

Pension and Postretirement Amortization	52	46	157	137
Income tax effect	(18)	(16)	(53)	(47)

	34	30	104	90

Fair Value adjustment on derivatives	(222)	(2,090)	(628)	(2,681)
Income tax effect	76	711	214	912

	(146)	(1,379)	(414)	(1,769)

Other comprehensive income	6,329	2,243	8,631	7,580

Net comprehensive income before noncontrolling interest	10,350	6,522	20,562	20,302
Less: net income attributable to the noncontrolling interest	87	315	531	813

Net comprehensive income attributable to ESB Financial Corporation	$10,263	$6,207	$20,031	$19,489

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2012	$163	$102,667	$(19,537)	$(4,184)	$80,231	$20,904	$(1,169)	$179,075
Net income	—	—	—	—	11,400	—	531	11,931
Other comprehensive income, net	—	—	—	—	—	8,631	—	8,631
Cash dividends at $0.30 per share	—	—	—	—	(4,295)	—	—	(4,295)
Purchase of treasury stock, at cost (13,255 shares)	—	—	(175)	—	—	—	—	(175)
Reissuance of treasury stock for stock option exercises (78,845 shares)	—	—	906	—	(258)	—	—	648
Compensation expense ESOP	—	294	—	793	—	—	—	1,087
Additional ESOP shares purchased	—	(250)	—	—	—	—	—	(250)
Tax effect of compensatory stock options	—	33	—	—	—	—	—	33
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(520)	(520)

Balance at September 30, 2012	$163	$102,744	$(18,806)	$(3,391)	$87,078	$29,535	$(1,158)	$196,165

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$11,931	$12,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	767	705
Provision for loan losses	850	800
Amortization of premiums and accretion of discounts	2,549	1,753
Origination of loans available for sale	—	(325)
Proceeds from sale of loans available for sale	—	411
Gain on sale of loans available for sale	—	(6)
Net gain on sale of securities available for sale	(464)	(937)
Impairment losses on investment securities	31	83
Net realized loss on derivatives	538	1,857
Amortization of intangible assets	190	251
Compensation expense on ESOP and MRP	1,087	1,001
Increases in cash surrender value of Bank owned life insurance	(448)	(524)
Decrease in accrued interest receivable	946	902
Decrease in prepaid FDIC assessment	1,007	982
Increase in prepaid expenses and other assets	(1,761)	(1,716)
Increase in accrued expenses and other liabilities	5,005	4,119
Gain on sale of real estate acquired through foreclosure	(44)	(6)
Writedown of real estate held for investment	—	112
Other	(706)	(499)

Net cash provided by operating activities	21,478	21,685

Investing activities:
Loan originations	(163,958)	(124,276)
Purchases of:
Securities available for sale	(196,027)	(221,981)
Premises and equipment	(418)	(1,746)
Principal repayments of:
Loans receivable	143,494	119,883
Securities available for sale	199,861	165,888
Proceeds from the sale of:
Securities available for sale	1,084	25,359
Real estate acquired through foreclosure	1,927	820
Proceeds from bank owned life insurance	1,386	—
Redemption of FHLB stock	3,908	3,723
Funding of real estate held for investment	(7,495)	(7,957)
Proceeds from real estate held for investment	4,553	7,238

Net cash used in investing activities	(11,685)	(33,049)

Financing activities:
Net increase in deposits	36,973	149,968
Proceeds from long-term borrowings	7,512	10,859
Repayments of long-term borrowings	(79,043)	(87,500)
Net increase (decrease) in short-term borrowings	9,295	(1,803)
Capital disbursement to noncontrolling interest	(520)	(1,146)
Proceeds received from exercise of stock options	681	581
Dividends paid	(4,388)	(3,922)
Payments to acquire treasury stock	(175)	(559)
Stock purchased by ESOP	(250)	(461)

Net cash provided by (used in) financing activities	(29,915)	66,017

Net (decrease) increase in cash equivalents	(20,122)	54,653
Cash equivalents at beginning of period	38,848	35,707

Cash equivalents at end of period	$18,726	$90,360

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2012 and 2011 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2012	2011
Supplemental information:
Interest paid	$20,402	$25,631
Income taxes paid	2,960	2,949

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	1,192	3,752
Transfers from loan originations to proceeds on real estate held for investment	5,162	4,060
Dividends declared but not paid	1,467	1,487
Unfunded security commitments	1,000	—

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

The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2012, the Company was doing business through 25 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2012, the Company recorded approximately $116,000 and $327,000, respectively, in compensation expense and a tax benefit of $6,000 and $23,000, respectively, related to our share-based compensation awards that are expected to vest in 2012. During the three and nine months ended September 30, 2011, the Company recorded approximately $94,000 and $290,000, respectively, in compensation expense and a tax benefit of $6,500 and $13,100, respectively, related to our share-based compensation awards that were expected to vest in 2011. As of September 30, 2012, there was approximately $630,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At September 30, 2012, there were sixteen interest rate cap contracts outstanding with notional amounts totaling $170.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of September 30, 2012 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at September 30, 2012 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2012:

(Dollars in thousands)	Notional Amount	Effective Date	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
						Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.44%	2/10/2018	$—	$3,596
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.44%	2/10/2018	—	2,479

	$35,000					$—	$6,075

*	Variable receive rate based upon contract rates in effect at September 30, 2012

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that report goodwill in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU did not have a significant impact on the Company’s financial statements.

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

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollars amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2012:
Trust preferred securities	$45,893	$353	$(8,587)	$37,659
Municipal securities	178,281	14,594	(239)	192,636
Equity securities	1,235	700	—	1,935
Corporate bonds	207,033	6,762	(1,712)	212,083
Mortgage-backed securities
U.S. sponsored entities	645,785	39,549	—	685,334
Private label	6,807	193	(32)	6,968

Subtotal mortgage-backed securities	652,592	39,742	(32)	692,302

Total securities	$1,085,034	$62,151	$(10,570)	$1,136,615

December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779
Mortgage-backed securities
U.S. sponsored entities	694,674	37,636	(8)	732,302
Private label	8,964	241	(302)	8,903

Subtotal mortgage-backed securities	703,638	37,877	(310)	741,205

Total securities	$1,091,497	$50,704	$(12,085)	$1,130,116

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012:

As of September 30, 2012

	Less than 12 Months			12 Months or more			Total
(Dollars amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$35,822	$8,587	9	$35,822	$8,587
Municipal securities	2	3,005	239	—	—	—	2	3,005	239
Corporate bonds	1	3,800	2	6	23,289	1,710	7	27,089	1,712
Mortgage-backed securities
Private label	—	—	—	1	1,279	32	1	1,279	32

Total	3	$6,805	$241	16	$60,390	$10,329	19	$67,195	$10,570

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011:

As of December 31, 2011

	Less than 12 Months			12 Months or more			Total
(Dollars amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$35,789	$8,615	9	$35,789	$8,615
Municipal securities	2	3,094	149	3	2,627	81	5	5,721	230
Equity securities	—	—	—	1	130	2	1	130	2
Corporate bonds	27	91,046	2,928	—	—	—	27	91,046	2,928
Mortgage-backed securities
U.S. sponsored entities	1	4,596	8	—	—	—	1	4,596	8
Private label	3	3,084	302	—	—	—	3	3,084	302

Subtotal mortgage-backed securities	4	7,680	310	—	—	—	4	7,680	310

Total	33	$101,820	$3,387	13	$38,546	$8,698	46	$140,366	$12,085

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, trust preferred securities and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2012, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment in debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI losses on individual securities during the third quarter of 2012. The $31,000 credit-related OTTI recognized during the second quarter 2012 consisted of $5,000 on a pooled trust preferred security having a book value of $503,000 and $26,000 on one of the Company’s equity investments in community banks that had experienced a decline in its fair value for the last several quarters. There was noncredit-related OTTI on these securities recognized in OCI during the second quarter of approximately $375,000.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 10 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that three of these financial institutions are currently deferring interest payments. In addition, four financial institutions have previously defaulted. Currently seven of the ten remaining financial institutions are performing. Two of the three financial institutions that are deferring interest payments as of September 2012 either lost money or broke even for the most recently reported quarter and had a Tier 1 Risk Ratio at or less than the required well capitalized institution level under prompt corrective action provisions of 6%. Also, there were three financial institutions (including two of the three deferrals) within this pool that the non-performing assets to loans plus real estate owned ratio was greater than 10%. One of the three financial institutions currently deferring interest payments was able to raise capital in 2010 and is anticipated to ultimately recover.

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

As of September 30, 2012

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	3.93%	$21,514	$21,820
Due from one year to five years	3.18%	174,718	181,660
Due from five to ten years	3.79%	101,673	105,645
Due after ten years	3.44%	785,894	825,555

	3.44%	$1,083,799	$1,134,680

As of December 31, 2011

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	4.65%	$43,232	$43,644
Due from one year to five years	3.62%	106,858	107,452
Due from five to ten years	5.03%	102,525	106,384
Due after ten years	3.74%	837,128	870,533

	3.89%	$1,089,743	$1,128,013

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the three month period ended September 30, 2012 were $316,000 resulting in gross realized gains of $197,000 and the proceeds from the sale of securities for the nine month period ended September 30, 2012 were $1.1 million resulting in gross realized gains of $464,000. The proceeds from the sale of securities for the three month period ended September 30, 2011 were $20.3 million resulting in gross realized gains of $406,000 and the proceeds from the sale of securities for the nine month period ended September 30, 2011 were $25.4 million resulting in gross realized gains of $937,000. There were no losses from the sale of securities during the three and nine month periods ended September 30, 2012 and 2011.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(In thousands)	September 30, 2012	December 31, 2011
Mortgage loans:
Residential real estate
Single family	$327,805	$312,723
Construction	46,109	45,363
Multi family	32,888	32,370

Total residential real estate	406,802	390,456

Commercial real estate
Commercial	78,974	83,447
Construction	18,410	17,307

Total commercial real estate	97,384	100,754

Subtotal mortgage loans	504,186	491,210

Other loans:
Consumer loans
Home equity loans	76,780	72,493
Dealer auto and RV loans	48,300	47,039
Other loans	8,045	9,255

Total consumer loans	133,125	128,787
Commercial business	54,358	50,337

Subtotal other loans	187,483	179,124

Total loans receivable	691,669	670,334
Less:
Allowance for loan losses	6,564	6,537
Deferred loan fees and net discounts	(1,951)	(1,852)
Loans in process	15,120	16,728

Subtotal	19,733	21,413

Net loans receivable	$671,936	$648,921

At September 30, 2012 and December 31, 2011, the Company conducted its business through 25 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During 2012, the qualitative factors for levels of and trends in delinquencies & nonaccruals were increased for residential mortgages, commercial loans and consumer loans. Trends in volume and terms were also increased for residential mortgages.

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

Loans by Segment

The total allowance for loan losses reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.6 million adequate to cover loan losses inherent in the loan portfolio, at September 30, 2012. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2012 and 2011.

As of the three months ended September 30, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$434	$2,299	$1,004	$2,519	$485	$6,741
Charge-offs	32	163	206	153	—	554
Recoveries	—	—	27	—	—	27
Provision	94	—	174	82	—	350
Reallocations	—	(62)	—	97	(35)	—

Ending Balance	$496	$2,074	$999	$2,545	$450	$6,564

As of the three months ended September 30, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$367	$2,027	$1,108	$2,636	$515	$6,653
Charge-offs	—	—	124	650	—	774
Recoveries	1	—	21	48	—	70
Provision	—	100	50	150	—	300
Reallocations	(11)	331	80	(61)	(339)	—

Ending Balance	$357	$2,458	$1,135	$2,123	$176	$6,249

As of the nine months ended September 30, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	32	163	445	277	—	917
Recoveries	—	—	77	17	—	94
Provision	144	—	322	384	—	850
Reallocations	—	(205)	—	306	(101)	—

Ending Balance	$496	$2,074	$999	$2,545	$450	$6,564

As of the nine months ended September 30, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$784	$1,831	$1,125	$2,573	$234	$6,547
Charge-offs	178	—	391	708	—	1,277
Recoveries	25	—	105	49	—	179
Provision	—	125	275	325	75	800
Reallocations	(274)	502	21	(116)	(133)	—

Ending Balance	$357	$2,458	$1,135	$2,123	$176	$6,249

The following tables present by portfolio segment, the recorded investment in loans at September 30, 2012 and December 31, 2011.

As of September 30, 2012
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$3	$1,169	$48	$—	$—	$1,220

Ending balance: collectively evaluated for impairment	$493	$905	$951	$2,545	$450	$5,344

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending Balance	$54,358	$97,384	$133,125	$406,802	$—	$691,669

Ending balance: individually evaluated for impairment	$38	$13,513	$291	$2,305	$—	$16,147

Ending balance: collectively evaluated for impairment	$54,320	$83,871	$132,834	$404,497	$—	$675,522

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2011
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$10	$1,489	$50	$—	$—	$1,549

Ending balance: collectively evaluated for impairment	$374	$953	$995	$2,115	$551	$4,988

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Loans Receivable:
Ending Balance	$50,337	$100,754	$128,787	$390,456	$—	$670,334

Ending balance: individually evaluated for impairment	$63	$14,023	$153	$1,364	$—	$15,603

Ending balance: collectively evaluated for impairment	$50,274	$86,731	$128,634	$389,092	$—	$654,731

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of September 30, 2012
(Dollar amounts in thousands)	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$32,888	$39,802	$63,417	$18,410	$53,783
Special Mention	—	5,363	1,475	—	539
Substandard	—	944	14,082	—	36
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$32,888	$46,109	$78,974	$18,410	$54,358

As of December 31, 2011
(Dollar amounts in thousands)	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$32,370	$38,219	$67,119	$17,307	$50,232
Special Mention	—	7,144	2,319	—	57
Substandard	—	—	14,009	—	39
Doubtful	—	—	—	—	—
Loss	—	—	—	—	9

Ending Balance	$32,370	$45,363	$83,447	$17,307	$50,337

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of September 30, 2012
(Dollar amounts in thousands)	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer
Performing	$324,227	$76,282	$48,192	$7,949
Nonperforming	3,578	498	108	96

Total	$327,805	$76,780	$48,300	$8,045

As of December 31, 2011
(Dollar amounts in thousands)	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer
Performing	$310,263	$72,091	$46,907	$9,162
Nonperforming	2,460	402	132	93

Total	$312,723	$72,493	$47,039	$9,255

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

Non-performing loans, which include non-accrual loans and TDRs, were $15.6 million and $13.4 million at September 30, 2012 and December 31, 2011. The TDRs amounted to $8.6 million and $7.8 million at September 30, 2012 and December 31, 2011, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of September 30, 2012 and December 31, 2011.

(Dollar amounts in thousands)							Recorded
As of September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Investment > 90 Days and Accruing
Residential real estate
Single family	$222	$422	$3,578	$4,222	$323,583	$327,805	$—
Construction	—	—	—	—	46,109	46,109	—
Multi-family	—	—	—	—	32,888	32,888	—
Commercial Real Estate
Commercial	188	796	3,076	4,060	74,914	78,974	—
Construction	—	—	—	—	18,410	18,410	—
Consumer
Consumer - home equity	43	—	207	250	76,530	76,780	—
Consumer - dealer auto and RV	601	126	108	835	47,465	48,300	—
Consumer - other	16	17	96	129	7,916	8,045	—
Commercial	504	—	38	542	53,816	54,358	—

Total	$1,574	$1,361	$7,103	$10,038	$681,631	$691,669	$—

(Dollar amounts in thousands)							Recorded
As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Investment > 90 Days and Accruing
Residential real estate
Single family	$464	$2,933	$2,460	$5,857	$306,866	$312,723	$—
Construction	—	—	—	—	45,363	45,363	—
Multi-family	—	—	—	—	32,370	32,370	—
Commercial Real Estate
Commercial	48	1,507	2,629	4,184	79,263	83,447	—
Construction	—	—	—	—	17,307	17,307	—
Consumer
Consumer - home equity	143	9	249	401	72,092	72,493	—
Consumer - dealer auto and RV	698	101	132	931	46,108	47,039	—
Consumer - other	98	23	93	214	9,041	9,255	—
Commercial	59	—	54	113	50,224	50,337	—

Total	$1,510	$4,573	$5,617	$11,700	$658,634	$670,334	$—

Impaired Loans

Management considers commercial loans, commercial real estate loans and multi-family real estate loans which are 90 days or more past due to be impaired. Larger commercial loans, commercial real estate loans and multi-family real estate loans which are 60 days or more past due, including any troubled debt restructuring, are selected for impairment testing in accordance with GAAP. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses. The Company collectively reviews all single family residential real estate and consumer loans for impairment.

The following tables summarize impaired loans:

Impaired Loans

As of September 30, 2012 and December 31, 2011

(Dollar amounts in thousands)	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,413	$5,520	$—	$5,568	$5,675	$—
Commercial business loans	—	—	—	39	39	—
Residential loans	1,361	1,361	—	1,364	1,364	—
Residential construction loans	944	944	—	—	—	—
Consumer Loans:
Home Equity	139	139	—	—	—	—

With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$8,100	$8,264	$1,169	$8,454	$8,454	$1,489
Consumer Loans:
Home Equity	152	152	48	153	153	50
Commercial business loans	38	38	3	25	25	10

Total:

Commercial Real Estate	$13,513	$13,784	$1,169	$14,023	$14,129	$1,489
Consumer	291	291	48	153	153	50
Residential	1,361	1,361	—	1,364	1,364	—
Residential construction loans	944	944	—	—	—	—
Commercial	38	38	3	63	63	10

(Dollar amounts in thousands)	Three months ended September 30, 2012		Three months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,451	$58	$1,056	$18
Commercial business loans	—	—	163	10
Residential loans	1,361	2	—	—
Residential construction loans	102	10	—	—
Consumer Loans:
Home Equity	91	10	—	—

With an allowance recorded:
Residential Real Estate
Construction	$—	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate	8,248	105	5,678	408
Consumer Loans:
Home Equity	152	1	154	7
Commercial business loans	37	2	25	3

Total:
Commercial Real Estate	$13,699	$163	$6,734	$426
Consumer	243	11	154	7
Residential	1,361	2	—	—
Residential construction loans	102	10	—	—
Commercial	37	2	188	13

(Dollar amounts in thousands)	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,488	$170	$1,138	$18
Commercial business loans	—	—	77	10
Residential loans	1,362	7	—	—
Residential construction loans	421	32	—	—
Consumer Loans:
Home Equity	43	10	—	—

With an allowance recorded:
Residential Real Estate
Construction	$—	$—	$1,432	$—
Commercial Real Estate:
Commercial Real Estate	8,353	319	7,363	408
Consumer Loans:
Home Equity	153	6	155	7
Commercial business loans	41	2	151	3

Total:
Commercial Real Estate	$13,841	$489	$8,501	$426
Consumer	196	16	155	7
Residential	1,362	7	—	—
Residential construction loans	421	32	1,432	—
Commercial	41	2	228	13

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of September 30, 2012 and December 31, 2011. The balances are presented by class of loans:

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Commercial	$38	$54
Commercial Real Estate	11,338	10,237
Consumer
Consumer - Home Equity	359	402
Consumer - Dealer auto and RV	108	132
Consumer - Other	96	93
Residential	3,578	2,460

Total	$15,517	$13,378

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

The following table includes the recorded investment and number of modifications for modified loans, for the three and nine months ended September 2012 and 2011. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)	For the three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
			Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Consumer
Home Equity	6	$139	$139	$—	$—	$139

Total Troubled Debt Restructurings	6	$139	$139	$—	$—	$139

(Dollar amounts in thousands)	For the three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
			Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Consumer
Home Equity	—	$—	$—	$—	$—	$—

Total Troubled Debt Restructurings	—	$—	$—	$—	$—	$—

(Dollar amounts in thousands)	For the nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
			Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction loans	3	$947	$947	$—	$—	$947
Commercial Real Estate	1	100	—	—	100	100
Consumer
Home Equity	6	139	139	—	—	139

Total Troubled Debt Restructurings	10	$1,186	$1,086	$—	$100	$1,186

(Dollar amounts in thousands)	For the nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
			Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction loans	—	$—	$—	$—	$—	$—
Commercial Real Estate	3	7,372	—	7,305	125	7,430
Consumer
Home Equity	—	—	—	—	—	—

Total Troubled Debt Restructurings	3	$7,372	$—	$7,305	$125	$7,430

The Company did not have any TDR’s that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2012		December 31, 2011
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$107,810	9.0%	$95,691	8.3%
NOW account deposits	246,887	20.7%	208,975	18.1%
Money Market deposits	44,807	3.8%	34,484	3.0%
Passbook account deposits	173,009	14.5%	153,644	13.3%
Time deposits	620,870	52.0%	663,616	57.3%

	$1,193,383	100.0%	$1,156,410	100.0%

Time deposits mature as follows:

Within one year	$362,053	58.3%	$387,857	58.5%
After one year through two years	117,667	19.0%	118,470	17.9%
After two years through three years	78,248	12.6%	81,282	12.2%
After three years through four years	38,665	6.2%	33,395	5.0%
After four years through five years	19,321	3.1%	37,235	5.6%
Thereafter	4,916	0.8%	5,377	0.8%

	$620,870	100.0%	$663,616	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2012		December 31, 2011
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	3.07%	$70,759	2.80%	$30,684
Due beyond 12 months but within 2 years	3.16%	88,317	3.62%	72,647
Due beyond 2 years but within 3 years	2.96%	19,288	2.88%	71,392
Due beyond 3 years but within 4 years	2.25%	7,462	3.36%	14,613
Due beyond 4 years but within 5 years	1.16%	7,853	2.15%	8,019
Due beyond 5 years	3.61%	10,000	3.61%	10,000

		$203,679		$207,355

Repurchase agreements:
Due within 12 months	2.98%	$148,000	3.12%	$93,000
Due beyond 12 months but within 2 years	3.28%	60,000	3.30%	130,000
Due beyond 2 years but within 3 years	4.12%	10,000	3.07%	40,000
Due beyond 3 years but within 4 years	—	—	4.12%	10,000
Due beyond 4 years but within 5 years	4.28%	25,000	—	—
Due beyond 5 years	4.49%	45,000	4.42%	70,000

		$288,000		$343,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	1,000	4.68%	1,000
Due beyond 3 years but within 4 years	4.68%	500	4.68%	1,000
Due beyond 4 years but within 5 years	—	—	4.68%	250

		$3,500		$4,250

Corporate borrowings
Due within 12 months	6.30%	$1,400	6.30%	$1,400
Due beyond 12 months but within 2 years	6.30%	1,400	6.30%	1,400
Due beyond 2 years but within 3 years	—	—	6.30%	1,400

		$2,800		$4,200

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$352	3.75%	$1,762

Junior subordinated notes
Due beyond 5 years	2.54%	$46,393	2.56%	$46,393

Included in the $203.7 million of FHLB advances at September 30, 2012 are $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $288.0 million of Repurchase Agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $288.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

The Company enters into sales of securities under agreements to repurchase. Such REPOs are treated as borrowed funds. The dollar amount of the securities underlying the agreements remains in their respective asset accounts.

REPOs are collateralized by various securities that are either held in safekeeping at the FHLB or delivered to the dealer who arranged the transaction and the Company maintains control of these securities.

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of September 30, 2012 was $342.4 million with an amortized cost of $317.3 million. The market value of the securities as of December 31, 2011 was $402.1 million with an amortized cost of $375.0 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company had REPOs with Citigroup of $135.0 million and $145.0 million, respectively, Barclays Capital of $40.0 million and $70.0 million, respectively, Credit Suisse of $83.0 million and $93.0 million, respectively, PNC Bank of $0 and $5.0 million, respectively, and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of September 30, 2012, the REPOs with Citigroup had $17.1 million at risk (where the market value of the securities exceeded the borrowing), with a weighted average maturity of 18 months, Barclays Capital had $4.6 million at risk with a weighted average maturity of 45 months, Credit Suisse had $14.9 million at risk with a weighted average maturity of 25 months and Morgan Stanley had $2.2 million at risk with a weighted average maturity of 16 months.

Borrowings under REPOs averaged $294.7 million and $315.8 million, respectively, during the three and nine month periods ended September 30, 2012. The maximum amount outstanding at any month-end was $308.0 million and $343.0 million, respectively, during the three and nine months ended September 30, 2012.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The dividend rate, on the preferred securities resets quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust II. Dividends on the preferred securities are cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The dividend rate on the preferred securities resets quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. No unamortized deferred debt issuance costs remain on this issuance.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The dividend rate on the preferred securities was fixed at a rate of 6.03% for six years and now are variable at three month LIBOR plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net income	$3,934	$3,964
Weighted-average common shares outstanding	14,362	14,490

Basic earnings per share	$0.27	$0.27

Weighted-average common shares outstanding	14,362	14,490
Common stock equivalents due to effect of stock options	128	100

Total weighted-average common shares and equivalents	14,490	14,590

Diluted earnings per share	$0.27	$0.27

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income	$11,400	$11,909
Weighted-average common shares outstanding	14,329	14,456

Basic earnings per share	$0.80	$0.82

Weighted-average common shares outstanding	14,329	14,456
Common stock equivalents due to effect of stock options	129	111

Total weighted-average common shares and equivalents	14,458	14,567

Diluted earnings per share	$0.79	$0.82

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 329,656 and 393,959 at September 30, 2012 and September 30, 2011, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

At September 30, 2012 all outstanding options to purchase shares were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares.

Options to purchases 84,816 shares at $12.80 per diluted share expiring November 2013, 92,892 shares at $12.08 per diluted share expiring November 2014 and 150,996 shares at $12.42 per diluted share expiring November 2015 were outstanding as of June 30, 2011 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated other comprehensive income:

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Net unrealized gain on securities available for sale	$34,044	$25,101
Accumulated loss on effective cash flow hedging derivatives	(4,010)	(3,596)
Net unrecognized pension cost	(499)	(601)

Total	$29,535	$20,904

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2012, the participants in the plan had credited service under the SERP ranging from 21 to 33 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2012 and 2011:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Components of net periodic pension cost
Service cost	$20	$16	$60	$48
Interest cost	31	31	93	93
Amortization of unrecognized gains and losses	20	14	60	42
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$81	$71	$243	$213

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Components of net periodic pension cost
Service cost	$1	$1	$3	$3
Interest cost	9	10	27	30
Amortization of prior service cost	21	22	67	66

Net periodic pension cost	$31	$33	$97	$99

9.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities are primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 55 to 90 basis points. Liquidity risk adjustments ranged from 20 to 65 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $17.6 million or 49.5% of the $35.6 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,837	$35,822	$37,659
Municipal securities	—	192,636	—	192,636
Equity securities	1,935	—	—	1,935
Corporate bonds	—	212,083	—	212,083
Mortgage backed securities
U.S. sponsored entities	—	685,334	—	685,334
Private label	—	6,968	—	6,968

Subtotal mortgage-backed securities	—	692,302	—	692,302

Total securities available for sale	$1,935	$1,098,858	$35,822	$1,136,615

Other Assets
Interest rate caps	$—	$102	$—	$102

Total other assets	$—	$102	$—	$102

Liabilities
Other Liabilities
Interest rate swaps	$—	$6,075	$—	$6,075

Total other liabilities	$—	$6,075	$—	$6,075

As of December 31, 2011
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,755	$35,789	$37,544
Municipal securities	—	184,485	—	184,485
Equity securities	2,103	—	—	2,103
Corporate bonds	—	164,779	—	164,779
Mortgage backed securities
U.S. sponsored entities	—	732,302	—	732,302
Private label	—	8,903	—	8,903

Subtotal mortgage-backed securities	—	741,205	—	741,205

Total securities available for sale	$2,103	$1,092,224	$35,789	$1,130,116

Other Assets
Interest rate caps	$—	$532	$—	$532

Total other assets	$—	$532	$—	$532

Liabilities:
Other Liabilities
Interest rate swaps	$—	$5,532	$—	$5,532

Total other liabilities	$—	$5,532	$—	$5,532

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2012 and 2011.

Fair value measurements using significant unobservable inputs (Level III):

	Securities available for sale Three Months Ended September 30,		Securities available for sale Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$35,604	$37,681	$35,789	$37,361
Total net realized/unrealized gains (losses) Included in earnings:
Interest income on securities	4	3	11	10
Net realized loss on securities available for sale	—	(78)	(5)	(78)
Included in other comprehensive income	214	(1,601)	27	(788)
Transfers in and/or out of Level III	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	(500)

Ending balance	$35,822	$36,005	$35,822	$36,005

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three and nine month periods ended September 30, 2012 and 2011 for Level III assets and liabilities that are still held at September 30, 2012 and 2011.

	Securities available for sale Three Months Ended September 30,		Securities available for sale Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income on securities	$4	$3	$11	$10
Net realized loss on securities available for sale	—	(78)	(5)	(78)

Total	$4	$(75)	$6	$(68)

For Level III assets measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at September 30, 2012	Fair Value at December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Trust Preferred Securities	$35,822	$35,789	Discounted Cash Flow	Credit Spreads	40-85 basis points
				Liquidity Risk Adjustments	15-65 basis points
				Default Rates	.5% - 1%
Impaired Loans	14,927	14,054	Discounted Cash Flow	N/A	N/A
			Appraisal of collateral (1)	N/A	N/A
Real estate acquired through foreclosure	2,803	3,883	Appraisal of collateral (1)	N/A	N/A
Servicing assets	8	16	Discounted Cash Flow	N/A	N/A

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the nine month period ended September 30, 2012 and 2011, the Company incurred write-downs on its REO properties during the three months ended September 30, 2012 and 2011 of $7,000 and $746,000, respectively, and during the nine month period ended September 30, 2012 and 2011 of $368,000 and $827,000, respectively. There were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2012 and December 31, 2011 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of September 30, 2012:

September 30, 2012
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$18,726	$18,726	$—	$—	$18,726
Securities	1,136,615	1,935	1,098,858	35,822	1,136,615
Securities Receivable	2,380	2,380	—	—	2,380
Loans receivable and held for sale	671,936	—	—	710,070	710,070
Accrued Interest Receivable	8,281	8,281	—	—	8,281
FHLB Stock	17,348	17,348	—	—	17,348
Bank owned life insurance	29,864	29,864	—	—	29,864
Interest rate cap contracts	102	—	102	—	102

Financial Liabilities:
Deposits	1,193,383	572,513	—	631,303	1,203,816
Borrowed funds	498,331	—	262,155	265,235	527,390
Junior subordinated notes	46,393	—	24,073	—	24,073
Advance payments by borrowers for taxes and insurance	1,331	1,331	—	—	1,331
Accrued interest payable	3,896	3,896	—	—	3,896
Interest rate swap contracts	6,075	—	6,075	—	6,075

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2011:

	December 31, 2011
(Dollar amounts in thousands)	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$38,848	$38,848
Securities	1,130,116	1,130,116
Securities receivable	1,148	1,148
Loans receivable and held for sale	648,921	679,819
Accrued interest receivable	9,227	9,227
FHLB stock	21,256	21,256
Bank owned life insurance	30,802	30,802
Interest rate cap contracts	532	532

Financial liabilities:
Deposits	1,156,410	1,168,438
Borrowed funds	560,567	594,080
Junior subordinated notes	46,393	20,361
Advance payment by borrowers for taxes and insurance	2,519	2,519
Accrued interest payable	1,676	1,676
Interest rate swap contracts	5,531	5,531

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB's most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2011, which is available at the SEC's website, www.sec.gov, or at ESB's website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 25 branches.

During the three months ended September 30, 2012, the Company reported net income of $3.9 million, a decrease of approximately $30,000, or 0.8%, over the same period last year. The Company had a decrease in interest income of approximately $1.9 million over the same quarter last year, offset partially by a decrease in interest expense of $1.6 million during the same period. The result was a decrease of $319,000 in net interest income. The Company recorded an increase of $439,000 in noninterest income when compared to the same quarter last year, offset by an increase in noninterest expense of $545,000.

During the nine months ended September 30, 2012, the Company reported net income of $11.4 million, a decrease of approximately $509,000, or 4.3%, over the same period last year. The Company had a decrease in interest income of $4.6 million and interest expense of approximately $4.2 million resulting in a decrease in net interest income of $350,000 over the same period in the prior year. Additionally, the Company had an increase of $1.6 million in noninterest expense, partially offset by an increase in noninterest income of $533,000.

The Company is continuing efforts to improve the net interest margin by employing strategies to decrease the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy, the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Recently, as part of its ongoing interest rate risk strategy, the Company continues to purchase stand-alone interest rate caps as part of our macro strategy. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin.

During the nine months ended September 30, 2012, the Company had approximately $75.7 million of maturing wholesale borrowings at a weighted average rate of 3.40% and an original call/maturity of 3.7 years. The borrowings that matured were replaced with the deposit growth of approximately $37.0 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.9 million for the three months ended September 30, 2012 as compared to $4.0 million for the same period in the prior year. The $30,000, or 0.8%, decrease in net income for the quarter ended September 30, 2012 as compared to the same period in the prior year was primarily the result of a decrease in net interest income of $319,000 and increases in provision for loan losses and noninterest expense of $50,000 and $545,000, respectively, partially offset by an increase in noninterest income of $439,000 as well as decreases in provision for income taxes and income attributable to the non-controlling interest of $217,000 and $228,000, respectively.

The Company recorded net income of $11.4 million for the nine months ended September 30, 2012 as compared to $11.9 million for the same period in the prior year. The $509,000, or 4.3%, decrease in net income for the nine months ended September 30, 2012 as compared to the same period in the prior year was primarily the result of a decrease in net interest income of $350,000 and increases in provision for loan losses and noninterest expense of $50,000 and $1.6 million, respectively, partially offset by an increase in noninterest income of $533,000 as well as decreases in provision for income taxes and income attributable to the non-controlling interest of $629,000 and $282,000, respectively.

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

Net interest income decreased $ 319,000, or 2.9%, to $10.8 million for the three months ended September 30, 2012, compared to $11.1 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $1.9 million, partially offset by a decrease in interest expense of $1.6 million.

Net interest income decreased $ 350,000, or 1.1%, to $32.8 million for the nine months ended September 30, 2012, compared to $33.1 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $4.6 million, partially offset by a decrease in interest expense of $4.2 million.

Interest income. Interest income decreased $1.9 million, or 9.5%, for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $412,000 and $1.5 million, respectively.

Interest earned on loans receivable decreased $412,000, or 4.7%, for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 44 basis points to 5.03% for the three months ended September 30, 2012, compared to 5.47% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $27.1 million, or 4.2%, to $675.5 million for the three months ended September 30, 2012, compared to $648.4 million for the same period in the prior year.

Interest earned on securities decreased $1.5 million, or 13.2%, for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease was primarily the result of a 58 basis point decrease in the tax equivalent yield on securities to 3.80% for the three months ended September 30, 2012 from 4.38% for the three months ended September 30, 2011, partially offset by an increase in the average balance of the securities portfolio of $11.0 million, or 1.0%, to $1.1 billion at September 30, 2012.

Interest income decreased $4.6 million, or 7.6%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $1.1 million and $3.5 million, respectively.

Interest earned on loans receivable decreased $1.1 million, or 4.4%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 40 basis points to 5.09% for the nine months ended September 30, 2012, compared to 5.49% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $22.9 million, or 3.5%, to $668.6 million for the nine months ended September 30, 2012, compared to $645.8 million for the same period in the prior year.

Interest earned on securities decreased $3.5 million, or 10.3%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease was primarily the result of a 47 basis point decrease in the tax equivalent yield on securities to 4.00% for the nine months ended September 30, 2012 from 4.47% for the nine months ended September 30, 2011, partially offset by an increase in the average balance of the securities portfolio of $13.4 million, or 1.2%, to $1.1 billion at September 30, 2012.

Interest expense. Interest expense decreased $1.6 million, or 17.8%, for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $706,000 and $855,000, respectively.

Interest incurred on deposits decreased $706,000, or 24.1%, for the three months September 30, 2012, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 31 basis points to 0.81% from 1.12% for the quarters ended September 30, 2012 and 2011, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $62.0 million, or 6.0% to $1.1 billion for the three months ended September 30, 2012, compared to $1.0 billion for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $855,000, or 16.5%, for the three months ended September 30, 2012 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $100.9 million, or 16.7%, partially offset by an increase in the cost of these funds to 3.43% for the quarter ended September 30, 2012 as compared to 3.41%, for the quarter ended September 30, 2011.

Interest expense decreased $4.2 million, or 15.7%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $2.0 million and $2.2 million, respectively.

Interest incurred on deposits decreased $2.0 million, or 22.0%, for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 36 basis points to 0.88% from 1.24% for the periods ended September 30, 2012 and 2011, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $99.6 million, or 10.0% to $1.1 billion for the nine months ended September 30, 2012, compared to $993.0 million for the same period in the prior year. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.2 million, or 14.0%, for the nine months ended September 30, 2012 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $97.9 million, or 15.7%, partially offset by an increase in the cost of these funds to 3.45% for the nine months ended September 30, 2012 as compared to 3.38%, for the nine months ended September 30, 2011.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2012, the interest incurred on these borrowings increased by $6,000, or 1.0%, due to an increase in the cost of these funds to 5.29% from 5.23% for the same period in the prior year. During the nine months ended September 30, 2012, the interest incurred on these borrowings increased by $23,000, or 1.3%, due to an increase in the cost of these funds to 5.30% from 5.24% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2012				2011
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$696,108	$6,032	3.47%		$790,130	$8,018	4.06%
Taxable corporate bonds available for sale	251,833	1,914	3.00%		151,088	1,418	3.72%
Tax-exempt securities available for sale	148,275	1,654	6.76	% (1)	144,041	1,619	6.81	% (1)

	1,096,216	9,600	3.80	% (1)	1,085,259	11,055	4.38	% (1)

Mortgage loans	488,729	6,118	5.01%		469,275	6,410	5.46%
Other loans	150,400	1,888	4.99%		151,009	2,062	5.42%
Tax-exempt loans	36,350	328	5.45	% (1)	28,067	274	5.87	% (1)

	675,479	8,334	5.03	% (1)	648,351	8,746	5.47	% (1)

Cash equivalents	19,183	5	0.10%		57,024	16	0.11%
FHLB stock	17,654	4	0.11%		22,571	—	—

	36,837	9	0.11%		79,595	16	0.08%

Total interest-earning assets	1,808,532	17,943	4.19	% (1)	1,813,205	19,817	4.58	% (1)
Other noninterest-earning assets	165,319	—	—		169,763	—	—

Total assets	$1,973,851	$17,943	3.84	% (1)	$1,982,968	$19,817	4.19	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$460,833	$89	0.08%		$387,055	$269	0.28%
Time deposits	635,022	2,136	1.34%		646,754	2,662	1.63%

	1,095,855	2,225	0.81%		1,033,809	2,931	1.12%

FHLB advances	195,059	1,568	3.20%		233,534	1,870	3.18%
Repurchase Agreements	299,667	2,660	3.53%		354,667	3,146	3.52%
Other borrowings	7,250	97	5.27%		14,707	164	4.42%

	501,976	4,325	3.43%		602,908	5,180	3.41%

Junior subordinated notes- fixed	36,083	528	5.81%		36,083	526	5.78%
Junior subordinated notes- adjustable	10,310	90	3.47%		10,310	86	3.31%

	46,393	618	5.29%		46,393	612	5.23%

Total interest-bearing liabilities	1,644,224	7,168	1.73%		1,683,110	8,723	2.06%
Noninterest-bearing demand deposits	109,823	—	—		92,777	—	—
Other noninterest-bearing liabilities	26,750	—	—		22,579	—	—

Total liabilities	1,780,797	7,168	1.60%		1,798,466	8,723	1.92%
Stockholders’ equity	193,054	—	—		184,502	—	—

Total liabilities and equity	$1,973,851	$7,168	1.44%		$1,982,968	$8,723	1.75%

Net interest income		$10,775				$11,094

Interest rate spread (difference between			2.46	% (1)			2.52	% (1)

weighted average rate on interest-earning assets and interest-bearing liabilities)
Net interest margin (net interest			2.61	% (1)			2.67	% (1)

income as a percentage of average interest-earning assets)

(Dollar amounts in thousands)	Nine months ended September 30,
	2012				2011
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities available for sale	$714,365	$19,523	3.64%		$787,275	$24,599	4.17%
Taxable corporate bonds available for sale	232,639	5,823	3.31%		152,101	4,423	3.89%
Tax-exempt securities available for sale	147,101	4,966	6.82	% (1)	141,330	4,767	6.81	% (1)

	1,094,105	30,312	4.00	% (1)	1,080,706	33,789	4.47	% (1)

Mortgage loans	484,252	18,460	5.08%		469,024	19,260	5.48%
Other loans	148,879	5,601	5.03%		150,854	6,151	5.45%
Tax-exempt loans	35,513	956	5.45	% (1)	25,883	750	5.87	% (1)

	668,644	25,017	5.09	% (1)	645,761	26,161	5.49	% (1)

Cash equivalents	35,501	54	0.20%		34,520	21	0.08%
FHLB stock	19,243	20	0.14%		23,924	—	—

	54,744	74	0.18%		58,444	21	0.05%

Total interest-earning assets	1,817,493	55,403	4.28	% (1)	1,784,911	59,971	4.69	% (1)
Other noninterest-earning assets	165,526	—	—		163,210	—	—

					—
Total assets	$1,983,019	$55,403	3.93	% (1)	$1,948,121	$59,971	4.30	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$440,171	$415	0.13%		$348,710	$866	0.33%
Time deposits	652,638	6,798	1.39%		644,527	8,381	1.74%

	1,092,809	7,213	0.88%		993,237	9,247	1.24%

FHLB advances	197,772	4,785	3.23%		245,017	5,760	3.14%
Repurchase Agreements	318,833	8,455	3.54%		360,778	9,399	3.48%
Other borrowings	8,722	328	5.01%		17,402	616	4.73%

	525,327	13,568	3.45%		623,197	15,775	3.38%

Junior subordinated notes-fixed	36,083	1,568	5.80%		36,083	1,561	5.78%
Junior subordinated notes-adjustable	10,310	273	3.54%		10,310	257	3.33%

	46,393	1,841	5.30%		46,393	1,818	5.24%

Total interest-bearing liabilities	1,664,529	22,622	1.82%		1,662,827	26,840	2.16%
Noninterest-bearing demand deposits	104,634	—	—		89,253	—	—
Other noninterest-bearing liabilities	25,147	—	—		19,446	—	—

Total liabilities	1,794,310	22,622	1.68%		1,771,526	26,840	2.03%
Stockholders’ equity	188,709	—	—		176,595	—	—

Total liabilities and equity	$1,983,019	$22,622	1.52%		$1,948,121	$26,840	1.84%

Net interest income		$32,781				$33,131

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.46	% (1)			2.53	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.62	% (1)			2.68	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and nine month periods ended September 30, 2012 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, September 30, 2012 versus 2011 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$111	$(1,566)	$(1,455)
Loans	356	(768)	(412)
Cash equivalents	(10)	(1)	(11)
FHLB stock	—	4	4

Total interest-earning assets	457	(2,331)	(1,874)

Interest expense:
Deposits	167	(873)	(706)
FHLB advances	(309)	7	(302)
Repurchase agreements	(488)	2	(486)
Other borrowings	(95)	28	(67)
Junior subordinated notes	—	6	6

Total interest-bearing liabilities	(725)	(830)	(1,555)

Net interest income	$1,182	$(1,501)	$(319)

(Dollar amounts in thousands)	Nine months ended September 30, 2012 versus 2011 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$414	$(3,891)	$(3,477)
Loans	905	(2,049)	(1,144)
Cash equivalents	1	32	33
FHLB stock	—	20	20

Total interest-earning assets	1,320	(5,888)	(4,568)

Interest expense:
Deposits	858	(2,892)	(2,034)
FHLB advances	(1,139)	164	(975)
Repurchase agreements	(1,110)	166	(944)
Other borrowings	(324)	36	(288)
Junior subordinated notes	—	23	23

Total interest-bearing liabilities	(1,715)	(2,503)	(4,218)

Net interest income	$3,035	$(3,385)	$(350)

Provision for loan losses. The provision for loan losses increased $50,000 to $350,000 for the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011 and increased $50,000 to $850,000 for the nine months ended September 30, 2012 when compared to the same period ended September 30, 2011. These provisions were part of the normal operations of the Company for the periods ending September 30, 2012. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2012 amounted to $6.6 million, or 0.95% of the Company’s total loan portfolio, as compared to $6.5 million, or 0.98%, at December 31, 2011. The Company’s allowance for losses on loans as a percentage of non-performing loans was 41.86% and 48.94% at September 30, 2012 and December 31, 2011, respectively.

Non-interest income. Non-interest income increased $439,000, or 36.6%, for the three months ended September 30, 2012 compared to the same period in the prior year. The increase in non-interest income was primarily due to decreases in the net realized loss on derivatives of $851,000 and net impairment losses on securities of $83,000, as well as an increase in other income of $41,000. These increases in non-interest income were partially offset by decreases to fees and service charges, cash surrender value of bank owned life insurance, net realized gain on securities available for sale and income from real estate joint ventures of $59,000, $39,000, $209,000 and $229,000, respectively.

Non-interest income increased $533,000, or 12.2%, for the nine months ended September 30, 2012 compared to the same period in the prior year. The increase in non-interest income was primarily due to decreases in the net realized loss on derivatives of $1.3 million and net impairment losses on securities of $52,000, as well as an increase in other income of $78,000. These increases in non-interest income were partially offset by decreases to fees and service charges, cash surrender value of bank owned life insurance, net realized gain on securities available for sale and income from real estate joint ventures of $88,000, $76,000, $473,000 and $272,000, respectively.

Net realized gain on securities available for sale decreased $209,000 and $473,000 for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2012, the Company had $500,000 in equity sales from the portfolio in the first quarter, no sales in second quarter, and $120,000 of equity sales in the third quarter, resulting in a gain of $197,000 for the quarter and $464,000 for the nine month period. During the nine months ended September 30, 2011, the Company had $25.3 million in sales from the portfolio, consisting of sales of fixed-rate mortgage backed securities of $24.5 million, adjustable-rate mortgage back securities of $648,000 and common stock of $204,000 resulting in a gain of $937,000.

The Company had losses on derivatives during the quarter ended September 30, 2012 of $138,000 compared to losses in the same period in 2011 of $989,000, resulting in an increase between the periods of $851,000. The Company had losses on derivatives during the nine months ended September 30, 2012 of $538,000 compared to losses in the same period in 2011 of $1.9 million, resulting in an increase between the periods of $1.3 million. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $229,000 and $272,000 for the three and nine months ended September 30, 2012 when compared to the same periods in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $545,000, or 8.1%, to $7.2 million for the three months ended September 30, 2012 as compared to $6.7 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing, advertising and other expenses of $228,000, $13,000, $53,000, $31,000, $18,000 and $223,000, respectively, partially offset by a decrease in amortization of intangible assets of $21,000.

Non-interest expense increased $1.6 million, or 7.4%, to $22.5 million for the nine months ended September 30, 2012 as compared to $20.9 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment, federal deposit insurance premiums, data processing, advertising and other expenses of $794,000, $90,000, $29,000, $64,000, $65,000 and $572,000, respectively, partially offset by a decrease in amortization of intangible assets of $61,000.

Compensation and employee benefits increased $228,000 and $794,000 for the three and nine months ended September 30, 2012, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options, the management recognition plan (MRP), the restricted stock grants and group life and hospital insurance expense.

Other expenses increased $223,000 and $572,000 for the three and nine months ended September 30, 2012 as compared to the same period in the prior year. The increases were primarily due to increased costs related to the Company’s REO properties.

Provision for income taxes. The provision for income taxes decreased $217,000, or 21.5%, to $793,000 for the three months ended September 30, 2012, compared to $1.0 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 16.8% for the quarter ended September 30, 2012 as compared to 20.3% for the same period in the prior year.

The provision for income taxes decreased $629,000, or 20.5%, to $2.4 million for the nine months ended September 30, 2012, compared to $3.1 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 17.6% for the nine months ended September 30, 2012 as compared to 20.5% for the same period in the prior year.

Net Income Attributable to the noncontrolling interest. Noncontrolling interest decreased $228,000, or 72.4%, to income of $87,000 for the three months ended September 30, 2012 compared to income of $315,000 for the three months ended September 30, 2011 and decreased $282,000, or 34.7%, to income of $531,000 for the nine months ended September 30, 2012 $813,000 for the nine months ended September 30, 2011. This represents the portion of the Company’s profits on the consolidated joint ventures earned by the partners.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $539,000, or 0.03%, to $1.96 billion at September 30, 2012. This decrease resulted primarily from decreases to cash and cash equivalents, accrued interest receivable, FHLB stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment, intangible assets, bank owned life insurance and prepaid expenses and other assets of $20.1 million, or 51.8%, $946,000, or 10.3%, $3.9 million, or 18.4%, $349,000, or 2.3%, $1.1 million, or 27.8%, $2.7 million, or 17.9%, $197,000, or 35.6%, $938,000, or 3.1% and $1.0 million, or 12.5%. These decreases were partially offset by increases in securities available for sale, loans receivable and securities receivable of $6.5 million, or 0.6%, $23.0 million, or 3.6% and $1.2 million, or 107.3%. Total non-performing assets increased to $18.6 million at September 30, 2012 compared to $17.3 million at December 31, 2011 and non-performing assets to total assets were 0.95% at September 30, 2012 compared to 0.88% at December 31, 2011. The Company’s total liabilities decreased $17.6 million, or 1.0%, to $1.8 billion at September 30, 2012. This decrease resulted primarily from decreases in borrowed funds, advance payments by borrowers for taxes and insurance and accounts payable for land development of $62.2 million, or 10.3%, $1.2 million, or 47.2%, and $516,000, or 19.6%, respectively, partially offset by an increase in deposits and accrued expenses and other liabilities of $37.0 million, or 3.2% and $9.3 million, or 54.3%, respectively. Stockholders’ equity increased $17.1 million, or 9.5%, to $196.2 million at September 30, 2012 from $179.1 million at December 31, 2011. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $6.8 million and $8.6 million, respectively. Average stockholders’ equity to average assets was 9.52%, and book value per share was $13.45 at September 30, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $20.1 million, or 51.8%, to $18.7 million at September 30, 2012 from $38.8 million at December 31, 2011. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio increased by $6.5 million, or 0.6%, to $1.1 billion at September 30, 2012. During the nine months ended September 30, 2012, the Company recorded purchases of available for sale securities of $196.0 million, consisting of purchases of fixed-rate mortgage backed securities of $93.7 million, adjustable-rate mortgage backed securities of $13.4 million, $10.9 million of municipal bonds, $77.9 million of corporate bonds and $127,000 of equity securities. In addition, the portfolio increased by $13.0 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of $1.1 million, consisting of sales of common stock resulting in a gain of $464,000. In addition, there were repayments and maturities of securities of $199.9 million, premium amortizations of $1.9 million and realized losses of $31,000.

The Company’s investment strategy for 2012 is to utilize the cash flows from the mortgage backed security and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to also purchase corporate or municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company at September 30, 2012 had $105.0 million of wholesale borrowings with embedded interest rate caps totaling $130.0 million to help insulate the net interest margin against a rapid rise in short term interest rates and $170.0 million, notional amount, of interest rate caps that are unhedged and marked to market quarterly through the income statement. In the first nine months of 2012, this resulted in approximately a $538,000 decrease in non-interest income due to decreases in the fair value of these interest rate caps.

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

As of September 30, 2012, the Company had securities with unrealized losses for greater than twelve months of $10.3 million, as more fully described in footnote 2 “Securities” to the Unaudited Consolidated Financial Statements. The $10.3 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, management believes it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $23.0 million, or 3.6%, to $671.9 million at September 30, 2012 from $648.9 million at December 31, 2011. Included in this increase in loans receivable were increases in mortgage loans, consumer loans and commercial loans of $13.0 million, or 2.6%, $4.3 million, or 3.4%, and $4.0 million, or 8.0%, respectively. Additionally, the portfolio was increased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $1.7 million, or 7.8%, during the nine months ended September 30, 2012.

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

Non-performing assets amounted to $18.6 million, or 0.95%, of total assets at September 30, 2012 compared to $17.3 million, or 0.88%, of total assets at December 31, 2011. The increase in non-performing assets of approximately $1.3 million was primarily the result of increases in the balances of non-performing loans and TDR’s of $1.5 million and $800,000, respectively, partially offset by a decrease to REO of approximately $1.0 million. The Company had an increase in its loans past due over 90 days and restructured approximately $159,000 of consumer loans in the quarter ended September 30, 2012.

FHLB Stock. FHLB stock decreased by $3.9 million, or 18.4%, to $17.3 million at September 30, 2012 compared to $21.3 million at December 31, 2011, due to redemption of the stock by the FHLB. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh. In 2008, the FHLB suspended both the payment of dividends and the repurchase of excess capital stock. During the fourth quarter of 2010, the FHLB partially lifted the suspension with a limited repurchase of excess stock. This repurchase restriction could result in the Bank’s investment in FHLB stock being greater than 5.0% of its outstanding notes payable to the FHLB.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.7 million, or 17.9%, to $12.5 million at September 30, 2012 from $15.3 million at December 31, 2011. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $197,000, or 35.6%, to $357,000 at September 30, 2012 from $554,000 at December 31, 2011. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $250,000, $170,000, $110,000 and $8,000 for the years 2012, 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of September 30, 2012 was $29.9 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $1.0 million, or 12.5%, to $7.1 million at September 30, 2012 from $8.1 million at December 31, 2011. This decrease is primarily due to a decrease in the prepaid FDIC assessment of $1.0 million as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $3.4 million at December 31, 2011 and has declined to $2.4 million at September 30, 2012.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 68.7%, of the Company’s total funding sources at September 30, 2012. Total deposits increased $37.0 million, or 3.2%, during the nine months ended September 30, 2012. Interest-bearing demand deposits increased $67.6 million and time deposits decreased $42.7 million, during the nine months ended September 30, 2012, while non-interest bearing deposits increased approximately $12.1 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $79.7 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 25 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $62.2 million, or 10.3%, to $544.7 million at September 30, 2012 from $607.0 million at December 31, 2011. FHLB advances decreased $3.7 million, or 1.8%, repurchase agreements decreased $55.0 million, or 16.0%, other borrowings decreased approximately $3.6 million, or 34.9%, while junior subordinated notes remained the same at $46.4 million during the nine months ended September 30, 2012. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $516,000, or 19.6%, to $2.1 million at September 30, 2012 from $2.6 million at December 31, 2011. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $9.3 million, or 54.3%, to $26.5 million at September 30, 2012 from $17.2 million at December 31, 2011. The increase was primarily due to increases in various accrued expenses including escrow accounts related to the mortgage and commercial loans and the deferred tax liability related to the fair value on the securities available for sale portfolio.

Stockholders’ equity. Stockholders’ equity increased $17.1 million, or 9.5%, to $196.2 million at September 30, 2012 from $179.1 million at December 31, 2011. The increase in stockholders’ equity was primarily the result of increases in retained earnings and accumulated other comprehensive income of $6.8 million and $8.6 million, respectively. Average stockholders’ equity to average assets was 9.52%, and book value per share was $13.45 at September 30, 2012 compared to 9.08% and $12.34, respectively, at December 31, 2011.

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

As of September 30, 2012, the implementation of these asset and liability initiatives resulted in the following: (i) $142.5 million or 20.6% of the Company’s mortgage-backed securities portfolio, $127.5 million or 60.1% of the Company’s corporate bond portfolio and $35.8 million or 95.1% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $192.0 million or 27.8% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $56.2 million or 16.0% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.1 years and (iv) the Company had $170.0 million in notional amount of interest rate caps and $105.0 million in structured borrowings with $130.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2012, the Company’s interest-earning assets maturing or repricing within one year totaled $733.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $759.4 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $26.4 million or a negative 1.4% of total assets. At September 30, 2012, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 96.5%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2012 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2012 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	2.87%	5.55%	(3.14%)	N/A
Return on average equity - increase (decrease)	5.83%	11.30%	(6.36%)	N/A
Diluted earnings per share - increase (decrease)	6.05%	11.60%	(6.61%)	N/A
EVE - decrease	(0.51%)	(6.57%)	(13.01%)	N/A

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

Net cash provided by operating activities totaled $20.9 million for the nine months ended September 30, 2012. Net cash provided by operating activities was primarily comprised of net income of $11.9 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $2.5 million and $5.0 million, respectively, as well as decreases in the prepaid FDIC assessment and prepaid expenses and other assets of $1.0 million and $1.7 million respectively, as well as slight variances in other operating activities. The decrease in prepaid expenses and other assets is primarily related to the change in the securities receivable.

Funds used in investing activities totaled $11.7 million during the nine months ended September 30, 2012. Primary uses of funds included $196.0 million for purchases of securities available for sale and $164.0 million for loan originations and purchases. These uses were partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $143.4 million and $200.0 million, respectively.

Funds used by financing activities totaled $29.4 million for the nine months ended September 30, 2012. The primary sources of funds were from an increase in deposits, proceeds from short-term borrowings and proceeds from long-term borrowings of $37.0 million, $9.3 million and $7.5 million, partially offset by uses of funds including repayments of long-term borrowings and payments of dividends of $79.0 million and $4.4 million, respectively.

At September 30, 2012, the total approved loan commitments outstanding amounted to $6.3 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $78.6 million and the unadvanced portion of construction loans approximated $15.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $361.9 million.

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

On September 18, 2012 the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2012, to shareholders of record at the close of business on September 28, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2012, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 8.5% and 14.7%, respectively.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. During the period ended September 30, 2012 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July l 1-31, 2012	2,538	$13.77	2,538	64,606
August 1-31, 2012	1,220	13.79	1,220	63,386
September 1-30, 2012	963	13.40	963	62,423

Totals	4,721	$13.70	4,721	62,423

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: November 9, 2012	By: /s/ Charlotte A. Zuschlag

Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 9, 2012	By: /s/ Charles P. Evanoski

Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer