Form 10-K
period 2012-12-31
ESB FINANCIAL CORP
filed 2013-03-15
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

As of June 30, 2012, the aggregate value of the 12,900,701 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,734,864 shares held by all directors and officers of the Registrant as a group, was approximately $170.3 million. This amount is based on the closing sales price of $13.20 per share of the Registrant’s Common Stock on June 30, 2012.

Number of shares of Common Stock outstanding as of March 1, 2013: 14,665,045

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2012 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 17, 2013 Annual Meeting of Stockholders	Part II

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

As of December 31, 2012, the Company had consolidated total assets of $1.9 billion, total deposits of $1.2 billion and stockholders’ equity of $194.8 million. For the year ended December 31, 2012, the Company realized consolidated net income and diluted net income per share of $14.9 million and $1.03, respectively.

The Bank is a Pennsylvania chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank, which conducts business through 23 offices in Allegheny, Beaver, Butler, and Lawrence counties, Pennsylvania. ESB operates two wholly-owned subsidiaries: (i) AMSCO, Inc., which engages in the management of certain real estate development partnerships on behalf of the Company and (ii) ESB Financial Services, Inc., a Delaware corporation which holds loans and other investments.

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

Market Area

The Company’s primary market area includes Allegheny, Beaver, Butler, and Lawrence counties in Western Pennsylvania. The Company’s business is conducted through its corporate office located in Ellwood City, Pennsylvania, and the Bank’s 23 offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most loans are secured by properties in Western Pennsylvania.

Lending Activities

General. As of December 31, 2012, the Company’s net loans receivable amounted to $672.1 million or 34.9% of the Company’s total assets. Loans secured by real estate amounted to $502.9 million or 72.7% of the total loan receivable portfolio. Consumer loans and commercial business loans amounted to $134.9 million or 19.5% and $54.4 million or 7.9%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2012		2011		2010		2009		2008
(Dollar amounts in thousands)	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%	Dollar Amount	%
Mortgage loans:
Residential Real Estate
Single family	$326,005	47.1%	$312,723	46.7%	$314,051	47.8%	$329,984	47.9%	$353,658	50.0%
Construction	46,418	6.7%	45,363	6.8%	48,687	7.4%	$45,749	6.7%	$45,861	6.5%
Multi-family	33,472	4.8%	32,370	4.8%	30,091	4.6%	37,664	5.5%	33,680	4.8%

Total residential real estate	405,895	58.6%	390,456	58.3%	392,829	59.8%	413,397	60.1%	433,199	61.3%
Commercial Real Estate
Commercial	81,077	11.7%	83,447	12.4%	82,347	12.5%	84,409	12.3%	76,633	10.8%
Construction	15,878	2.3%	17,307	2.6%	9,701	1.5%	5,360	0.8%	10,118	1.4%

Total commercial real estate	96,955	14.0%	100,754	15.0%	92,048	14.0%	89,769	13.1%	86,751	12.2%
Total mortgage loans	502,850	72.6%	491,210	73.3%	484,877	73.8%	503,166	73.2%	519,950	73.5%
Other loans:
Consumer loans
Home equity loans	80,418	11.6%	72,493	10.8%	71,645	10.9%	73,195	10.7%	71,271	10.1%
Dealer auto and RV loans	46,571	6.7%	47,039	7.0%	50,781	7.7%	56,876	8.3%	60,896	8.6%
Other loans	7,896	1.2%	9,255	1.4%	9,960	1.5%	10,421	1.5%	10,656	1.5%

Total consumer loans	134,885	19.5%	128,787	19.2%	132,386	20.1%	140,492	20.5%	142,823	20.2%
Commercial business loans	54,445	7.9%	50,337	7.5%	40,431	6.1%	43,377	6.3%	44,508	6.3%

Total other loans	189,330	27.4%	179,124	26.7%	172,817	26.2%	183,869	26.8%	187,331	26.5%

Total loans receivable	692,180	100.0%	670,334	100.0%	657,694	100.0%	687,035	100.0%	707,281	100.0%

Less:
Allowance for loan losses	6,709		6,537		6,547		6,027		6,006
Net deferred loan fees and discounts	(1,862)		(1,852)		(1,983)		(2,334)		(2,825)
Loans in process	15,247		16,728		12,243		11,955		12,785

Net loans receivable	$672,086		$648,921		$640,887		$671,387		$691,315

Loans Held for Sale
Residential – single family	$—		$—		$80		$201		$—

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2012. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

(Dollar amounts in thousands)	Due in one year or less	Due from one to five years	Due from five to ten years	Due after ten years	Total
Real estate loans	$39,875	$118,230	$102,262	$242,483	$502,850
Consumer loans	21,320	69,703	28,583	15,279	134,885
Commercial business loans	19,110	17,279	10,528	7,528	54,445

	$80,305	$205,212	$141,373	$265,290	$692,180

Fixed and adjustable rate loans represented $588.1 million or 85.0% and $104.1 million or 15.0%, respectively, of the Company’s total loan portfolio as of December 31, 2012.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2012:

(Dollar amounts in thousands)	Fixed rate	Adjustable rate
Real estate loans	$401,665	$61,310
Consumer loans	88,881	24,684
Commercial business loans	34,525	810

	$525,071	$86,804

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

As of December 31, 2012, $5.2 million or 0.77% of the Company’s total loan portfolio consisted of whole loans and participation interests in loans purchased from other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans for loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2012, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2012	2011	2010
Net loans receivable at beginning of period	$648,921	$640,887	$671,387
Originations:
Single-family residential real estate	101,700	69,219	84,173
Multi-familiy residential and commercial real estate	23,944	33,584	17,758
Construction	14,982	12,538	14,695
Consumer	59,105	42,279	44,341
Commercial business	19,464	24,227	24,113

	219,195	181,847	185,080
Repayments on loans	(201,232)	(172,428)	(216,767)
Transfers to real estate acquired through foreclosure	(1,237)	(4,674)	(1,757)
Other changes	6,259	3,289	2,944

Net loans receivable at end of period	$671,906	$648,921	$640,887

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

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2012, ESB was permitted to lend approximately $24.6 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $13.0 million. However, with the approval of the board, this limit can be exceeded. As of December 31, 2012, the highest amount loaned to one borrower is $15.0 million. As of December 31, 2012, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2012, $326.0 million or 47.1% of the total loan portfolio consisted of single-family residential mortgage loans.

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

In addition to standard fixed rate mortgage loans, the Company offers adjustable rate mortgage loans (ARMs) with 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. The Company at times has offered one-year ARMs that have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2.0% per year, with a limit of 6.0% over the life of the loan. The Company also offers three, five and seven year ARM loan products with margins and caps similar to the one year ARM product whose interest rates are fixed for the first three, five or seven years after the origination date and then reprice periodically based upon an appropriate index. The first rate change on the Company’s seven year product is capped at a 6.0% increase. The ARMs offered by the Company, as well as many other financial institutions, provide for initial rates of interest below the rates which would prevail if the index used for repricing were applied initially. ARM loans decrease the risks associated with changing market interest rates, but involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, and this could increase the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Company to date. When one year ARMs are originated, the customers are qualified at the second year cap rate or 2.0% higher than the initial note rate, whichever is higher.

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2012, the Company had $62.3 million or 9.0% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2012, acquisition and development loans were extended on 12 projects with $8.0 million outstanding under commitments approved in the aggregate amount of $11.5 million and builder lines-of-credit were extended to 12 builders with $11.0 million outstanding under lines approved in the aggregate amount of $19.4 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2012, the Company had $114.5 million, or 16.5% of the total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2012, the Company’s consumer loan portfolio totaled $134.9 million or 19.5% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, automobile loans (both direct and indirect), home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2012, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2012, $80.4 million or 59.6% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to assess the applicant’s ability to repay and the collateral value adequacy of the financed vehicle. As of December 31, 2012, $46.6 million or 34.5% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2012, commercial business loans amounted to $54.4 million or 7.9% of the Company’s total loan portfolio. Included in the $54.4 million of commercial business loans are $29.6 million of municipal loans.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2012, the Company had $5.8 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2012, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $10.0 million or 0.52% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2012, the Company’s classified and criticized assets amounted to $76.7 million, with $68.0 million classified as substandard, $2,000 classified as doubtful, $221,000 classified as loss and $7.3 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Real estate loans	$6,554	$5,089	$4,077	$2,921	$1,718
Commercial business loans	35	54	837	417	—
Consumer loans	436	474	768	492	528

Total non-accrual loans	7,025	5,617	5,682	3,830	2,246

Total as a percentage of total assets	0.36%	0.29%	0.30%	0.20%	0.11%

Real estate acquired through foreclosure and repossessed vehicles	2,622	3,952	1,276	890	832

Total as a percentage of total assets	0.14%	0.20%	0.07%	0.05%	0.04%

Troubled debt restructurings	368	7,762	7,469	254	257

Total as a percentage of total assets	0.02%	0.40%	0.39%	0.01%	0.01%

Total non-performing assets	$10,015	$17,331	$14,427	$4,974	$3,335

Total non-performing assets as a percentage of total assets	0.53%	0.88%	0.75%	0.25%	0.17%

Real estate acquired through foreclosure was $2.4 million and $3.9 million as of December 31, 2012 and 2011, respectively. Of the $2.4 million in real estate acquired through foreclosure in 2012, all was single family residential and four of the properties totaling $637,000 were sold during the year. Of the $3.9 million in real estate acquired through foreclosure in 2011, $2.2 million relates to a multi-family development project and $867,000 relates to a commercial property. The commercial property was sold in 2012. The decrease in TDRs in 2012 was the result of $8.2 million worth of TDRs performing according to their modified terms for more than six months.

Allowance for Loan Losses. Management establishes the allowance for losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans, multi-family, residential real estate construction and commercial real estate loans which are 60 days or more past due are selected for impairment testing in accordance with U.S. Generally Accepted Accounting Principles (GAAP). These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 60 days past due, which are still accruing interest are classified as substandard as per the Company’s asset classification policy. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics. The Company allocates allowances based on the factors described below, which conform to the Company’s asset classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. Factors considered in this process included general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical loss percentages to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Volatility of losses within each risk category

•	Loans and Lending staff acquired through acquisition

•	Economic trends

•	Concentrations of credit

•	Experience depth and ability of management

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2012 of $6.7 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2012	2011	2010	2009	2008
Balance at beginning of period	$6,537	$6,547	$6,027	$6,006	$5,414
Provision for loan losses	1,100	1,130	1,404	912	1,406
Charge-offs
Real estate loans	(452)	(709)	(345)	(168)	(294)
Commercial business loans	(32)	(187)	(58)	(154)	(12)
Consumer loans	(562)	(478)	(583)	(697)	(690)

	(1,046)	(1,374)	(986)	(1,019)	(996)

Recoveries
Real estate loans	17	49	3	2	7
Commercial business loans	—	25	1	—	3
Consumer loans	101	160	98	126	172

	118	234	102	128	182

Balance at end of period	$6,709	$6,537	$6,547	$6,027	$6,006

Ratio of net charge-offs to average loans outstanding	0.14%	0.18%	0.13%	0.13%	0.12%

Ratio of allowance to total loans at end of period	0.97%	0.98%	1.00%	0.88%	0.85%

Balance at end of period applicable to:
Real estate loans	$4,616	$4,557	$4,404	$3,826	$3,791
Commercial business loans	550	384	784	864	663
Consumer loans	1,031	1,045	1,125	1,093	1,156
Unallocated	512	551	234	244	396

Balance at end of period	$6,709	$6,537	$6,547	$6,027	$6,006

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

(Dollar amounts in thousands)	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$2,541	58.6%	$2,115	58.3%	$2,573	59.8%	$2,206	60.1%	$2,210	61.3%
Commercial Real Estate Loans	2,075	14.0%	2,442	15.0%	1,831	14.0%	1,620	13.1%	1,580	12.2%
Consumer Loans	1,031	19.5%	1,045	19.2%	1,125	20.1%	1,093	20.5%	1,156	20.2%
Commercial Business Loans	550	7.9%	384	7.5%	784	6.1%	864	6.3%	664	6.3%
Unallocated	512	N/A	551	N/A	234	N/A	244	N/A	396	N/A

	$6,709	100.0%	$6,537	100.0%	$6,547	100.0%	$6,027	100.0%	$6,006	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the Federal Reserve Bank of Cleveland (FRB of Cleveland) and the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are able to be withdrawn upon demand and are not federally insured. Interest-earning deposits at the FRB of Cleveland and the FHLB of Pittsburgh totaled $112,000 and $9.0 million, respectively, as of December 31, 2012.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2012:
Trust preferred securities	$45,894	$367	$(8,234)	$38,027
Municipal securities	177,414	13,717	(244)	190,887
Equity securities	1,142	676	—	1,818
Corporate bonds	219,700	7,186	(1,091)	225,795

	$444,150	$21,946	$(9,569)	$456,527

December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779

	$387,859	$12,827	$(11,775)	$388,911

December 31, 2010:
Trust preferred securities	$46,467	$116	$(7,607)	$38,976
Municipal securities	165,479	2,040	(4,342)	163,177
Equity securities	1,424	434	(8)	1,850
Corporate bonds	118,862	3,800	—	122,662

	$332,232	$6,390	$(11,957)	$326,665

Included in the $38.0 million of trust preferred securities are standalone trust preferred securities with a fair value of $36.2 million. In addition, there was one pooled trust preferred security with a par value of $2.5 million and a fair value of $173,000 that was not investment-grade rated. The Company took impairment charges of approximately $5,000 in 2012, $78,000 in 2011 and $810,000 in 2010 on this $2.5 million collateralized debt obligation that is comprised of ten financial institutions. At December 31, 2011, the Company had an independent third party analyze this bond. During this analysis, the value of this security was derived using a discounted cash flow method which is a level three pricing method. The Company believes the factors have improved for this bond since December 2011. Therefore, a third party analysis was not used in 2012.

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale:
December 31, 2012
GNMA	$34,157	$1,696	$—	$35,853
FNMA	320,998	19,556	(214)	340,340
FHLMC	252,467	11,664	(24)	264,107
Collateralized mortgage obligations	13,675	282	(8)	13,949

	$621,297	$33,198	$(246)	$654,249

December 31, 2011
GNMA	$31,278	$1,519	$—	$32,797
FNMA	387,743	21,550	—	409,293
FHLMC	262,282	14,337	(8)	276,611
Collateralized mortgage obligations	22,335	471	(302)	22,504

	$703,638	$37,877	$(310)	$741,205

December 31, 2010
GNMA	$30,324	$1,232	$—	$31,556
FNMA	339,730	17,462	(575)	356,617
FHLMC	321,439	14,601	(949)	335,091
Collateralized mortgage obligations	26,987	920	(164)	27,743

	$718,480	$34,215	$(1,688)	$751,007

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2012	2011	2010
Mortgage-backed securities at the beginning of period	$741,205	$751,007	$827,151
Purchases	138,278	205,580	190,041
Sales	(2,197)	(24,358)	—
Repayments	(215,121)	(194,243)	(263,731)
Net amortization of premium	(3,300)	(1,821)	(1,545)
Change in unrealized (gain) loss on mortgage-backed securities available for sale	(4,616)	5,040	(909)

Mortgage-backed securities at the end of period	$654,249	$741,205	$751,007

Weighted average yield at the end of the period	3.15%	3.78%	4.20%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands) Type of Account	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$109,964	9.3%	$95,691	8.3%	$84,272	8.3%
NOW account deposits	223,736	19.0%	208,975	18.1%	128,020	12.6%
Money Market deposits	39,255	3.3%	34,484	3.0%	32,759	3.2%
Passbook account deposits	173,343	14.7%	153,644	13.3%	136,730	13.6%
Time deposits	631,759	53.7%	663,616	57.3%	630,864	62.3%

	$1,178,057	100.0%	$1,156,410	100.0%	$1,012,645	100.0%

The Company had a total of $244.8 million, $246.6 million and $198.6 million in time deposits of $100,000 or more as of December 31, 2012, 2011 and 2010, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2012, which mature in the periods presented:

(Dollar amounts in thousands) Range of Rates	1 to 12 months	More than 1 to 2 years	More than 2 to 3 years	More than 3 to 4 years	More than 4 to 5 years	After 5 years	Total
0.00% to 2.49%	$366,522	$90,586	$51,763	$22,839	$16,349	$1,542	$549,601
2.50% to 4.49%	8,524	27,747	26,729	14,081	757	3,504	81,342
4.50% to 6.49%	816	—	—	—	—	—	816

	$375,862	$118,333	$78,492	$36,920	$17,106	$5,046	$631,759

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands) Range of Rates	2012	2011	2010
0.00% to 2.49%	$549,601	$561,200	$466,711
2.50% to 4.49%	81,342	101,136	159,481
3.00% to 6.00%	816	1,280	4,672

	$631,759	$663,616	$630,864

As of December 31, 2012, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$58,228
More than three through six months	54,939
More than six through twelve months	38,406
More than twelve months	93,201

$244,774

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2012	2011	2010
Increase before interest credited and acquisition	$12,297	$131,783	$53,998
Interest credited	9,350	11,982	14,300

Net deposit increase	$21,647	$143,765	$68,298

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2012, the Company had outstanding advances with the FHLB of $213.2 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2012	2011	2010
FHLB advances	$213,232	$207,355	$290,440
Repurchase agreements	268,000	343,000	363,000
ESOP borrowings	3,250	4,250	—
Corporate borrowings	—	4,200	11,200
Treasury tax and loan note payable	—	—	191
Borrowings for joint ventures	74	1,762	4,232
Junior subordinated notes	46,393	46,393	46,393

	$530,949	$606,960	$715,456

FHLB Advances are secured by FHLB stock, qualifying residential mortgage loans and mortgage-backed securities to the extent that the fair value of such pledged collateral must be at least equal to the advances outstanding. At December 31, 2012, the Company had a maximum borrowing capacity with the FHLB of $338.1 million, with $94.2 million available for use.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of December 31, 2012 was $318.9 million with an amortized cost of $297.8 million. The market value of the securities as of December 31, 2011 was $402.1 million with an amortized cost of $375.0 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the years ended December 31, 2012 and 2011.

Included in the $213.2 million of FHLB advances at December 31, 2012 are $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $268.0 million of Repurchase Agreements (REPOs) are $30.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $268.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

As of December 31, 2012 and 2011, the Company had repurchase agreements with Citigroup of $115.0 million and $145.0 million respectively, Barclays Capital of $40.0 million and $70.0 million, respectively, Credit Suisse of $83.0 million and $93.0 million, respectively, PNC Bank of $0 and $5.0 million, respectively and Morgan Stanley of $30.0 million and $30.0 million, respectively.

As of December 31, 2012, the Company had repurchase agreements with Citigroup with $14.4 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 17 months, repurchase agreements with Barclays Capital with $3.9 million at risk with a weighted average of maturity of 42 months, repurchase agreements with Credit Suisse with $14.1 million at risk with a weighted average maturity of 22 months and repurchase agreements with Morgan Stanley with $4.2 million at risk with a weighted average maturity of 13 months.

Borrowings under repurchase agreements averaged $305.5 million, $356.8 million and $359.7 million during 2012, 2011, and 2010, respectively. The maximum amount outstanding at any month-end was $343.0 million, $368.0 million and $363.0 million during 2012, 2011, and 2010, respectively.

The following table presents certain information regarding aggregate short-term borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2012	2011	2010
FHLB advances:
Average balance outstanding for the year	$3,433	$2,550	$—
Maximum amount outstanding at any month end during the year	27,500	21,300	—
Balance outstanding at year end	27,500	—	—
Weighted average interest rate during the year	0.25%	0.71%	0.00%
Weighted average interest rate at year end	0.25%	0.00%	0.00%
Repurchase agreements:
Average balance outstanding for the year	$18,000	$18,417	$18,000
Maximum amount outstanding at any month end during the year	18,000	23,000	18,000
Balance outstanding at year end	18,000	18,000	18,000
Weighted average interest rate during the year	0.74%	0.48%	0.42%
Weighted average interest rate at year end	0.76%	0.55%	0.45%
Treasury tax and loan note:
Average balance outstanding for the year	$—	$119	$169
Maximum amount outstanding at any month end during the year	—	150	191
Balance outstanding at year end	—	—	191
Weighted average interest rate during the year	0.00%	0.00%	0.00%
Weighted average interest rate at year end	0.00%	0.00%	0.00%
Total short term borrowings:
Average balance outstanding for the year	$21,433	$21,086	$18,169
Maximum amount outstanding at any month end during the year	45,500	44,450	18,191
Balance outstanding at year end	45,500	18,000	18,191
Weighted average interest rate during the year	0.66%	0.51%	0.42%
Weighted average interest rate at year end	0.45%	0.55%	0.45%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2011 and 2010. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $155,000 of the common securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank, National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. On January 24, 2013, the Company redeemed the remaining $5.1 million of the preferred securities of ESB Capital Trust II with proceeds from a $10.0 million loan from WesBanco, with a fixed interest rate of 3.75%. The remaining $5.0 million of the WesBanco loan will be drawn on March 15, 2013 and used to redeem the $5.1 million of the preferred securities of ESB Capital Trust III.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2012 and 2011. On January 22, 2013, the Company provided a notice of redemption to redeem the preferred securities of ESB Capital Trust III on March 18, 2013, with the aforementioned proceeds of a $10.0 million loan from WesBanco.

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

Subsidiaries

As of December 31, 2012, the Company had investments in ESB Capital Trust II (the Trust II), ESB Statutory Trust III (the Trust III), ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $1.7 million. The Trust II, Trust III and Trust IV are Delaware statutory business trusts established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2012, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $15.7 million in service corporations. On that date, ESB had a $10.9 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, Pennsylvania a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2012, AMSCO had total assets, consisting primarily of investments in nine joint ventures, of $19.5 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, Pennsylvania in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2012, 4 of the 56 lots remain unsold. On that date, AMSCO had a $86,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, Pennsylvania in April 2001. The LLC has developed the land and began construction on a total of 72 quadplex, 34 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2012, The Links at Deer Run had outstanding lines of credit with ESB in the amount of $1.6 million with outstanding balances of $1.6 million and development costs of $1.9 million. As of December 31, 2012, 81 units were closed and 7 units remained in various stages of construction. On that date, AMSCO had a $464,000 investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, Pennsylvania, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2012, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2012, 57 lots were closed and 19 developed lots are remaining. On that date, AMSCO had a $882,000 investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, Pennsylvania in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2012, Brandy One had outstanding loans with ESB in the amount of $855,000. As of December 31, 2012, all 112 units of the original project were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 8 townhouses, one duplex building and one triplex building known as Napa Ridge. At December 31, 2012, all eight of the townhouse units and the duplex building were under construction and four townhouses have been sold. On that date, AMSCO had a $3,000 investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, Pennsylvania in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. As of December 31, 2012, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.0 million with outstanding balances of $1.0 million. As of December 31, 2012, 20 of the 48 lots in Phase I were sold. During 2012 the land for Phase II was sold to the partner. It is being developed into a quadplex project and was financed by another lender. AMSCO will be repaid its investment as units are sold. At December 31, 2012, AMSCO had a $298,000 investment in The Vineyards at Brandywine.

The sixth joint venture, The Meadows at Hampton, consists of a 100% interest in a LP. The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County, Pennsylvania. The partnership developed the site into 32 duplex building lots to construct 64 duplex units. ESB Bank is providing the financing for the project in the form of two loans, a development loan in the amount of $2.0 million and a line of credit for the construction of the units. This line of credit paid off during 2012 and there will be no further borrowings. The partnership no longer constructs units for resale and has contracted with a local builder to purchase the remaining fifty lots. To date, four lots have been sold. At year-end AMSCO had an investment of ($114,000).

The seventh joint venture, Cobblestone Village, consists of a 51% interest in a LP with a local developer/builder. The partnership purchased a 33 acre site in June 2005 in Adams Township, Butler County, Pennsylvania. The partnership developed the site into 25 quadplex building lots to construct 25 buildings containing a total of 100 units. ESB Bank provided financing in the form of a line of credit in the amount of $1.8 million for the construction of the buildings. The project sold out during 2012 and all loans were repaid.

The eighth joint venture, BelleVue Park, consists of a 51% interest in a LP with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County, Pennsylvania. The partnership developed the site into 185 single family lots along with 26 quadplex building lots to construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of four loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 39.6% of this loan to other lenders. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. This loan repaid in full during 2012. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. The fourth loan is a line of credit in the amount of $1.8 million for the construction of the single family units. As of December 31, 2012, 129 single family lots were closed and 4 single family units remained in various stages of construction. As of December 31, 2012, 94 quadplex units were closed and 10 units remained in various stages of construction. The outstanding loan balances at December 31, 2012, totaled $1.3 million and AMSCO had an investment of $3.4 million.

The Bank’s second wholly owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family and commercial real estate loans through a participation agreement with the Bank. At year-end the Bank had an investment of $496.9 million.

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

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was provided through the end of 2012.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•

Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

Recent Regulatory Capital Proposals

The Federal Reserve Board and the FDIC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and the Company. The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Company.

The comment period for these NPRs ended on October 22, 2012. Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and the FDIC, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

Regulation of the Company

General. The Company is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (HOLA). As such, the Company is subject to regulations, examinations, supervision and reporting requirements of the Federal Reserve Board. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Federal Reserve Board determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Federal Reserve Board may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2011, the Company was a grandfathered holding company and qualifies as a QTL.

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

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association includes any company or entity which controls the savings association or, is controlled by a company that controls the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of such a person, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of such a person, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2012, the Bank was in compliance with the above restrictions.

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

Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania did not “opt out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department. In addition, recent federal legislation permits a bank headquartered in Pennsylvania to enter another state through de novo branching (as compared to an acquisition) if under the state law in the state which the proposed branch is to be located a state-chartered institution would be permitted to establish the branch.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expired on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage was considered under the risk-based assessment system). Financial institutions had the option to opt out of either or both of these programs. We chose not to opt out of the temporary liquidity guarantee program.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2012 was 0.00165% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2012, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2012, the Bank was in the “well capitalized” category.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2012, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2012, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2011 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2012, the Company has a minimum tax credit carry forward of $3.8 million.

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Franchise Tax is a property tax on a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth. Capital Stock Franchise Tax was imposed at a rate of 0.189% in 2012 and is being reduced gradually over the next year. The Capital Stock Franchise Tax will be phased out completely by 2014.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2009, 2010, 2011 and 2012 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2012, the Company had 235 full-time and 71 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal and state bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2012, our allowance for loan losses amounted to $6.7 million.

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

We own common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Pittsburgh’s advance program. The aggregate cost and fair value of our FHLB of Pittsburgh common stock as of December 31, 2012 was $15.1 million based on its par value. There is no market for our FHLB of Pittsburgh common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB, including the FHLB of Pittsburgh, could be substantially diminished or reduced to zero. In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. Consequently, we believe that there is a risk that our investment in FHLB of Pittsburgh common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge. Offsetting this risk, the FHLB has reinstituted redemptions and dividends and redeemed approximately $6.2 million of our stock in 2012.

Increased and/or special Federal Deposit Insurance Corporation assessments will adversely impact our earnings.

There has been a high level of bank failures in recent years, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In lieu of imposing a special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

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

We evaluate our securities portfolio for other-than-temporary-impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value of at least 15% is reviewed quarterly. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers and other criteria under GAAP to indicate if any OTTI exists. Declines in the fair value of securities that can attributed to specific adverse conditions affecting the credit quality of the investment are recorded as OTTI losses and charged to earnings as an impairment charge while non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income. During the years ended December 31, 2012, 2011 and 2010, the Company recorded charges of $31,000, $447,000 and $1.2 million, respectively, for OTTI on securities. In 2012, the Company recorded impairment charges of approximately $5,000 on a $2.5 million collateralized debt obligation and $26,000 on one of its equity investments in various banks that had experienced a decline in their market value for the last several quarters. As of December 31, 2012, our investment securities portfolio totaled $1.07 billion with a fair value of $1.11 billion, including trust preferred securities with an aggregate amortized cost of $45.9 million, an aggregate fair value of $38.0 million and gross unrealized losses of $8.2 million and corporate bonds with an aggregate amortized cost of $219.7 million, an aggregate fair value of $225.8 million and gross unrealized losses of $1.1 million. Because the declines in the fair value of individual securities are deemed to be temporary, the investment securities have not been written down to their fair value. We closely monitor our investment portfolio and additional declines in market value or credit quality could result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2012:

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	—	$922,143	12.2%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	—	$25,159	3.7%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	—	$75,071	2.8%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	—	$552,877	5.0%
5035 Curry Road, Pittsburgh, PA 15236
Beaver Office	Owned	—	$347,620	4.4%
701 Corporation Street, Beaver, PA 15009
Beaver Falls Office	Owned	—	$86,936	3.2%
1427 Seventh Avenue, Beaver Falls, PA 15010
Beechview Office	Leased	10/31/15	$30,000	1.6%
1550 Beechview Avenue, Pittsburgh, PA 15216
Butler Office	Owned		$1,396,898	1.4%
831 Evans City Road, Renfrew, PA 16053
Center Township Office	Owned	—	$616,319	6.5%
3531 Brodhead Road, Monaca, PA 15061
Chippewa Township Office	Owned	—	$448,184	7.6%
2521 Darlington Road, Beaver Falls, PA 15010
Coraopolis Office	Owned	—	$64,559	2.0%
900 Fifth Avenue, Coraopolis, PA 15108
Cranberry Township Office	Owned	—	$1,608,074	0.4%
2630 Rochester Road, Cranberry Twp, PA 16066
Fox Chapel Office	Owned	—	$126,244	6.4%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	—	$411,778	4.4%
1793 Mercer Road, Ellwood City, PA 16117
Hopewell Township Office	Owned	—	$145,420	2.9%
2293 Brodhead Road, Aliquippa, PA 15001
Neshannock Township Office	Owned	—	$1,214,796	4.8%
3360 Wilmington Road, New Castle, PA 16105
New Brighton Office	Owned	—	$65,050	1.9%
800 Third Avenue, New Brighton, PA 15066
North Shore Office	Owned	—	$19,766	2.3%
807 Middle Street, Pittsburgh, PA 15212
Northern Lights Office	Leased	07/31/19	$45,253	2.5%
1555 Beaver Road, Baden, PA 15005
Shenango Township Office	Owned	—	$1,641,094	8.7%
2731 Ellwood Road, New Castle, PA 16101
Troy Hill Office	Owned	—	$302,186	4.5%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	—	$1,026,831	6.2%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Owned	—	$1,824,230	4.6%
527 South Main Street, Zelienople, PA 16063

Item 2. Properties – Continued

Location	Owned or Leased	Lease Expiration Date	Net Book Value or Annual Rent	Percent of Total Deposits
Other Properties:
Drive-through Facility	Owned	—	$23,518	NA
618 Beaver Avenue, Ellwood City, PA 16117
Parking Lot	Owned	—	$17,639	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Training Center	Owned	—	$73,449	NA
632 Lawrence Avenue, Ellwood City, PA 16117
Parking Lot	Owned		$18,000	NA
628 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	—	$54,000	NA
Route 30, Clinton, PA 15026
Rental Property	Owned	—	$51,067	NA
914 5th Avenue, Coraopolis, PA 15108
Rental Property	Owned	—	$62,088	NA
926 5th Avenue, Coraopolis, PA 15108
Darlington Office	Owned	—	$103,450	NA
233 Second Street, Darlington, PA 16115
Spring Hill Office	Owned	—	$130,000	NA
Itin & Rhine Streets, Pittsburgh, PA 15212

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2012 Annual Report to Stockholders included as Exhibit 13 hereto (2012 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2012	242	$13.41	242	62,181
November 1-30, 2012	26,141	13.53	26,141	36,040
December 1-31, 2012	678	12.92	678	35,362

Totals	27,061	$13.51	27,061	35,362

(1)	On May 20, 2009, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2012 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2012 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2012 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2012 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2012 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2013 (“Proxy Statement”).

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

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans of the Company and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,055,687	$11.51	635,587
Equity compensation plans not approved by security holders	—	—	—

Total	1,055,687	$11.51	635,587

(1)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2012, no options and 12,697 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and or shares of restricted stock may be granted under the assumed plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3)	(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4	Specimen Common Stock Certificate (3)

10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(7)

10.2	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (4)(7)

10.3	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (4)(7)

10.4	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (4)(7)

10.5	ESB Financial Corporation 2012 Stock Incentive Plan (5)(7)

10.6	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(7)

10.7	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2012 (6)(7)

10.8	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2012 (6)(7)

10.9	Form of Amended and Restated Change in Control Agreement, dated November 20, 2012, among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (6)(7)

10.10	Form of Amended and Restated Change in Control Agreement, dated November 20, 2012, among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (6)(7)

10.11	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (4)(7)

10.12	Amended and Restated ESB Financial Corporation Excess Benefit Plan (4)(7)

10.13	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (4)(7)

10.14	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (4)(7)

13	2012 Annual Report to Shareholders (8)

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business – Subsidiaries” for the required information.

23	Consent of S R Snodgrass, A.C. (8)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (8)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the SEC on March 12, 2009
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(5)	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on March 16, 2012.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2012.
(7)	Management contract or compensatory plan or arrangement.
(8)	Filed herewith
(*)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.
(c)	There are no other financial statements and financial statement schedules which were excluded from the 2012 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2013	ESB FINANCIAL CORPORATION

	By:	/s/ CHARLOTTE A. ZUSCHLAG
Charlotte A. Zuschlag President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHARLOTTE A. ZUSCHLAG Charlotte A. Zuschlag President and Chief Executive Officer, Director (Principal Executive Officer)	Date: March 15, 2013

By:	/s/ CHARLES P. EVANOSKI Charles P. Evanoski Group Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 15, 2013

By:	/s/ WILLIAM B. SALSGIVER William B. Salsgiver Chairman of the Board of Directors	Date: March 15, 2013

By:	/s/ HERBERT S. SKUBA Herbert S. Skuba Vice Chairman of the Board of Directors	Date: March 15, 2013

By:	/s/ MARIO J. MANNA Mario J. Manna – Director	Date: March 15, 2013

By:	/s/ JAMES P. WETZEL, JR. James P. Wetzel, Jr. – Director	Date: March 15, 2013