Form 10-Q
period 2013-03-31
ESB FINANCIAL CORP
filed 2013-05-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2012:

Common Stock, $0.01 par value	14,682,931 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2013 (Unaudited) and December 31, 2012

(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
Assets
Cash on hand and in banks	$3,323	$5,664
Interest-earning deposits	11,819	9,400

Cash and cash equivalents	15,142	15,064
Securities available for sale; cost of $1,045,225 and $1,065,447	1,086,629	1,110,776
Loans receivable, net of allowance for loan losses of $6,721 and $6,709	681,273	672,086
Accrued interest receivable	7,943	8,068
Federal Home Loan Bank (FHLB) stock	15,581	15,077
Premises and equipment, net	14,013	14,286
Real estate acquired through foreclosure, net	2,426	2,441
Real estate held for investment	9,550	9,968
Goodwill	41,599	41,599
Intangible assets	252	302
Bank owned life insurance	30,181	30,025
Securities receivable	1,909	1,277
Prepaid expenses and other assets	5,634	6,645

Total assets	$1,912,132	$1,927,614

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,206,843	$1,178,057
FHLB advances	257,268	213,232
Repurchase agreements	178,000	268,000
Other borrowings	12,963	3,324
Junior subordinated notes	36,083	46,393
Advance payments by borrowers for taxes and insurance	2,650	2,619
Accounts payable for land development	1,967	2,033
Accrued expenses and other liabilities	20,959	19,156

Total liabilities	1,716,733	1,732,814

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,524 and 19,211,434 shares issued; (1) 17,618,877 and 17,600,334 shares outstanding (1)	163	163
Additional paid-in capital	103,377	103,346
Treasury stock, at cost; 1,595,647 and 1,611,100 shares (1)	(18,708)	(18,847)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,875)	(3,132)
Retained Earnings	91,319	89,065
Accumulated other comprehensive income, net	23,167	25,103

Total ESB Financial Corporation’s stockholders’ equity	196,443	195,698
Noncontrolling interest	(1,044)	(898)

Total stockholders’ equity	195,399	194,800

Total liabilities and stockholders’ equity	$1,912,132	$1,927,614

(1)	Shares issued and outstanding have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans receivable	$8,073	$8,349
Taxable securities available for sale	6,688	8,846
Tax free securities available for sale	1,657	1,647
FHLB Stock	8	10
Deposits with banks and federal funds sold	1	18

Total interest income	16,427	18,870

Interest expense:
Deposits	1,962	2,551
Borrowed funds	3,653	4,710
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	561	612

Total interest expense	6,176	7,873

Net interest income	10,251	10,997
Provision for loan losses	150	200

Net interest income after provision for loan losses	10,101	10,797

Noninterest income:
Fees and service charges	725	835
Net gain on sale of loans	—	—
Increase of cash surrender value of bank owned life insurance	155	158
Net realized gain on sale of securities available for sale	268	267
Total other-than-temporary impairment losses	—	—
Portion of loss recognized in other comprehensive income before taxes	—	—

Net impairment losses on investment securities	—	—
Net realized loss on derivatives	15	(131)
Income from real estate joint ventures	577	419
Other	173	175

Total noninterest income	1,913	1,723

Noninterest expense:
Compensation and employee benefits	4,430	4,358
Premises and equipment	723	717
Federal deposit insurance premiums	308	407
Data processing	579	589
Amortization of intangible assets	48	68
Advertising	134	139
Other	991	1,444

Total noninterest expense	7,213	7,722

Income before income taxes	4,801	4,798
Provision for income taxes	811	845

Net income before noncontrolling interest	3,990	3,953
Less: net income attributable to the noncontrolling interest	276	168

Net income attributable to ESB Financial Corporation	$3,714	$3,785

Net income per share
Basic (1)	$0.21	$0.22
Diluted (1)	$0.21	$0.22
Cash dividends declared per share (1)	$0.08	$0.08
Weighted average shares outstanding (1)	17,312,614	17,152,130
Weighted average shares and share equivalents outstanding (1)	17,466,268	17,327,939

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income before noncontrolling interest	3,990	$3,953
Other comprehensive income (net of tax and reclassifications)
Net change in unrealized gains (losses):
Securities available for sale other-than-temporarily impaired:
Total losses	—	—
Losses recognized in earnings	—	—

Losses recognized in comprehensive income	—	—
Income tax effect	—	—

Unrealized holding (gains) losses on other-than-temporarily impaired securities available for sale, net of tax	—	—
Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(3,506)	4,834
Income tax effect	1,192	(1,643)

	(2,314)	3,191

Gains recognized in earnings	268	267
Income tax effect	(91)	(91)

	177	176

Unrealized holding gains (losses) on securities available for sale not other-than-temporarily-impaired, net of tax	(2,137)	3,367

Unrealized holding gain (loss) on securities, net	(2,137)	3,367

Pension and Postretirement Amortization	37	52
Income tax effect	(13)	(17)

	24	35

Fair Value adjustment on derivatives	268	220
Income tax effect	(91)	(75)

	177	145

Other comprehensive income (loss)	(1,936)	3,547

Net comprehensive income before noncontrolling interest	2,054	7,500
Less: net income attributable to the noncontrolling interest	276	168

Net comprehensive income attributable to ESB Financial Corporation	$1,778	$7,332

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2013	$163	$103,346	$(18,847)	$(3,132)	$89,065	$25,103	$(898)	$194,800
Net income	—	—	—	—	3,714	—	276	3,990
Other comprehensive results, net	—	—	—	—	—	(1,936)	—	(1,936)
Cash dividends at $0.08 per share (1)	—	—	—	—	(1,444)	—	—	(1,444)
Purchase of treasury stock, at cost (22.190 shares)	—	—	(305)	—	—	—	—	(305)
Reissuance of treasury stock for stock option exercises (37,643 shares)	—	—	444	—	(16)	—	—	428
Compensation expense ESOP	—	120	—	257	—	—	—	377
Additional ESOP shares purchased	—	(99)	—	—	—	—	—	(99)
Tax effect of compensatory stock options	—	10	—	—	—	—	—	10
Effect of compensation expense for stock option	—	—	—	—	—	—	—	—
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(422)	(422)
Unvested shares in MRP	—	—	—	—	—	—	—	—

Balance at March 31, 2013	$163	$103,377	$(18,708)	$(2,875)	$91,319	$23,167	$(1,044)	$195,399

(1)	Per share data has been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2013	2012
Operating activities:
Net income	$3,990	$3,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	244	258
Provision for loan losses	150	200
Amortization of premiums and accretion of discounts	1,069	849
Net gain on sale of securities available for sale	(268)	(267)
Net realized (gain) loss on derivatives	(15)	131
Amortization of intangible assets	48	68
Compensation expense on ESOP and MRP	378	375
Increases in Bank owned life insurance	(156)	(158)
Decrease in accrued interest receivable	125	550
Decrease in prepaid FDIC assessment	281	377
Decrease (increase) in prepaid expenses and other assets	747	266
Increase in accrued expenses and other liabilities	3,791	2,095
Gain on sale of real estate acquired through foreclosure	(5)	(9)
Other	(1,449)	281

Net cash provided by operating activities	8,930	8,969

Investing activities:
Loan originations	(49,460)	(55,084)
Purchases of:
Securities available for sale	(43,441)	(52,396)
FHLB stock	(1,904)	—
Premises and equipment	(74)	(213)
Principal repayments of:
Loans receivable	41,431	44,178
Securities available for sale	60,839	59,714
Proceeds from the sale of:
Securities available for sale	1,508	767
Real estate acquired through foreclosure	80	473
Premises and equipment	105	—
Redemption of FHLB stock	1,400	1,063
Funding of real estate held for investment	(1,970)	(2,057)
Proceeds from real estate held for investment	871	960

Net cash provided by (used in) investing activities	9,385	(2,595)

Financing activities:
Net increase in deposits	28,786	33,919
Proceeds from long-term borrowings	53,749	2,628
Repayments of long-term borrowings	(92,073)	(36,476)
Net (decrease) increase in short-term borrowings	1,999	(1)
Capital disbursement to noncontrolling interest	(422)	(2)
Redemption of junior subordinated notes	(10,310)	—
Proceeds received from exercise of stock options	438	389
Dividends paid	—	(1,460)
Payments to acquire treasury stock	(305)	(42)
Stock purchased by ESOP	(99)	(88)

Net cash used in financing activities	(18,237)	(1,133)

Net increase in cash equivalents	78	5,241
Cash equivalents at beginning of period	15,064	38,848

Cash equivalents at end of period	$15,142	$44,089

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Three months ended
	March 31,
	2013	2012
Supplemental information:
Interest paid	$5,574	$7,274
Income taxes paid	602	504
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	27	366
Transfers from loan originations to proceeds on real estate held for investment	1,451	940
Dividends declared but not paid	1,468	1,431
Unfunded security commitments	738	4,804

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

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2012, as contained in the Company’s 2012 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2013, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

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

At March 31, 2013, there were sixteen interest rate cap contracts outstanding with notional amounts totaling $170.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of March 31, 2013 the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2013 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at March 31, 2013:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.31%	2/10/2018	—	$3,191
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.31%	2/10/2018	—	2,196

	$35,000					—	$5,387

*	Variable receive rate based upon contract rates in effect at March 31, 2013

Recent Accounting and Regulatory Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU did not have a significant impact on the Company’s financial statements.

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU did not have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU did not have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company has provided the necessary disclosures in note seven.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	Securities

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2013:
Trust preferred securities	$45,895	$409	$(8,063)	$38,241
Municipal securities	177,528	12,154	(423)	189,259
Equity securities	1,142	849	—	1,991
Corporate bonds	219,737	7,832	(496)	227,073
Mortgage-backed securities
U.S. sponsored entities	598,647	29,535	(426)	627,756
Private label	2,276	33	—	2,309

Subtotal mortgage-backed securities	600,923	29,568	(426)	630,065

Total securities	$1,045,225	$50,812	$(9,408)	$1,086,629

December 31, 2012:
Trust preferred securities	$45,894	$367	$(8,234)	$38,027
Municipal securities	177,414	13,717	(244)	190,887
Equity securities	1,142	676	—	1,818
Corporate bonds	219,700	7,186	(1,091)	225,795
Mortgage-backed securities
U.S. sponsored entities	617,158	33,021	(246)	649,933
Private label	4,139	177	—	4,316

Subtotal mortgage-backed securities	621,297	33,198	(246)	654,249

Total securities	$1,065,447	$55,144	$(9,815)	$1,110,776

The private-label mortgage backed securities totaled $2.3 million and $4.3 million as of March 31, 2013 and December 31, 2012, respectively.

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013:

As of March 31, 2013

(Dollar amounts in thousands)

	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$36,353	$8,063	9	$36,353	$8,063
Municipal securities	10	8,130	210	2	3,032	213	12	11,162	423
Corporate bonds	2	6,078	12	5	20,516	484	7	26,594	496
Mortgage-backed securities
U.S. sponsored entities	16	65,565	426	—	—	—	16	65,565	426

Total	28	$79,773	$648	16	$59,901	$8,760	44	$139,674	$9,408

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012:

As of December 31, 2012

(Dollar amounts in thousands)

	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$36,179	$8,234	9	$36,179	$8,234
Municipal securities	5	4,179	58	2	3,059	186	7	7,238	244
Corporate bonds	5	15,604	110	5	20,020	981	10	35,624	1,091
Mortgage-backed securities
U.S. sponsored entities	8	28,246	246	—	—	—	8	28,246	246

Total	18	$48,029	$414	16	$59,258	$9,401	34	$107,287	$9,815

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, trust preferred securities, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the corporate bonds that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI losses and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at March 31, 2013, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI losses on individual securities during the quarter.

One pooled trust preferred security has previously been determined to be other than temporarily impaired due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 10 financial institutions and has a Moody’s rating of Ca, which is below investment grade.

The Company utilized a discounted cash flow method to determine the amount of impairment. During this analysis, the Company determined that two of these financial institutions are currently deferring interest payments. The Company utilized an independent third party to analyze this bond at December 31, 2011 and the Company believes the factors have improved for this bond since the third party review and no additional impairment exists.

Because of the subprime crisis current markets for variable rate corporate trust preferred securities are illiquid. In order to determine prices of these securities the Company utilizes a discounted cash flow method. This method is described more fully in footnote 9, “Fair Value.”

The following table summarizes scheduled maturities of the Company’s securities as of March 31, 2013 and December 31, 2012 excluding equity securities which have no maturity dates:

As of March 31, 2013

(Dollar amounts in thousands)

	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	3.71%	$22,982	$23,303
Due from one year to five years	3.06%	187,547	195,987
Due from five to ten years	3.15%	106,489	110,108
Due after ten years	3.18%	727,065	755,240

	3.17%	$1,044,083	$1,084,638

As of December 31, 2012

(Dollar amounts in thousands)

	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	3.80%	$19,137	$19,411
Due from one year to five years	3.05%	187,595	195,182
Due from five to ten years	3.27%	108,288	111,879
Due after ten years	3.30%	749,285	782,486

	3.26%	$1,064,305	$1,108,958

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the three months ended March 31, 2013 was $1.5 million resulting in gross realized gains of $268,000. The proceeds from the sale of securities for the three months ended March 31, 2012 $25.4 million resulting in gross realized gains of $267,000. There were no gross realized losses for the three months ended March 31, 2013 and 2012, respectively.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Mortgage loans:
Residential real estate
Single family	$331,097	$326,005
Multi family	34,836	33,472
Construction	45,740	46,418

Total residential real estate	411,673	405,895
Commercial real estate
Commercial	83,843	81,077
Construction	14,664	15,878

Total commercial real estate	98,507	96,955

Subtotal mortgage loans	510,180	502,850

Other loans:
Consumer loans
Home equity loans	80,409	80,418
Dealer auto and RV loans	46,861	46,571
Other loans	7,420	7,896

Total consumer loans	134,690	134,885
Commercial business	58,141	54,445

Subtotal other loans	192,831	189,330

Total loans receivable	703,011	692,180
Less:
Allowance for loan losses	6,721	6,709
Deferred loan fees and net discounts	(1,923)	(1,862)
Loans in process	16,940	15,247

Subtotal	21,738	20,094
Net loans receivable	$681,273	$672,086

At March 31, 2013 and December 31, 2012, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first three months of 2013, the qualitative factors for trends in volume and terms were also increased for other consumer and commercial loans.

In terms of the Company’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Company’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Company has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at March 31, 2013. The following tables present by portfolio segment, the changes in the allowance for loan losses for the periods ended March 31, 2013 and 2012.

As of March 31, 2013

(Dollar amounts in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	—	—	146	10	—	156
Recoveries	—	—	18	—	—	18
Provision	14	50	25	61	—	150
Reallocations	—	—	—	—	—	—

Ending Balance	$564	$2,125	$928	$2,592	$512	$6,721

As of March 31, 2012

(Dollar amounts in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	—	—	107	39	—	146
Recoveries	—	—	25	17	—	42
Provision	—	—	—	200	—	200
Reallocations	22	(103)	(8)	147	(58)	—

Ending Balance	$406	$2,339	$955	$2,440	$493	$6,633

The following tables present by portfolio segment, the recorded investment in loans at March 31, 2013 and December 31, 2012.

As of March 31, 2013

(Dollar amounts in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,049	$51	$—	$—	$1,100

Ending balance: collectively evaluated for impairment	$564	$1,076	$877	$2,592	$512	$5,621

Loans Receivable:
Ending Balance	$58,141	$98,507	$134,690	$411,673	$—	$703,011

Ending balance: individually evaluated for impairment	$—	$13,055	$386	$2,237	$—	$15,678

Ending balance: collectively evaluated for impairment	$58,141	$85,452	$134,304	$409,436	$—	$687,333

As of December 31, 2012

(Dollar amounts in thousands)

	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,110	$54	$—	$—	$1,164

Ending balance: collectively evaluated for impairment	$550	$965	$977	$2,541	$512	$5,545

Loans Receivable:
Ending Balance	$54,445	$96,955	$134,885	$405,895	$—	$692,180

Ending balance: individually evaluated for impairment	$—	$13,414	$327	$2,163	$—	$15,904

Ending balance: collectively evaluated for impairment	$54,445	$83,541	$134,558	$403,732	$—	$676,276

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of March 31, 2013

(Dollar amounts in thousands)

	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$34,836	$40,403	$68,511	$14,664	$57,535
Special Mention	—	4,459	1,649	—	573
Substandard	—	878	13,683	—	33
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$34,836	$45,740	$83,843	$14,664	$58,141

As of December 31, 2012

(Dollar amounts in thousands)

	Residential	Residential	Commercial	Commercial
	Real Estate	Real Estate	Real Estate	Real Estate
	Multi - family	Construction	Commercial	Construction	Commercial
Pass	$33,472	$41,138	$65,696	$15,878	$53,883
Special Mention	—	4,477	1,334	—	527
Substandard	—	803	14,047	—	35
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$33,472	$46,418	$81,077	$15,878	$54,445

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of March 31, 2013

(Dollar amounts in thousands)

	Residential Real Estate	Consumer	Dealer	Other
	Single Family	Home Equity	Auto and RV	Consumer
Performing	$327,410	$80,092	$46,691	$7,299
Nonperforming	3,687	317	170	121

Total	$331,097	$80,409	$46,861	$7,420

As of December 31, 2012

(Dollar amounts in thousands)

	Residential Real Estate	Consumer	Dealer	Other
	Single Family	Home Equity	Auto and RV	Consumer
Performing	$322,662	$80,124	$46,450	$7,787
Nonperforming	3,343	294	121	109

Total	$326,005	$80,418	$46,571	$7,896

Nonperforming loans also include certain loans that have been modified and classified as troubled debt restructuring (TDR) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Delinquent TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Non-performing loans, which include non-accrual loans and TDRs, were $7.7 million and $7.4 million at March 31, 2013 and December 31, 2012, respectively. The TDRs included in non-performing loans amounted to $460,000 and $368,000 at both March 31, 2013 and December 31, 2012, respectively. The Company also had TDR’s that were in compliance with their modified terms of $8.3 million and $8.2 million at March 31, 2013 and December 31, 2012, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

Following tables are an aging analysis of the investment of past due loans receivable as of March 31, 2013 and December 31, 2012.

(Dollar amounts in thousands)

As of March 31, 2013

							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Residential real estate
Single family	$361	$386	$3,687	$4,434	$326,663	$331,097	$—
Construction	—	—	—	—	34,836	34,836	—
Multi-family	—	—	—	—	45,740	45,740	—
Commercial Real Estate
Commercial	78	507	3,035	3,620	80,223	83,843	—
Construction	—	—	—	—	14,664	14,664	—
Consumer
Consumer - home equity	94	—	189	283	80,126	80,409	—
Consumer - dealer auto and RV	365	118	158	641	46,220	46,861	—
Consumer - other	17	33	121	171	7,249	7,420	—
Commercial	60	—	36	96	58,045	58,141	—

Total	$975	$1,044	$7,226	$9,245	$693,766	$703,011	$—

(Dollar amounts in thousands)

As of December 31, 2012

							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivable	Accruing
Residential real estate
Single family	$887	$420	$3,343	$4,650	$321,355	$326,005	$—
Construction	—	—	—	—	46,418	46,418	—
Multi-family	—	—	—	—	33,472	33,472	—
Commercial Real Estate
Commercial	246	598	3,211	4,055	77,022	81,077	—
Construction	—	—	—	—	15,878	15,878	—
Consumer
Consumer - home equity	219	—	223	442	79,976	80,418	—
Consumer - dealer auto and RV	771	230	104	1,105	45,466	46,571	—
Consumer - other	70	12	109	191	7,705	7,896	—
Commercial	—	2	35	37	54,408	54,445	—

Total	$2,193	$1,262	$7,025	$10,480	$681,700	$692,180	$—

Impaired Loans

Management considers commercial loans, multi-family, residential real estate construction and commercial real estate loans which are 90 days or more past due to be impaired. Larger commercial loans, commercial real estate loans and development loans which are 60 days or more past due, are selected for impairment testing. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses.

The following tables summarize impaired loans:

(Dollar amounts in thousands)

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial real estate	$5,135	$5,242	$—	$5,433	$5,540	$—
Residential single family	1,359	1,359	—	1,360	1,360	—
Residential construction loans	878	878	—	803	803	—
Consumer loans
Home Equity	196	223	—	130	130	—
Dealer auto and RV	11	11	—	14	14	—
With an allowance recorded:
Commercial Real Estate	7,920	8,083	1,049	7,981	8,144	1,110
Consumer Loans:
Home Equity	174	151	47	179	179	50
Dealer auto and RV	4	4	4	4	4	4
Total:
Commercial Real Estate	13,055	13,325	1,049	13,414	13,684	1,110
Consumer	385	389	51	327	327	54
Residential single family	1,359	1,359	—	1,360	1,360	—
Residential construction	878	878	—	803	803	—

Total	$15,677	$15,951	$1,100	$15,904	$16,174	$1,164

(Dollar amounts in thousands)

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial Real Estate	$5,134	$70	$5,529	$50
Commercial business loans	—	—	—	—
Residential single family	1,359	3	1,363	3
Residential construction loans	853	7
Consumer loans
Home equity	149	4
Dealer auto and RV	12	1
With an allowance recorded:
Commercial Real Estate	7,941	124	8,421	106
Commercial business loans	—	—	46	—
Residential single family	—	—	—
Consumer loans
Home equity	175	3	153	2
Dealer auto and RV	4	—	—	—
Total:
Commercial Real Estate	$13,075	$194	$13,950	$156
Commercial business loans	340	8	46	—
Residential single family	1,359	3	1,363	3
Residential construction loans	853	7
Consumer loans	—	—	153	2

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of March 31, 2013 and December 31, 2012. The balances are presented by class of loans:

(Dollar amounts in thousands)	March 31,	December 31,
	2013	2012
Commercial	$36	$35
Commercial Real Estate	3,157	3,432
Consumer
Consumer - Home Equity	189	293
Consumer - Dealer auto and RV	158	121
Consumer - other	121	109
Residential	3,687	3,403

Total	$7,348	$7,393

Modifications

The Company’s loan portfolio also includes TDR’s, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Delinquent TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

The following table includes the recorded investment and number of modifications for modified loans, as of March 31, 2013 and December 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

As of March 31, 2013

(Dollar amounts in thousands)

			Pre-Modification Recorded Investment
		Pre-Modification
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction	—	$—	$—	—	$—	$—
Commerical real estate	1	43	—	—	43	43
Consumer
Home equity	3	76	76	—	—	76
Dealer auto and RV	—	—	—	—	—	—

Troubled Debt Restructurings	4	$119	$76	—	$43	$119

As of December 31, 2012

(Dollar amounts in thousands)

			Pre-Modification Recorded Investment
		Pre-Modification
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction	4	$1,053	$1,053	—	$—	$1,053
Commerical real estate	2	198	198	—	—	198
Consumer
Home equity	7	168	168	—	—	168
Dealer auto and RV	4	18	18	—	—	18

Troubled Debt Restructurings	17	$1,437	$1,437	—	$—	$1,437

The Company did not have any TDR’s that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2013		December 31, 2012
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$113,840	9.4%	$109,964	9.3%
NOW account deposits	247,453	20.5%	223,736	19.0%
Money Market deposits	42,143	3.5%	39,255	3.3%
Passbook account deposits	178,882	14.8%	173,343	14.7%
Time deposits	624,525	51.8%	631,759	53.7%

	$1,206,843	100.0%	$1,178,057	100.0%

Time deposits mature as follows:
Within one year	$383,629	61.4%	$375,862	59.5%
After one year through two years	113,170	18.1%	118,333	18.7%
After two years through three years	80,016	12.8%	78,492	12.4%
After three years through four years	27,923	4.5%	36,920	5.8%
After four years through five years	14,972	2.4%	17,106	2.7%
Thereafter	4,815	0.8%	5,046	0.8%

	$624,525	100.0%	$631,759	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2013		December 31, 2012
	Weighted		Weighted
	average		average
	rate	Amount	rate	Amount
FHLB advances:
Due within 12 months	2.70%	$112,582	2.69%	$100,147
Due beyond 12 months but within 2 years	2.83%	59,202	2.88%	71,392
Due beyond 2 years but within 3 years	1.79%	38,071	3.13%	15,873
Due beyond 3 years but within 4 years	1.36%	32,234	2.15%	8,013
Due beyond 4 years but within 5 years	0.93%	5,179	1.03%	7,807
Due beyond 5 years	3.61%	10,000	3.61%	10,000

		$257,268		$213,232

Repurchase agreements:
Due within 12 months	2.82%	$78,000	2.99%	$148,000
Due beyond 12 months but within 2 years	3.28%	20,000	3.07%	40,000
Due beyond 2 years but within 3 years	4.12%	10,000	4.12%	10,000
Due beyond 4 years but within 5 years	4.28%	25,000	4.28%	25,000
Due beyond 5 years	4.49%	45,000	4.49%	45,000

		$178,000		$268,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	1,000	4.68%	1,000
Due beyond 3 years but within 4 years	—	—	4.68%	250

		$3,000		$3,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	—	—
Due beyond 12 months but within 2 years	3.75%	1,000	—	—
Due beyond 2 years but within 3 years	3.75%	1,000	—	—
Due beyond 3 years but within 4 years	3.75%	1,000	—	—
Due beyond 4 years but within 5 years	3.75%	5,954	—	—

		$9,954		—

Borrowings for joint ventures
Due beyond 2 years but within 3 years	3.75%	$9	3.75%	$74

Junior subordinated notes
Due beyond 5 years	2.11%	$36,083	2.41%	$46,393

Included in the $257.3 million of FHLB advances at March 31, 2013 are $50.0 million in structured advances in with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $178.0 million of Repurchase Agreements (REPOs) are $20.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $178.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of March 31, 2013 was $220.9 million with an amortized cost of $206.7 million. The market value of the securities as of December 31, 2012 was $318.9 million with an amortized cost of $297.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company had REPO’s with Citigroup of $75.0 million and $115.0 million, respectively, Barclays Capital of $30.0 million and $40.0 million, respectively, Credit Suisse of $53.0 million and $83.0 million, respectively and Morgan Stanley of $20.0 million and $30.0 million, respectively.

As of March 31, 2013, the REPO’s with Citigroup had $16.4 million at risk (where the market value of the securities exceeded the borrowing), with a weighted average maturity of 22 months, Barclays Capital had $8.2 million at risk with a weighted average maturity of 35 months, Credit Suisse had $16.2 million at risk with a weighted average maturity of 35 months and Morgan Stanley had $2.1 million at risk with a weighted average maturity of 15 months.

Borrowings under REPO averaged $224.7 million during the three months ended March 31, 2013. The maximum amount outstanding at any month-end was $258.0 million during the three months ended March 31, 2013.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The dividend rate on the preferred securities reset quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the

Company. The subordinated debt primarily represents the sole assets of the Trust II. Dividends on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance. On January 24, 2013, the Company redeemed the remaining $5.1 million of the preferred securities of ESB Capital Trust II with proceeds from a $10.0 million loan with WesBanco, with a fixed interest rate of 3.75%. The remaining $5.0 million of the WesBanco loan was drawn on March 15, 2013 and used to redeem the $5.1 million of the preferred securities of ESB Capital Trust III.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. No unamortized deferred debt issuance costs remain on this issuance. On January 22, 2013, the Company provided notice of redemption to redeem the preferred securities of ESB Capital Trust III on March 18, 2013 with the aforementioned proceeds of the $10.0 million loan from WesBanco.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Net income	$3,714	$3,785
Weighted-average common shares outstanding	17,312	17,152

Basic earnings per share	$0.21	$0.22

Weighted-average common shares outstanding	17,312	17,152
Common stock equivalents due to effect of stock options	154	176

Total weighted-average common shares and equivalents	17,466	17,328

Diluted earnings per share	$0.21	$0.22

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 296,095 and 395,587 at March 31, 2013 and March 31, 2012, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

All of the outstanding options to purchase shares at March 31, 2013 and 2012 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares.

7. Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at the end of the respective periods were as follows:

Affected line item
Details about AOCI Components	Amount	in the Statement where net
	Reclassified from AOCI	income is presented
Gains/(losses) on cash flow hedges
Interest rate derivative contracts	$268

	268	Total before tax
	(91)	Income tax expense

	177	Net of tax
Available-for-sale securities
Realized gain on sale of securities	268	Non-interest income
Impairment expense	—	Non-interest income

	268	Total before tax
	(91)	Income tax expense

	177	Net of tax
Defined benefit pension plan items
Amortization of prior service costs	26	See Note 1 below
Amortization of actuarial gains/(losses)	10	See Note 1 below
Pension curtailment	—	See Note 1 below

	36	Total before tax
	(12)	Income tax expense

	24	Net of tax
Total reclassifications	378	Net of tax

Note 1: These items are included in the computation of net periodic pension cost. See Note 8, Retirement Plans, for additional information.

	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total
Beginning balance	$(3,733)	$29,464	$(628)	$25,103
Other comprehensive income/(loss) before relcassification	177	(2,314)	24	(2,113)
Amounts reclassified from AOCI	—	177	—	177

Net current period OCI	177	(2,137)	24	(1,936)

Ending Balance	$(3,556)	$27,327	$(604)	$23,167

(Dollar amounts in thousands)	12/31/2012
Net unrealized gain on securities available for sale	$29,465
Accumulated loss on effective cash flow hedging derivatives	(3,733)
Net unrecognized pension cost	(629)

Total	$25,103

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2013, the participants in the plan had credited service under the SERP ranging from 22 to 34 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2013 and 2012:

(Dollar amounts in thousands)	SERP
	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Components of net periodic pension cost
Service cost	$25	$20
Interest cost	28	31
Amortization of unrecognized gains and losses	26	20
Amortization of prior service cost	10	10

Net periodic pension cost	$89	$81

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Components of net periodic pension cost
Service cost	$1	$1
Interest cost	7	9
Amortization of prior service cost	—	22

Net periodic pension cost	$8	$32

9.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Companies equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 45 to 80 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $17.9 million or 49.2% of the $36.4 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,888	$36,353	$38,241
Municipal securities	—	189,259	—	189,259
Equity securities	1,991	—	—	1,991
Corporate bonds	—	227,073	—	227,073
Mortgage backed securities
U.S. sponsored entities	—	627,756	—	627,756
Private label	—	2,309	—	2,309

Subtotal mortgage-backed securities	—	630,065	—	630,065

Total securities available for sale	$1,991	$1,048,285	$36,353	$1,086,629

Other Assets
Interest rate caps	$—	$157	$—	$157

Total other assets	$—	$157	$—	$157

Liabilities
Other Liabilities
Interest rate swaps	$—	$5,387	$—	$5,387

Total other liabilities	$—	$5,387	$—	$5,387

	As of December 31, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,848	$36,179	$38,027
Municipal securities	—	190,887	—	190,887
Equity securities	1,818	—	—	1,818
Corporate bonds	—	225,795	—	225,795
Mortgage backed securities
U.S. sponsored entities	—	649,933	—	649,933
Private label	—	4,316	—	4,316

Subtotal mortgage-backed securities	—	654,249	—	654,249

Total securities available for sale	$1,818	$1,072,779	$36,179	$1,110,776

Other Assets
Interest rate caps	$—	$90	$—	$90

Total other assets	$—	$90	$—	$90

Liabilities:
Other Liabilties
Interest rate swaps	$—	$5,743	$—	$5,743

Total other liabilities	$—	$5,743	$—	$5,743

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the periods ended March 31, 2013 and 2012.

Fair value measurements using significant unobservable inputs (Level III)

	Trust Preferred Securities
	March 31,
	2013	2012
Beginning balance January 1,	$36,179	$35,789
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	3
Net realized loss on securities available for sale	—	—
Included in other comprehensive income	171	416
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance, March 31,	$36,353	$36,208

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month period ended March 31, 2013 and 2012 for Level III assets and liabilities that are still held at March 31, 2013 and 2012.

	Securities available for sale
	March 31,
	2013	2012
Interest income on securities	$3	$3
Net realized loss on securities available for sale	—	—

Total	$3	$3

For Level III assets measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Range
Trust Preferred Securities	$36,353	$36,179	Discounted Cash Flow	Credit Spreads	45-80 basis points
				Liquidity Risk Adjustments	20-55 basis points
				Default Rates	.6% -1%
Impaired Loans	14,578	14,740	Discounted Cash Flow	Remaining term	.5 yrs to 21.5 yrs
				Discount Rate	3.8%-7.0%
			Appraisal of collateral	Interest Rate	3.3%-8.5%
Real estate acquired through foreclosure	2,426	2,441	Appraisal of collateral (1)	N/A	N/A
Servicing assets	12	14	Discounted Cash Flow	Remaining term	.2 yrs to 18.8 yrs
				Discount Rate	11.25%-12.25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended March 31, 2013 and 2012, the Company incurred write-downs on its REO properties of $0 and $150,000, respectively, there were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at March 31, 2013 and December 31, 2012 approximated the cash surrender value of the policies at those dates.

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

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of March 31, 2013:

March 31, 2013
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$15,142	$15,142	$—	$—	$15,142
Securities	1,086,629	1,991	1,048,285	36,353	1,086,629
Securities Receivable	1,909	1,909	—	—	1,909
Loans receivable and held for sale	681,273	—	—	712,597	712,597
Accrued Interest Receivable	7,943	7,943	—	—	7,943
FHLB Stock	15,581	15,581	—	—	15,581
Bank owned life insurance	30,181	30,181	—	—	30,181
Interest rate cap contracts	157	—	157	—	157
Financial Liabilities:
Deposits	1,206,843	582,316	—	633,530	1,215,846
Borrowed funds	448,231	—	198,009	273,511	471,520
Junior subordinated notes	36,083	—	21,650	—	21,650
Advance payments by borrowers for taxes and insurance	2,650	2,650	—	—	2,650
Accrued interest payable	1,947	1,947	—	—	1,947
Interest rate swap contracts	5,387	—	5,387	—	5,387

December 31, 2012
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$15,064	$15,064	$—	$—	$15,064
Securities	1,110,776	1,818	1,092,224	35,789	1,129,831
Securities Receivable	1,277	1,277	—	—	1,277
Loans receivable and held for sale	672,086	—	—	679,819	679,819
Accrued Interest Receivable	8,068	8,068	—	—	8,068
FHLB Stock	15,077	15,077	—	—	15,077
Bank owned life insurance	30,025	30,025	—	—	30,025
Interest rate cap contracts	90	—	532	—	532
Financial Liabilities:
Deposits	1,178,057	546,298	—	1,168,438	1,714,736
Borrowed funds	484,556	—	263,288	331,588	594,876
Junior subordinated notes	46,393	—	20,361	—	20,361
Advance payments by borrowers for taxes and insurance	2,619	2,619	—	—	2,619
Accrued interest payable	1,344	1,344	—	—	1,344
Interest rate swap contracts	5,743	—	5,531	—	5,531

The following table sets forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of December 31, 2011:

11.	Subsequent Events

On April 16, 2013 the Company announced a six-for-five stock split of the ESBF common stock payable on May 17, 2013 to the stockholders of record on May 3, 2013. All per share data within this filing has been adjusted to reflect this split.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2012, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2013, the Company reported net income of $3.7 million, a decrease of approximately $71,000, or 1.9%, over the same period last year. The Company realized a decrease in interest income of approximately $2.4 million over the same quarter last year. However, interest expense decreased by approximately $1.7 million during the same period. The result was a decrease of $746,000 in net interest income. The Company recorded an increase of $190,000 in noninterest income when compared to the same quarter last year, primarily due to increased income from the Company’s joint ventures and a slight increase in the market value of the Company’s interest rate caps as compared to a write-down of the market value of the Company’s interest rate caps in 2012.

The Company is continuing efforts to improve the net interest margin by employing strategies to decrease the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy, the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. Additionally, as part of its ongoing interest rate risk strategy, the Company utilizes wholesale borrowings with embedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin.

During the three months ended March 31, 2013, the Company had approximately $91.8 million of maturing wholesale borrowings at a weighted average rate of 3.09% and an original call/maturity of 4.4 years. The borrowings that matured were replaced with wholesale borrowings of approximately $43.8 million at a weighted average rate of 0.96% and an original call/maturity of 3.5 years and deposit growth of approximately $28.8 million during the period.

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

Management continues to pursue methods of insulating this wholesale strategy from significant fluctuations in interest rates by: (1) incorporating a laddered maturity schedule of up to five years on the wholesale borrowings; (2) the purchase of off-balance sheet interest rate caps; (3) providing structure in the investment portfolio in the form of corporate bonds and municipals securities; (4) utilizing cash flows from fixed and adjustable rate mortgage-backed securities; and (5) the placing of the Company’s securities in the available for sale portfolio thereby creating the flexibility to change the composition of the portfolio through restructuring as management deems it necessary due to interest rate fluctuations. Management believes that this insulation affords them the ability to react to measured changes in interest rates and restructure the Company’s statement of financial condition accordingly. This strategy is continually evaluated by management on an ongoing basis.

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.7 million for the three months ended March 31, 2013 as compared to $3.8 million for the same period in the prior year. The $71,000, or 1.9%, decrease in net income for the quarter ended March 31, 2013 as compared to the same period in the prior year was primarily the result of a decrease in net interest income of $746,000 and an increase in net income attributable to the noncontrolling interest of $108,000, partially offset by an increase in noninterest income of $190,000 and as well as decreases in the provision for loan losses, noninterest expense and provision for income taxes of $50,000, $509,000 and $34,000, respectively.

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

Net interest income decreased $746,000, or 6.8%, to $10.3 million for the three months ended March 31, 2013, compared to $11.0 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $2.4 million, partially offset by a decrease in interest expense of $1.7 million.

Interest income. Interest income decreased $2.4 million, or 13.0%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $276,000 and $2.1 million, respectively.

Interest earned on loans receivable decreased $276,000, or 3.3%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 32 basis points to 4.84% for the three months ended March 31, 2013, compared to 5.16% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $23.5 million, or 3.6%, to $683.6 million for the three months ended March 31, 2013, compared to $660.1 million for the same period in the prior year.

Interest earned on securities decreased $2.1 million, or 20.5%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease was primarily the result of a 67 basis point decrease in the tax equivalent yield on securities to 3.49% for the three months ended March 31, 2013 from 4.16% for the three months ended March 31, 2012, as well as a decrease in the average balance of the securities portfolio of $35.7 million, or 3.3%, to $1.1 billion at March 31, 2013.

These changes are reflected in the rate volume table presented below which depicts that the decreases to the expense associated with the Company’s interest bearing liabilities are the primary sources of the overall increase to net interest income.

Interest expense. Interest expense decreased $1.7 million, or 21.6%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $589,000 and $1.1 million, respectively.

Interest incurred on deposits decreased $589,000, or 23.1%, for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 22 basis points to 0.74% from 0.96% for the quarters ended March 31, 2013 and 2012, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $5.2 million, or 0.49% to $1.1 billion for the three months ended March 31, 2013. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.1 million, or 22.4%, for the three months ended March 31, 2013 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $78.0 million, or 14.2%, to $470.2 million for the three months ended March 31, 2013 as well as a decrease in the cost of these funds to 3.15% for the quarter ended March 31, 2013 as compared to 3.46%, for the quarter ended March 31, 2012.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended March 31, 2012, the interest incurred on these borrowings increased by $51,000, or 8.3%, due to a decrease in the average balance of $5.2 million, or 11.1%, to $41.2 million for the three months ended March 31, 2013, partially offset by an increase in the cost of these funds to 5.52% from 5.31% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2013				2012
	Average		Yield /		Average		Yield /
	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$638,025	$4,963	3.11%		$727,961	$6,918	3.80%
Taxable corporate bonds available for sale	265,613	1,726	2.60%		214,662	1,928	3.57%
Tax-exempt securities available for sale	149,821	1,657	6.70	%(1)	146,511	1,647	6.81	%(1)

	1,053,459	8,346	3.49	%(1)	1,089,134	10,493	4.16	%(1)

Mortgage loans	489,416	5,918	4.84%		479,295	6,167	5.15%
Other loans	154,861	1,829	4.79%		147,003	1,881	5.15%
Tax-exempt loans	39,297	326	5.10	%(1)	33,822	301	5.42	%(1)

	683,574	8,073	4.84	%(1)	660,120	8,349	5.16	%(1)

Cash equivalents	8,497	1	0.05%		34,253	18	0.21%
FHLB stock	14,901	8	0.22%		20,724	10	0.19%

	23,398	9	0.16%		54,977	28	0.20%

Total interest-earning assets	1,760,431	16,428	3.97	%(1)	1,804,231	18,870	4.41	%(1)
Other noninterest-earning assets	154,771	—	—		166,186	—	—

Total assets	$1,915,202	$16,428	3.65	%(1)	$1,970,417	$18,870	4.03	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$447,743	$83	0.08%		$405,222	$161	0.16%
Time deposits	626,960	1,879	1.22%		664,240	2,390	1.45%

	1,074,703	1,962	0.74%		1,069,462	2,551	0.96%

FHLB advances	222,338	1,484	2.71%		199,476	1,615	3.26%
Repurchase Agreements	239,667	2,083	3.52%		338,833	2,978	3.53%
Other borrowings	8,233	86	4.24%		9,905	117	4.75%

	470,238	3,653	3.15%		548,214	4,710	3.46%

Preferred securities- fixed	36,083	515	5.79%		36,083	520	5.80%
Preferred securities- adjustable	5,155	46	3.62%		10,310	92	3.59%

	41,238	561	5.52%		46,393	612	5.31%

Total interest-bearing liabilities	1,586,179	6,176	1.58%		1,664,069	7,873	1.90%
Noninterest-bearing demand deposits	112,616	—	—		98,918	—	—
Other noninterest-bearing liabilities	21,322	—	—		22,851	—	—

Total liabilities	1,720,117	6,176	1.46%		1,785,838	7,873	1.77%
Stockholders’ equity	195,085	—	—		184,579	—	—

Total liabilities and equity	$1,915,202	$6,176	1.31%		$1,970,417	$7,873	1.61%

Net interest income		$10,252				$10,997

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.39	%(1)			2.51	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.55	%(1)			2.65	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, for the three month period ended March 31, 2013 in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31,
	2013 versus 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(334)	$(1,814)	$(2,148)
Loans	290	(566)	(276)
Cash equivalents	(8)	(9)	(17)
FHLB stock	(3)	1	(2)

Total interest-earning assets	(55)	(2,388)	(2,443)

Interest expense:
Deposits	12	(601)	(589)
FHLB advances	172	(303)	(131)
Repurchase agreements	(862)	(33)	(895)
Other borrowings	(18)	(13)	(31)
Preferred securities	(70)	19	(51)

Total interest-bearing liabilities	(766)	(931)	(1,697)

Net interest income	$711	$(1,457)	$(746)

Provision for loan losses. The provision for loan losses decreased $50,000 to $150,000 for the quarter ended March 31, 2013 when compared to March 31, 2012. These provisions were part of the normal operations of the Company for the first quarter of 2013. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2013 amounted to $6.7 million, or 0.96% of the Company’s total loan portfolio, as compared to $6.7 million, or 0.97%, at December 31, 2012. The Company’s allowance for losses on loans as a percentage of non-performing loans was 87.43% and 90.76% at March 31, 2013 and December 31, 2012, respectively.

Non-interest income. Non-interest income increased $190,000, or 11.0%, for the three months ended March 31, 2013 compared to the same period in the prior year. The increase in non-interest income was comprised of increases in net realized gain (loss) on derivatives and income from joint ventures of $146,000 and $158,000, respectively, partially offset by a decrease in fees and service charges of $110,000.

The Company had a slight gain on derivatives during the quarter ended March 31, 2013 of $15,000 compared to losses in the same period in 2012 of $131,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased $158,000 for the three months ended March 31, 2013 when compared to the same period ended March 31, 2012. Primarily due to increased sales between the periods. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Income from fees and service charges decreased $110,000 for the three months ended March 31, 2013 when compared to the same period ended March 31, 2012. The decrease is primarily related to decreased fees due to the Company’s checking products as well and debit card usage.

Non-interest expense. Non-interest expense decreased $509,000, or 6.6%, to $7.2 million for the three months ended March 31, 2013 as compared to $7.7 million for the same period in the prior year. This decrease was primarily related to decreases in federal deposit insurance premiums, data processing, amortization of intangible assets, advertising and other expenses of $99,000, $10,000, $20,000, $5,000 and $453,000, respectively, partially offset by increases in compensation and employee benefits and premises and equipment of $72,000 and $6,000, respectively. The decrease to other expenses is primarily due to a decline in the losses and operating costs of the Company’s REO properties.

Compensation and employee benefits increased $72,000 for the quarter ended March 31, 2013, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to stock options and the MRP and group life and hospital insurance expense.

Other expenses decreased $453,000 for the quarter ended March 31, 2013, as compared to the same period in the prior year. These decreases were primarily due decreases in the losses and operating costs of the Company’s REO properties. During the quarter ended March 31, 2012 the Company incurred an expense of approximately $212,000 to correct infrastructure issues at one of the Company’s commercial real estate REO properties and a write-down of $88,000 on another REO property.

Provision for income taxes. The provision for income taxes decreased $34,000, or 4.0%, to $811,000 for the three months ended March 31, 2013, compared to $845,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 17.9% for the quarter ended March 31, 2013 as compared to 18.3% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $15.5 million, or 0.8%, during the quarter to $1.91 billion at March 31, 2013 from $1.93 billion at December 31, 2012. This decrease resulted primarily from decreases in securities available for sale, accrued interest receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment, intangible assets and prepaid expenses and other assets of $24.1 million, or 2.2%, $125,000, or 1.6%, $273,000, or 1.9%, $15,000, or 0.6%, $418,000, or 4.2%, $50,000, or 16.6%, and $1.0 million, or 15.2%, respectively. These decreases were offset by increases in cash and cash equivalents, loans receivable, FHLB Stock, bank owned life insurance and securities receivable of $78,000, or 0.5%, $9.2 million, or 1.4%, $504,000, or 3.3%, $156,000, or 0.5%, and 632,000, or 49.5%, respectively. Total non-performing assets increased to $10.3 million at March 31, 2013 compared to $10.0 million at December 31, 2012 and non-performing assets to total assets were 0.54% at March 31, 2013, compared to 0.52% at December 31, 2012. Total non-performing assets increased primarily due to an increase in non-performing mortgage loans. The Company’s total liabilities decreased $16.1 million, or 0.9%, to $1.72 billion at March 31, 2013. Total stockholders’ equity increased $599,000, or 0.3%, to $195.4 million at March 31, 2013, from $194.8 million at December 31, 2012. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $2.3 million, or 2.5%, and decreases in treasury stock of $139,000, or 0.7%, and unearned employee stock ownership plan shares of $257,000, or 8.2%, partially offset by a decrease in accumulated other comprehensive income of $1.9 million, or 7.7%. Average stockholders’ equity to average assets was 10.19%, and book value per share was $8.47 at March 31, 2013 compared to 9.67% and $8.30, respectively, at December 31, 2012.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $78,000, or 0.5%, to $15.1 million at March 31, 2013 from $15.1 million at December 31, 2012. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and security repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio decreased $24.1 million, or 2.2%, to $1.1 billion at March 31, 2013. During the quarter the Company had sales of $1.5 million, consisting of a fixed-rate collateralized mortgage obligation resulting in a gain of $268,000. In addition, there were repayments and maturities of securities of $61.5 million and premium amortizations of $953,000. In addition the portfolio decreased by $3.9 million due to decreases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these decreases were purchases during the quarter ended March 31, 2013 of available for sale securities of $43.4 million, consisting of purchases of fixed-rate mortgage backed securities of $26.8 million, adjustable–rate mortgage backed securities of $12.3 million and $4.3 million of municipal bonds.

The Company’s investment strategy for 2013 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $95.0 million of wholesale borrowings with embedded interest rate caps totaling $120.0 million and $180.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. As of March 31, 2013, this resulted in approximately $15,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of March 31, 2013, the Company had securities with unrealized losses for greater than twelve months of $8.8 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $8.8 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $9.2 million, or 1.4%, to $681.3 million at March 31, 2013 from $672.1 million at December 31, 2012. Included in this increase in loans receivable were increases in mortgage loans and commercial loans of $7.3 million, or 1.5%, and $3.7 million, or 6.8%, respectively, partially offset by a decrease in consumer loans of $195,000, or 0.1%. Additionally the portfolio was decreased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $1.6 million, or 8.2%, during the three months ended March 31, 2013.

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

Non-performing assets amounted to $10.3 million, or 0.54%, of total assets at March 31, 2013 compared to $10.0 million, or 0.52%, of total assets at December 31, 2012. The increase in non-performing assets of approximately $251,000 was primarily the result of increases in the balances of non-performing loans and TDR’s of $203,000 and $92,000, respectively, partially offset by a decrease to REO and repossessed vehicles of approximately $15,000 and $29,000, respectively.

FHLB Stock. FHLB stock increased by $504,000, or 3.3%, to $15.6 million at March 31, 2013 compared to $15.1 million at December 31, 2012. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $418,000 or 4.2%, to $9.6 million at March 31, 2013 from $10.0 million at December 31, 2012. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $50,000, or 16.6%, to $252,000 at March 31, 2013 from $302,000 at December 31, 2012. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $170,000, $110,000 and $8,000 for the years 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of March 31, 2013 was $30.2 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $1.1 million, or 15.2%, to $5.6 million at March 31, 2013 from $6.6 million at December 31, 2012. This decrease is primarily due to the reduction of the Company’s investment in ESB Capital Trust II and ESB statutory Trust I of $155,000 each, as well as a decrease in the prepaid FDIC assessment of $281,000 as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $2.0 million at December 31, 2012 and has declined to $1.8 million at March 31, 2013. The FDIC will refund the remaining prepaid assessment by June 30, 2013.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 71.4%, of the Company’s total funding sources at March 31, 2013. Total deposits increased $28.8 million, or 2.4%, to $1.2 billion at March 31, 2013. Interest-bearing demand deposits increased $32.1 million and time deposits decreased $7.2 million, during the three months ended March 31, 2013, while non-interest bearing deposits increased approximately $3.9 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $36.0 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $46.6 million, or 8.8%, to $484.3 million at March 31, 2013 from $530.9 million at December 31, 2012. FHLB advances increased $44.0 million, or 20.7%, repurchase agreements decreased $90.0 million or 33.6%, other borrowings increased approximately $9.6 million, or 290.0%, while junior subordinated notes decreased approximately $10.3 million, or 22.2% during the three months ended March 31, 2013. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly. During the first quarter of 2013, the Company entered into a loan with Wesbanco Bank and used the proceeds to redeem a portion of the junior subordinated notes. Additional information regarding the redemption can be found in footnote 7.

Accounts payable for land development. The accounts payable for land development decreased $66,000, or 3.3%, to $2.0 million at March 31, 2013 from $2.0 million at December 31, 2012. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $1.8 million, or 9.4%, to $21.0 million at March 31, 2013 from $19.2 million at December 31, 2012. The increase was primarily due to an increase in the accrued capital stock dividend of $1.5 million as well as increases in various accrued expenses.

Stockholders’ equity. Stockholders’ equity increased $599,000, or 0.3%, to $195.4 million at March 31, 2013, from $194.8 million at December 31, 2012. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $2.3 million, or 2.5%, and decreases in treasury stock of $139,000, or 0.7%, and unearned employee stock ownership plan shares of $257,000, or 8.2%, partially offset by a decrease in accumulated other comprehensive income of $1.9 million, or 7.7%. Average stockholders’ equity to average assets was 10.19%, and book value per share was $8.47 at March 31, 2013 compared to 9.67% and $8.30, respectively, at December 31, 2012.

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

As of March 31, 2013, the implementation of these asset and liability initiatives resulted in the following: (i) $144.5 million or 22.9% of the Company’s mortgage-backed securities portfolio, $132.7 million or 58.5% of the Company’s corporate bond portfolio and $36.4 million or 95.1% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $183.4 million or 26.1% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $51.9 million or 14.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.2 years and (iv) the Company had $180.0 million in notional amount of interest rate caps and $95.0 million in structured borrowings with $120.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2013, the Company’s interest-earning assets maturing or repricing within one year totaled $709.5 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $740.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $31.3 million or a negative 1.6% of total assets. At March 31, 2013, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 95.8%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2013 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2013 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	3.28%	5.96%	(4.14%)	0.00%
Return on average equity - increase (decrease)	6.44%	11.62%	(8.08%)	0.00%
Diluted earnings per share - increase (decrease)	6.65%	12.07%	(8.37%)	0.00%
EVE - increase (decrease)	1.54%	(7.46%)	(5.66%)	0.00%

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2012 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2012 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2012 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	3.19%	6.13%	(3.49%)	N/A
Return on average equity - increase (decrease)	6.52%	12.59%	(7.26%)	N/A
Diluted earnings per share - increase (decrease)	6.80%	13.07%	(7.45%)	N/A
EVE - increase (decrease)	(3.47%)	(10.65%)	(13.76%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $8.9 million for the three months ended March 31, 2013. Net cash provided by operating activities was primarily comprised of net income of $4.0 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.1 million and $3.7 million, respectively, as well as slight variances in other operating activities.

Funds provided by investing activities totaled $9.4 million during the three months ended March 31, 2013. Primary sources of funds were principal repayments of loans receivable and securities available for sale of $41.4 million and $60.8 million, respectively. These sources were partially offset by uses of funds of $43.4 million for purchases of securities available for sale and $49.5 million for loan originations and purchases.

Funds used by financing activities totaled $18.2 million for the three months ended March 31, 2013. The primary uses of funds included repayments of long-term borrowings, the redemption of junior subordinated notes, the purchase of treasury stock and the purchase of ESOP stock of $92.1 million, $10.3 million, $305,000 and $99,000, respectively. These uses were offset by sources of funds from an increase in deposits and proceeds from long-term borrowings of $28.8 million and $53.7 million, respectively.

At March 31, 2013, the total approved loan commitments outstanding amounted to $6.1 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $84.9 million and the unadvanced portion of construction loans approximated $16.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $383.6 million.

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

On March 19, 2013 the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2013, to shareholders of record at the close of business on March 29, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2013, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 8.7% and 15.1%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, filed with the SEC on March 15, 2013. Management believes there have been no material changes in the Company’s market risk since December 31, 2011.

Item 4. Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. During the period ended March 31, 2013 there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2013	—	—	—	35,362
February 1-28, 2013	18,697	13.74	18,697	16,665
March 1-31, 2013	3,493	13.75	3,493	13,172

Totals	22,190	$13.74	22,190	13,172

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: May 10, 2013	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer