Form 10-Q
period 2013-06-30
ESB FINANCIAL CORP
filed 2013-08-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2013:

Common Stock, $0.01 par value	17,656,915 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2013 and December 31, 2012

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash on hand and in banks	$4,772	$5,664
Interest-earning deposits	13,970	9,400

Cash and cash equivalents	18,742	15,064
Securities available for sale; cost of $1,042,328 and $1,065,447	1,062,019	1,110,776
Loans receivable, net of allowance for loan losses of $6,728 and $6,709	682,367	672,086
Accrued interest receivable	7,650	8,068
Federal Home Loan Bank (FHLB) stock	16,725	15,077
Premises and equipment, net	13,789	14,286
Real estate acquired through foreclosure, net	1,944	2,441
Real estate held for investment	7,947	9,968
Goodwill	41,599	41,599
Intangible assets	208	302
Bank owned life insurance	30,325	30,025
Securities receivable	2,380	1,277
Prepaid expenses and other assets	10,978	6,645

Total assets	$1,896,673	$1,927,614

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,210,764	$1,178,057
FHLB advances	267,147	213,232
Repurchase agreements	158,000	268,000
Other borrowings	12,710	3,324
Junior subordinated notes	36,083	46,393
Advance payments by borrowers for taxes and insurance	3,372	2,619
Accounts payable for land development	1,933	2,033
Accrued expenses and other liabilities	22,419	19,156

Total liabilities	1,712,428	1,732,814

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,226 and 19,211,028 shares issued; (1) 17,638,379 and 17,599,928 shares outstanding (1)	192	163
Additional paid-in capital	103,393	103,346
Treasury stock, at cost; 1,575,847 and 1,611,100 shares	(18,542)	(18,847)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,621)	(3,132)
Retained Earnings	93,454	89,065
Accumulated other comprehensive income, net	9,587	25,103

Total ESB Financial Corporation’s stockholders’ equity	185,463	195,698
Noncontrolling interest	(1,218)	(898)

Total stockholders’ equity	184,245	194,800

Total liabilities and stockholders’ equity	$1,896,673	$1,927,614

(1)	Shares issued and outstanding have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans receivable	$7,972	$8,334	$16,045	$16,683
Taxable securities available for sale	6,379	8,554	13,067	17,400
Tax free securities available for sale	1,647	1,665	3,304	3,312
FHLB Stock	10	6	18	16
Deposits with banks and federal funds sold	—	31	1	49

Total interest income	16,008	18,590	32,435	37,460

Interest expense:
Deposits	1,881	2,437	3,843	4,988
Borrowed funds	3,094	4,533	6,747	9,243
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	518	611	1,079	1,223

Total interest expense	5,493	7,581	11,669	15,454

Net interest income	10,515	11,009	20,766	22,006
Provision for loan losses	75	300	225	500

Net interest income after provision for loan losses	10,440	10,709	20,541	21,506

Noninterest income:
Fees and service charges	813	827	1,538	1,662
Net loss on sale of loans	—	(1)	—	(1)
Increase of cash surrender value of bank owned life insurance	145	148	300	306
Net realized gain on securities available for sale	198	—	467	267
Total other-than-temporary impairment losses	—	(406)	—	(406)
Portion of loss recognized in other comprehensive income before taxes	—	375	—	375

Net impairment losses on investment securities	—	(31)	—	(31)
Net realized gain (loss) on derivatives	202	(269)	217	(400)
Income from real estate held for investment	384	700	961	1,119
Other	154	164	326	339

Total noninterest income	1,896	1,538	3,809	3,261

Noninterest expense:
Compensation and employee benefits	4,451	4,325	8,881	8,683
Premises and equipment	667	717	1,390	1,434
Federal deposit insurance premiums	318	351	626	758
Data processing	597	594	1,176	1,183
Amortization of intangible assets	41	61	89	129
Advertising	189	144	323	283
Other	1,191	1,299	2,182	2,743

Total noninterest expense	7,454	7,491	14,667	15,213

Income before income taxes	4,882	4,756	9,683	9,554
Provision for income taxes	956	799	1,767	1,644

Net income before noncontrolling interest	3,926	3,957	7,916	7,910
Less: net income attributable to the noncontrolling interest	50	276	326	444

Net income attributable to ESB Financial Corporation	$3,876	$3,681	$7,590	$7,466

Net income per share (1)
Basic	$0.22	$0.22	$0.44	$0.43
Diluted	$0.22	$0.21	$0.43	$0.43
Cash dividends declared per share (1)	$0.10	$0.08	$0.18	$0.17
Weighted average shares outstanding (1)	17,353,359	17,197,502	17,332,898	17,174,817
Weighted average shares and share equivalents outstanding (1)	17,521,793	17,373,310	17,493,942	17,350,626

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income before noncontrolling interest	$3,926	$3,957	$7,916	$7,910
Other comprehensive (loss) income (net of tax and reclassifications)
Net change in unrealized (losses) gains:
Securities available for sale other-than-temporarily impaired:
Total losses	—	(406)	—	(406)
Losses recognized in earnings	—	31	—	31

Losses recognized in comprehensive income	—	(375)	—	(375)
Income tax effect	—	127	—	127

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	—	(248)	—	(248)
Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the period	(21,515)	(937)	(24,484)	3,897
Income tax effect	7,316	319	8,324	(1,324)

	(14,199)	(618)	(16,160)	2,573

Gains recognized in earnings	(198)	—	(467)	(267)
Income tax effect	67	—	159	91

	(131)	—	(308)	(176)

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired, net of tax	(14,330)	(618)	(16,468)	2,749

Unrealized holding (loss) gain on securities, net	(14,330)	(866)	(16,468)	2,501

Pension and Postretirement Amortization	36	52	73	105
Income tax effect	(12)	(18)	(25)	(36)

	24	34	48	69

Fair Value adjustment on derivatives	1,100	(626)	1,369	(406)
Income tax effect	(374)	213	(465)	138

	726	(413)	904	(268)

Other comprehensive (loss) income	(13,580)	(1,245)	(15,516)	2,302

Net comprehensive (loss) income before noncontrolling interest	(9,654)	2,712	(7,600)	10,212
Less: net income attributable to the noncontrolling interest	50	276	326	444

Net comprehensive (loss) income attributable to ESB Financial Corporation	$(9,704)	$2,436	$(7,926)	$9,768

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2013	$163	$103,346	$(18,847)	$(3,132)	$89,065	$25,103	$(898)	$194,800
Net income	—	—	—	—	7,590	—	326	7,916
Other comprehensive results, net	—	—	—	—	—	(15,516)	—	(15,516)
Cash dividends at $0.18 per share (1)	—	—	—	—	(3,177)	—	—	(3,177)
Six for five stock split, payment in lieu of fractional shares	29	(34)	—	—	—	—	—	(5)
Purchase of treasury stock, at cost (43,298 shares)	—	—	(595)	—	—	—	—	(595)
Reissuance of treasury stock for stock option exercises (78,551 shares)	—	—	900	—	(24)	—	—	876
Compensation expense ESOP	—	240	—	511	—	—	—	751
Additional ESOP shares purchased	—	(186)	—	—	—	—	—	(186)
Tax effect of compensatory stock options	—	27	—	—	—	—	—	27
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(646)	(646)

Balance at June 30, 2013	$192	$103,393	$(18,542)	$(2,621)	$93,454	$9,587	$(1,218)	$184,245

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$7,916	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	488	514
Provision for loan losses	225	500
Amortization of premiums and accretion of discounts	2,099	1,607
Loss on sale of loans available for sale	—	1
Net gain on sale of securities available for sale	(467)	(267)
Impairment losses on investment securities	—	31
Net realized (gain) loss on derivatives	(217)	400
Amortization of intangible assets	89	129
Compensation expense on ESOP and MRP	751	717
Increases in Bank owned life insurance	(300)	(306)
Decrease in accrued interest receivable	418	448
Decrease in prepaid FDIC assessment	2,031	699
Increase in prepaid expenses and other assets	1,423	(563)
Increase in accrued expenses and other liabilities	4,719	3,500
Gain on sale of real estate acquired through foreclosure	(57)	(17)
Other	(924)	1,211

Net cash provided by operating activities	18,194	16,514

Investing activities:
Loan originations	(94,632)	(109,925)
Purchases of:
Securities available for sale	(105,656)	(143,081)
FHLB Stock	(3,614)	—
Premises and equipment	(94)	(309)
Principal repayments of:
Loans receivable	86,948	95,508
Securities available for sale	125,633	125,229
Proceeds from the sale of:
Securities available for sale	1,795	767
Real estate acquired through foreclosure	579	587
Premises and Equipment	105	—
Proceeds from bank owned life insurance	—	1,386
Redemption of FHLB stock	1,966	2,073
Funding of real estate held for investment	(3,846)	(4,640)
Proceeds from real estate held for investment	2,607	3,783

Net cash provided by (used in) investing activities	11,791	(28,622)

Financing activities:
Net increase in deposits	32,707	61,959
Proceeds from long-term borrowings	94,030	4,931
Repayments of long-term borrowings	(138,227)	(47,338)
Net decrease in short-term borrowings	(2,502)	(3)
Capital disbursement to noncontrolling interest	(646)	(179)
Redemption of junior subordinated notes	(10,310)	—
Proceeds received from exercise of stock options	903	390
Dividends paid	(1,468)	(2,924)
Payments to acquire treasury stock	(595)	(110)
Stock purchased by ESOP	(199)	(162)

Net cash (used in ) provided by financing activities	(26,307)	16,564

Net increase in cash equivalents	3,678	4,456
Cash equivalents at beginning of period	15,064	38,848

Cash equivalents at end of period	$18,742	$43,304

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2013	2012
Supplemental information:
Interest paid	$10,412	$14,052
Income taxes paid	1,849	1,634
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	53	784
Transfers from loan originations to proceeds on real estate held for investment	3,160	2,808
Dividends declared but not paid	1,764	1,431
Unfunded security commitments	2,160	—

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

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2013, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2013, the Company recorded approximately $185,000 and $352,000, respectively, in compensation expense and a tax benefit of $19,000 and $38,000, respectively, related to our share-based compensation awards that are expected to vest in 2013.

During the three and six months ended June 30, 2012, the Company recorded approximately $103,000 and $211,000, respectively, in compensation expense and a tax benefit of $8,000 and $17,000, respectively, related to our share-based compensation awards that vested in 2012. As of June 30, 2013, there was approximately $846,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At June 30, 2013, there were nineteen interest rate cap contracts outstanding with notional amounts totaling $200.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of June 30, 2013, the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at June 30, 2013 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at June 30, 2013:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.28%	2/10/2018	—	$2,556
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.28%	2/10/2018	—	1,731

	$35,000					—	$4,287

*	Variable receive rate based upon contract rates in effect at June 30, 2013

Recent Accounting and Regulatory Pronouncements

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.     Securities Available for Sale

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2013:
Trust preferred securities	$45,897	$294	$(7,486)	$38,705
Municipal securities	178,025	7,514	(2,753)	182,786
Equity securities	1,056	832	—	1,888
Corporate bonds	212,593	6,350	(669)	218,274
Mortgage-backed securities
U.S. sponsored entities	602,644	20,913	(5,332)	618,225
Private label	2,113	31	(3)	2,141

Subtotal mortgage-backed securities	604,757	20,944	(5,335)	620,366

Total securities	$1,042,328	$35,934	$(16,243)	$1,062,019

December 31, 2012:
Trust preferred securities	$45,894	$367	$(8,234)	$38,027
Municipal securities	177,414	13,717	(244)	190,887
Equity securities	1,142	676	—	1,818
Corporate bonds	219,700	7,186	(1,091)	225,795
Mortgage-backed securities
U.S. sponsored entities	617,158	33,021	(246)	649,933
Private label	4,139	177	—	4,316

Subtotal mortgage-backed securities	621,297	33,198	(246)	654,249

Total securities	$1,065,447	$55,144	$(9,815)	$1,110,776

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013:

As of June 30, 2013

	Less than 12 Months			12 Months or more			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$36,934	$7,486	9	$36,934	$7,486
Municipal securities	31	25,935	2,538	2	3,031	215	33	28,966	2,753
Corporate bonds	7	21,511	384	4	16,715	285	11	38,226	669
Mortgage-backed securities
U.S. sponsored entities	56	193,483	5,332	—	—	—	56	193,483	5,332
Private label	1	566	3	—	—	—	1	566	3

Subtotal mortgage-backed securities	57	194,049	5,335	—	—	—	57	194,049	5,335

Total	95	$241,495	$8,257	15	$56,680	$7,986	110	$298,175	$16,243

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2013, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI losses on individual securities during the quarter or six months ended June 30, 2013.

One pooled trust preferred security has previously been determined to be other than temporarily impaired by approximately $2.0 million, due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 10 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized an independent third party to analyze this bond at June 30, 2013, and it was determined that no additional impairment exists.

Because of the subprime crisis, current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s eight stand alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to a lack of liquidity for resale of this investment type and the absence of reliable pricing information. This method is described more fully in footnote 9, “Fair Value.”

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2013 and December 31, 2012 excluding equity securities which have no maturity dates:

As of June 30, 2013

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	2.80%	$31,630	$32,016
Due from one year to five years	3.16%	177,029	183,797
Due from five to ten years	3.09%	104,946	106,098
Due after ten years	3.07%	727,667	738,220

	3.08%	$1,041,272	$1,060,131

As of December 31, 2012

	Available for sale
(Dollar amounts in thousands)	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	3.80%	$19,137	$19,411
Due from one year to five years	3.05%	187,595	195,182
Due from five to ten years	3.27%	108,288	111,879
Due after ten years	3.30%	749,285	782,486

	3.26%	$1,064,305	$1,108,958

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the six month period ended June 30, 2013 was $1.8 million resulting in gross realized gains of $467,000. The proceeds from the sale of securities for the six month period ended June 30, 2012 was $767,000 resulting in gross realized gains of $267,000. There were no gross realized losses for the six months ended June 30, 2013 and June 30, 2012, respectively.

3.     Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts In thousands)	June 30, 2013	December 31, 2012
Mortgage loans:
Residential real estate
Single family	$331,072	$326,005
Multi family	38,098	33,472
Construction	45,272	46,418

Total residential real estate	414,442	405,895
Commercial real estate
Commercial	84,138	81,077
Construction	15,564	15,878

Total commercial real estate	99,702	96,955

Subtotal mortgage loans	514,144	502,850

Other loans:
Consumer loans
Home equity loans	80,427	80,418
Dealer auto and RV loans	47,244	46,571
Other loans	7,158	7,896

Total consumer loans	134,829	134,885
Commercial business	52,825	54,445

Subtotal other loans	187,654	189,330

Total loans receivable	701,798	692,180
Less:
Allowance for loan losses	6,728	6,709
Deferred loan fees and net discounts	(2,019)	(1,862)
Loans in process	14,722	15,247

Subtotal	19,431	20,094
Net loans receivable	$682,367	$672,086

At June 30, 2013 and December 31, 2012, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first six months of 2013, the qualitative factors for trends in volume and terms were increased for other consumer and commercial loans.

In terms of the Company’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Company’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer loans. The Company has historically experienced very low levels of consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at June 30, 2013. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three and six month periods ended June 30, 2013 and 2012:

Three months ended June 30, 2013

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$556	$2,197	$1,064	$2,389	$515	$6,721
Charge-offs	—	7	107	1	2	117
Recoveries	—	—	49	—	—	49
Provision	7	24	13	31	—	75
Reallocations	(20)	(112)	43	6	83	—

Ending Balance	$543	$2,102	$1,062	$2,425	$596	$6,728

Three months ended June 30, 2012

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$406	$2,339	$955	$2,440	$493	$6,633
Charge-offs	—	—	132	85	—	217
Recoveries	—	—	25	—	—	25
Provision	—	—	—	300	—	300
Reallocations	28	(40)	156	(136)	(8)	—

Ending Balance	$434	$2,299	$1,004	$2,519	$485	$6,741

Six months ended June 30, 2013

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	—	7	253	11	2	273
Recoveries	—	—	67	—	—	67
Provision	20	75	38	92	—	225
Reallocations	(27)	(41)	179	(197)	86	—

Ending Balance	$543	$2,102	$1,062	$2,425	$596	$6,728

Six months ended June 30, 2012

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	—	—	239	124	—	363
Recoveries	—	—	50	17	—	67
Provision	—	—	—	500	—	500
Reallocations	50	(143)	148	11	(66)	—

Ending Balance	$434	$2,299	$1,004	$2,519	$485	$6,741

The following tables present by portfolio segment, the recorded investment in loans at June 30, 2013 and December 31, 2012:

As of June 30, 2013

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,173	$50	$—	$—	$1,223

Ending balance: collectively evaluated for impairment	$543	$929	$1,012	$2,425	$596	$5,505

Loans Receivable:
Ending Balance	$52,825	$99,702	$134,829	$414,442	$—	$701,798

Ending balance: individually evaluated for impairment	$—	$15,095	$383	$2,313	$—	$17,791

Ending balance: collectively evaluated for impairment	$52,825	$84,607	$134,446	$412,129	$—	$684,007

As of December 31, 2012

(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,110	$54	$—	$—	$1,164

Ending balance: collectively evaluated for impairment	$550	$965	$977	$2,541	$512	$5,545

Loans Receivable:
Ending Balance	$54,445	$96,955	$134,885	$405,895	$—	$692,180

Ending balance: individually evaluated for impairment	$—	$13,414	$327	$2,163	$—	$15,904

Ending balance: collectively evaluated for impairment	$54,445	$83,541	$134,558	$403,732	$—	$676,276

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of June 30, 2013

	Residential	Residential	Commercial	Commercial
	Real Estate	Real Estate	Real Estate	Real Estate
(Dollar amounts in thousands)	Multi - family	Construction	Commercial	Construction	Commercial
Pass	$38,098	$40,277	$69,266	$15,564	$52,742
Special Mention	—	1,803	1,442	—	26
Substandard	—	3,192	13,430	—	57
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$38,098	$45,272	$84,138	$15,564	$52,825

As of December 31, 2012
	Residential	Residential	Commercial	Commercial
	Real Estate	Real Estate	Real Estate	Real Estate
(Dollar amounts in thousands)	Multi - family	Construction	Commercial	Construction	Commercial
Pass	$33,472	$41,138	$65,696	$15,878	$53,883
Special Mention	—	4,477	1,334	—	527
Substandard	—	803	14,047	—	35
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$33,472	$46,418	$81,077	$15,878	$54,445

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of June 30, 2013

	Residential Real Estate	Consumer	Dealer	Other
(Dollar amounts in thousands)	Single Family	Home Equity	Auto and RV	Consumer
Performing	$327,593	$80,100	$47,130	$7,102
Nonperforming	3,479	327	114	56

Total	$331,072	$80,427	$47,244	$7,158

As of December 31, 2012

	Residential Real Estate	Consumer	Dealer	Other
(Dollar amounts in thousands)	Single Family	Home Equity	Auto and RV	Consumer
Performing	$322,662	$80,124	$46,450	$7,787
Nonperforming	3,343	294	121	109

Total	$326,005	$80,418	$46,571	$7,896

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

Non-performing loans, which include non-accrual loans and TDRs, were $7.1 million and $7.4 million at June 30, 2013 and December 31, 2012, respectively. The TDRs included in non-performing loans amounted to $304,000 and $368,000 at June 30, 2013 and December 31, 2012, respectively. The Company also had TDR’s that were in compliance with their modified terms of $10.6 million and $8.2 million at June 30, 2013 and December 31, 2012, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

The following tables are an aging analysis of the investment of past due loans receivable as of June 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)

As of June 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$568	$422	$3,479	$4,469	$326,603	$331,072	$—
Construction	—	—	—	—	45,272	45,272	—
Multi-family	—	—	—	—	38,098	38,098	—
Commercial Real Estate
Commercial	49	447	2,899	3,395	80,743	84,138	—
Construction	—	—	—	—	15,564	15,564	—
Consumer
Consumer—home equity	162	40	213	415	80,012	80,427	—
Consumer—dealer auto and RV	493	140	108	741	46,503	47,244	—
Consumer—other	49	7	56	112	7,046	7,158	—
Commercial	—	5	34	39	52,786	52,825	—

Total	$1,321	$1,061	$6,789	$9,171	$692,627	$701,798	$—

(Dollar amounts in thousands) As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$887	$420	$3,343	$4,650	$321,355	$326,005	$—
Construction	—	—	—	—	46,418	46,418	—
Multi-family	—	—	—	—	33,472	33,472	—
Commercial Real Estate
Commercial	246	598	3,211	4,055	77,022	81,077	—
Construction	—	—	—	—	15,878	15,878	—
Consumer
Consumer—home equity	219	—	223	442	79,976	80,418	—
Consumer—dealer auto and RV	771	230	104	1,105	45,466	46,571	—
Consumer—other	70	12	109	191	7,705	7,896	—
Commercial	—	2	35	37	54,408	54,445	—

Total	$2,193	$1,262	$7,025	$10,480	$681,700	$692,180	$—

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

The following tables summarize impaired loans:

Impaired Loans

As of June 30, 2013 and December 31, 2012

	June 30, 2013			December 31, 2012
(Dollar amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$5,621	$5,728	$—	$5,433	$5,540	$—
Residential single family	1,358	1,358		1,360	1,360
Residential construction loans	955	955		803	803
Consumer loans
Home Equity	197	223	—	130	130	—
Dealer auto and RV	9	9	—	14	14	—
With an allowance recorded:
Commercial Real Estate	9,474	9,638	1,173	7,981	8,144	1,110
Consumer Loans:
Home Equity	173	150	46	179	179	50
Dealer auto and RV	4	4	4	4	4	4
Total:
Commercial Real Estate	15,095	15,366	1,173	13,414	13,684	1,110
Consumer	383	386	50	327	327	54
Residential single family	1,358	1,358	—	1,360	1,360	—
Residential construction	955	955	—	803	803	—

Total	$17,791	$18,065	$1,223	$15,904	$16,174	$1,164

	Three months ended June 30, 2013		Three months ended June 30, 2012
(Dollar amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,279	$50	$5,469	$62
Residential loans	1,358	1	1,362	2
Residential construction loans	944	11	382	22
Consumer Loans:
Home equity	190	2	—	—
Dealer auto and RV	10	1	—	—
With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	8,420	134	8,367	108
Consumer Loans:
Home equity	176	2	152	3
Dealer auto and RV	4	—	—	—
Commercial business loans	—	—	39	—
Total:
Commercial Real Estate	$13,699	$184	$13,836	$170
Consumer	380	5	152	3
Residential	1,358	1	1,362	2
Residential construction loans	944	11	382	22
Commercial	—	—	39	—

	Six months ended June 30, 2013		Six months ended June 30, 2012
(Dollar amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,207	$120	$5,503	$112
Residential loans	1,359	4	1,363	5
Residential construction loans	898	18	164	22
Consumer Loans:
Home equity	170	6	—	—
Dealer auto and RV	11	2	—	—
With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	8,180	258	8,398	214
Consumer Loans:
Home equity	175	5	153	5
Dealer auto and RV	4	—	—	—
Commercial business loans	—	—	43	—
Total:
Commercial Real Estate	$13,387	$378	$13,901	$326
Consumer	360	13	153	5
Residential	1,359	4	1,363	5
Residential construction loans	898	18	164	22
Commercial	—	—	43	—

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquent, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of June 30, 2013 and December 31, 2012. The balances are presented by class of loans:

(Dollar amounts in thousands)	June 30, 2013	December 31, 2012
Commercial	$34	$35
Commercial Real Estate	2,899	3,432
Consumer
Consumer—Home Equity	213	293
Consumer—Dealer auto and RV	108	121
Consumer—Other	56	109
Residential	3,479	3,403

Total	$6,789	$7,393

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

The following table includes the recorded investment and number of modifications for modified loans, as of June 30, 2013 and December 31, 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	For the Three Months ended June 30, 2013
			Post-Modification Recorded Investment
(Dollar amounts in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Commercial real estate	11	$2,288	$26	—	$2,262	$2,288
Consumer
Home equity	3	15	15	—	—	15

Troubled Debt Restructurings	14	$2,303	$41	—	$2,262	$2,303

	For the Three Months ended June 30, 2012
			Post-Modification Recorded Investment
(Dollar amounts in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction	3	$947	$947	—	$—	$947
Commercial real estate	1	100	—	—	100	100

Troubled Debt Restructurings	4	$1,047	$947	—	$100	$1,047

	For the Six Months ended June 30, 2013
			Post-Modification Recorded Investment
(Dollar amounts in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Commercial real estate	12	$2,331	$26	—	$2,305	$2,331
Consumer
Home equity	6	91	91	—	—	91

Troubled Debt Restructurings	18	$2,422	$117	—	$2,305	$2,422

	For the Six Months ended June 30, 2012
			Post-Modification Recorded Investment
(Dollar amounts in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction	3	$947	$947	—	$—	$947
Commercial real estate	1	100	—	—	100	100

Troubled Debt Restructurings	4	$1,047	$947	—	$100	$1,047

The Company did not have any TDR’s that defaulted subsequent to their modification during the periods reported.

4.     Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2013		December 31, 2012
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$116,819	9.6%	$109,964	9.3%
NOW account deposits	245,958	20.3%	223,736	19.0%
Money Market deposits	43,187	3.6%	39,255	3.3%
Passbook account deposits	180,213	14.9%	173,343	14.7%
Time deposits	624,587	51.6%	631,759	53.7%

	$1,210,764	100.0%	$1,178,057	100.0%

Time deposits mature as follows:
Within one year	$391,717	62.6%	$375,862	59.6%
After one year through two years	115,794	18.5%	118,333	18.7%
After two years through three years	75,438	12.1%	78,492	12.4%
After three years through four years	22,180	3.6%	36,920	5.8%
After four years through five years	14,679	2.4%	17,106	2.7%
Thereafter	4,779	0.8%	5,046	0.8%

	$624,587	100.0%	$631,759	100.0%

5.     Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

	June 30, 2013		December 31, 2012
(Dollar amounts in thousands)	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	2.57%	$122,703	2.69%	$100,147
Due beyond 12 months but within 2 years	2.29%	47,180	2.88%	71,392
Due beyond 2 years but within 3 years	1.02%	50,075	3.13%	15,873
Due beyond 3 years but within 4 years	1.24%	34,313	2.15%	8,013
Due beyond 4 years but within 5 years	0.84%	2,876	1.03%	7,807
Due beyond 5 years	3.61%	10,000	3.61%	10,000

		$267,147		$213,232

Repurchase agreements:
Due within 12 months	2.62%	$68,000	2.99%	$148,000
Due beyond 12 months but within 2 years	3.65%	20,000	3.07%	40,000
Due beyond 2 years but within 3 years	—	—	4.12%	10,000
Due beyond 3 years but within 4 years	4.28%	25,000	—	—
Due beyond 4 years but within 5 years	3.90%	10,000	4.28%	25,000
Due beyond 5 years	4.66%	35,000	4.49%	45,000

		$158,000		$268,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	750	4.68%	1,000
Due beyond 3 years but within 4 years	—	—	4.68%	250

		$2,750		$3,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	—	—
Due beyond 12 months but within 2 years	3.75%	1,000	—	—
Due beyond 2 years but within 3 years	3.75%	1,000	—	—
Due beyond 3 years but within 4 years	3.75%	1,000	—	—
Due beyond 4 years but within 5 years	3.75%	5,960	—	—

		$9,960		—

Borrowings for joint ventures
Due beyond 4 years but within 5 years	—	$—	3.75%	$74

Junior subordinated notes
Due beyond 5 years	2.10%	$36,083	2.41%	$46,393

Included in the $267.1 million of FHLB advances at June 30, 2013 are $50.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $158.0 million of Repurchase Agreements (REPOs) are $20.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate. In addition, the Company has $25.0 million in structured REPOs with double, or $50.0 million notional amount of imbedded caps, at a strike rate of 3.75% based on the 3 month LIBOR rate. The terms and conditions of these structured REPOs are that the rate is fixed for five years and after 5 years, on a specified date the counterparty has the one time right (European Call) to call the REPO. If the counterparty does not call the REPO on the specified date, the rate remains the same for the remaining five years. These structured REPOs also include a double imbedded cap for the first five year period with a strike rate to the 3 month LIBOR rate. If during the first five years, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by two times the difference between the rate and the strike rate. At no point shall the interest rate on these structured REPOs with imbedded caps be less than zero.

Also included in the $158.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The fair value of the securities as of June 30, 2013 was $190.7 million with an amortized cost of $180.8 million. The fair value of the securities as of December 31, 2012 was $318.9 million with an amortized cost of $297.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company had REPO’s with Citigroup of $65.0 million and $115.0 million respectively, Barclays Capital of $30.0 million and $40.0 million, respectively, Credit Suisse of $43.0 million and $83.0 million, respectively and Morgan Stanley of $20.0 million and $30.0 million, respectively.

As of June 30, 2013, the REPO’s with Citigroup had $11.5 million at risk (where the fair value of the securities exceeds the borrowing), with a weighted average maturity of 22 months, Barclays Capital had $7.4 million at risk with a weighted average maturity of 49 months, Credit Suisse had $13.5 million at risk with a weighted average maturity of 39 months and Morgan Stanley had $331,000 at risk with a weighted average maturity of 12 months.

Borrowings under REPO averaged $161.3 million and $193.0 million during the three months and six months ended June 30, 2013, respectively. The maximum amount outstanding at any month-end was $168.0 million and $258.0 million during the three and six months ended June 30, 2013, respectively.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The dividend rate on the preferred securities reset quarterly to equal the LIBOR plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Dividends on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. On July 23, 2008, the Company redeemed $5.0 million of the preferred securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank National Association (“First Tennessee”). The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. No unamortized deferred debt issuance costs remain on this issuance. On January 24, 2013, the Company redeemed the remaining subordinated debt and securities of ESB Capital Trust II with $5.0 million of the proceeds from a $10.0 million loan with WesBanco, with a fixed interest rate of 3.75%. The remaining $5.0 million of the WesBanco loan was drawn on March 15, 2013 and used to redeem the subordinated debt and securities of ESB Capital Trust III.

On December 17, 2003, ESB Statutory Trust (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. No unamortized deferred debt issuance costs remain on this issuance. On March 18, 2013, the Company redeemed the subordinated debt and securities of ESB Capital Trust III with a $5.0 million of the aforementioned proceeds of the $10.0 million loan from WesBanco.

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

6.     Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net income	$3,876	$3,681
Weighted-average common shares outstanding	17,353	17,198

Basic earnings per share	$0.22	$0.21

Weighted-average common shares outstanding	17,353	17,198
Common stock equivalents due to effect of stock options	169	175

Total weighted-average common shares and equivalents	17,522	17,373

Diluted earnings per share	$0.22	$0.21

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income	$7,590	$7,466
Weighted-average common shares outstanding	17,333	17,174

Basic earnings per share	$0.44	$0.43

Weighted-average common shares outstanding	17,333	17,175
Common stock equivalents due to effect of stock options	161	176

Total weighted-average common shares and equivalents	17,494	17,351

Diluted earnings per share	$0.43	$0.43

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 296,095 and 395,587 at June 30, 2013 and June 30, 2012, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 65,386 shares at $10.35 per diluted share expiring November 2020, 78,424 shares at $11.00 per diluted share expiring November 2021 and 190,335 shares at $10.50 per diluted share expiring November 2022 were outstanding as of June 30, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

Options to purchase 94,651 shares at $10.67 per diluted share expiring November 2013 and 139,202 shares at $11.00 per diluted share expiring November 2021, were outstanding as of June 30, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

7.     Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at June 30, 2013:

Details about AOCI Components	Three Months Ended June 30, 2013 Amount Reclassifed from AOCI	Six Months Ended June 30, 2013 Amount Reclassifed from AOCI	in the Statement where net income is presented
Available-for-sale securities
Realized gain on sale of securities	$199	$467	Non-interest income
Impairment expense	—	—	Non-interest income

	199	467	Total before tax
	(68)	(159)	Income tax expense

	131	308	Net of tax
Defined benefit pension plan items
Amortization of prior service costs	27	53	See Note 1 below
Amortization of actuarial gains/(losses)	10	20	See Note 1 below
Pension curtailment	—	—	See Note 1 below

	37	73	Total before tax
	(13)	(25)	Income tax expense

	24	48	Net of tax
Total reclassifications	$155	$356	Net of tax

Note 1: These items are included in the computation of net periodic pension cost. See Note 8, Retirement Plans, for additional information.

	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total
Beginning balance	$(3,733)	$29,464	$(628)	$25,103
Other comprehensive income/(loss) before reclassification	904	(16,160)	—	(15,256)
Amounts reclassified from AOCI	—	(308)	48	(260)

Net current period OCI	904	(16,468)	48	(15,516)

Ending Balance	$(2,829)	$12,996	$(580)	$9,587

(Dollar amounts in thousands)	12/31/2012
Net unrealized gain on securities available for sale	$29,465
Accumulated loss on effective cash flow hedging derivatives	(3,733)
Net unrecognized pension cost	(629)

Total	$25,103

8.     Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2013, the participants in the plan had credited service under the SERP ranging from 22 to 34 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2013 and 2012:

	SERP		SERP
(Dollar amounts in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Components of net periodic pension cost
Service cost	$25	$20	$50	$40
Interest cost	28	31	56	62
Amortization of unrecognized gains and losses	26	20	52	40
Amortization of prior service cost	10	10	20	20

Net periodic pension cost	$89	$81	$178	$162

	Directors’ Retirement Plan		Directors’ Retirement Plan
(Dollar amounts in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Components of net periodic pension cost
Service cost	$1	$1	$2	$2
Interest cost	7	9	14	18
Amortization of prior service cost	—	22	—	45

Net periodic pension cost	$8	$32	$16	$65

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 45 to 75 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.1 million or 49.13% of the $36.9 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,771	$36,934	$38,705
Municipal securities	—	182,786	—	182,786
Equity securities	1,888	—	—	1,888
Corporate bonds	—	218,274	—	218,274
Mortgage backed securities
U.S. sponsored entities	—	618,225	—	618,225
Private label	—	2,141	—	2,141

Subtotal mortgage-backed securites	—	620,366	—	620,366

Total securities available for sale	$1,888	$1,023,197	$36,934	$1,062,019

Other Assets
Interest rate caps	$—	$507	$—	$507

Total other assets	$—	$507	$—	$507

Liabilities
Other Liabilities
Interest rate swaps	$—	$4,287	$—	$4,287

Total other liabilities	$—	$4,287	$—	$4,287

	As of December 31, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,848	$36,179	$38,027
Municipal securities	—	190,887	—	190,887
Equity securities	1,818	—	—	1,818
Corporate bonds	—	225,795	—	225,795
Mortgage backed securities
U.S. sponsored entities	—	649,933	—	649,933
Private label	—	4,316	—	4,316

Subtotal mortgage-backed securities	—	654,249	—	654,249

Total securities available for sale	$1,818	$1,072,779	$36,179	$1,110,776

Other Assets
Interest rate caps	$—	$90	$—	$90

Total other assets	$—	$90	$—	$90

Liabilities:
Other Liabilties
Interest rate swaps	$—	$5,743	$—	$5,743

Total other liabilities	$—	$5,743	$—	$5,743

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three and six month periods ended June 30, 2013 and 2012

Fair value measurements using significant unobservable inputs (Level III)

	Securities available for sale		Securities available for sale
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance January 1,	$36,353	$36,208	$36,179	$35,789
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	4	4	7	7
Net realized loss on securities available for sale	—	(5)	—	(5)
Included in other comprehensive income	577	(603)	748	(187)
Transfers in and/or out of Level III	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance, June 30,	$36,934	$35,604	$36,934	$35,604

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three and six month period ended June 30, 2013 and 2012 for Level III assets and liabilities that are still held at June 30, 2013 and 2012.

	Securities available for sale		Securities available for sale
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income on securities	$4	$4	$7	$7
Net realized loss on securities available for sale	—	(5)	—	(5)

Total	$4	$(1)	$7	$2

For Level III assets measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at June 30, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Range
Trust Preferred Securities	$36,934	$36,179	Discounted Cash Flow	Credit Spreads	45-75 basis points
				Liquidity Risk Adjustments	20-55 basis points
				Default Rates	.6% -1%
Impaired Loans	16,568	14,740	Discounted Cash Flow	Remaining term	.4 yrs to 21.5 yrs
				Discount Rate	3.8%-7.0%
			Appraisal of collateral	Appraisal adj and liquidation exp	2,000-500,000
Real estate acquired through foreclosure	1,944	2,441	Appraisal of collateral (1)	N/A	N/A
Servicing assets	9	14	Discounted Cash Flow	Remaining term	.2 yrs to 18.5 yrs
				Discount Rate	11.25%-12.25%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended June 30, 2013 and 2012, the Company incurred write-downs on its REO properties of $50,000 and $238,000, respectively. There were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at June 30, 2013 and December 31, 2012 approximated the cash surrender value of the policies at those dates.

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

The following tables set forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$18,742	$18,742	$—	$—	$18,742
Securities	1,062,019	1,888	1,023,197	36,934	1,062,019
Securities Receivable	2,380	2,380	—	—	2,380
Loans receivable and held for sale	682,367	—	—	701,550	701,550
Accrued Interest Receivable	7,650	7,650	—	—	7,650
FHLB Stock	16,725	16,725	—	—	16,725
Bank owned life insurance	30,325	30,325	—	—	30,325
Interest rate cap contracts	507	—	507	—	507
Financial Liabilities:
Deposits	1,210,764	586,177	—	632,621	1,218,798
Borrowed funds	437,857	—	184,787	260,905	445,692
Junior subordinated notes	36,083	—	23,454	—	23,454
Advance payments by borrowers for taxes and insurance	3,372	3,372	—	—	3,372
Accrued interest payable	2,601	2,601	—	—	2,601
Interest rate swap contracts	4,287	—	4,287	—	4,287

	December 31, 2012
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$15,064	$15,064	$—	$—	$15,064
Securities	1,110,776	1,818	1,072,779	36,179	1,110,776
Securities Receivable	1,277	1,277	—	—	1,277
Loans receivable and held for sale	672,086	—	—	702,206	702,206
Accrued Interest Receivable	8,068	8,068	—	—	8,068
FHLB Stock	15,077	15,077	—	—	15,077
Bank owned life insurance	30,025	30,025	—	—	30,025
Interest rate cap contracts	90	—	90	—	90
Financial Liabilities:
Deposits	1,178,057	546,298	—	641,430	1,187,728
Borrowed funds	484,556	—	260,333	249,550	509,883
Junior subordinated notes	46,393	—	25,001	—	25,001
Advance payments by borrowers for taxes and insurance	2,619	2,619	—	—	2,619
Accrued interest payable	1,344	1,344	—	—	1,344
Interest rate swap contracts	5,743	—	5,743	—	5,743

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2013, the Company reported net income of $3.9 million, an increase of approximately $195,000, or 5.3%, over the same period last year. The Company had a decrease in interest income of approximately $2.6 million over the same quarter last year, offset partially by a decrease in interest expense of $2.1 million during the same period. The result was a decrease of $494,000 in net interest income. This decrease in net interest income was offset by an increase in noninterest income of $358,000 and decreases in provision for loan losses, noninterest expense and net income attributable to the noncontrolling interest of $225,000, $37,000 and $226,000, respectively.

During the six months ended June 30, 2013, the Company reported net income of $7.6 million, an increase of approximately $124,000, or 1.7%, over the same period last year. The Company had a decrease in interest income of approximately $5.0 million over the same period last year, offset partially by a decrease in interest expense of $3.8 million during the same period. The result was a decrease of $1.2 million in net interest income. This decrease in net interest income was offset by an increase in noninterest income of $548,000 and decreases in provision for loan losses, noninterest expense and net income attributable to the noncontrolling interest of $275,000, $546,000 and $118,000, respectively.

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

During the six months ended June 30, 2013, the Company had approximately $137.7 million of maturing wholesale borrowings at a weighted average rate of 3.29% and an original call/maturity of 4.6 years. The borrowings that matured were partially replaced with wholesale borrowings of approximately $75.6 million at a weighted average rate of 0.89% and an original call/maturity of 3.1 years and the deposit growth of approximately $32.7 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $3.9 million for the three months ended June 30, 2013 as compared to $3.7 million for the same period in the prior year. The $195,000, or 5.3%, increase in net income for the quarter ended June 30, 2013 as compared to the same period in the prior year was primarily the result of an increase in noninterest income of $358,000 as well as decreases in provision for loan losses, noninterest expense and net income attributable to the non-controlling interest of $225,000, $37,000 and $226,000, respectively, partially offset by a decrease in net interest income of $494,000 and an increase in provision for income taxes of $157,000.

The Company recorded net income of $7.6 million for the six months ended June 30, 2013 as compared to $7.5 million for the same period in the prior year. The $124,000, or 1.7%, increase in net income for the six months ended June 30, 2013 as compared to the same period in the prior year was primarily the result of an increase in noninterest income of $548,000 as well as decreases in provision for loan losses, noninterest expense and net income attributable to the non-controlling interest of $275,000, $546,000 and $118,000, respectively, partially offset by a decrease in net interest income of $1.2 million and an increase in provision for income taxes of $123,000.

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

Historically from an interest rate risk perspective, it has been management’s perception that differing interest rate environments, these being extended low long-term interest rates, rapidly rising short-term interest rates as well as a sustained inverted yield curve, can cause sensitivity to the Company’s net interest income.

Net interest income decreased $494,000, or 4.5%, to $10.5 million for the three months ended June 30, 2013, compared to $11.0 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $2.6 million, partially offset by a decrease in interest expense of $2.1 million.

Net interest income decreased $1.2 million, or 5.6%, to $20.8 million for the six months ended June 30, 2013, compared to $22.0 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $5.0 million, partially offset by a decrease in interest expense of $3.8 million.

Interest income. Interest income decreased $2.6 million, or 13.9%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $362,000 and $2.2 million, respectively.

Interest earned on loans receivable decreased $362,000, or 4.3%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 36 basis points to 4.72% for the three months ended June 30, 2013, compared to 5.08% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $20.0 million, or 3.0%, to $690.3 million for the three months ended June 30, 2013, compared to $670.3 million for the same period in the prior year.

Interest earned on securities decreased $2.2 million, or 21.5%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease was primarily the result of a 62 basis point decrease in the tax equivalent yield on securities to 3.42% for the three months ended June 30, 2013 from 4.04% for the three months ended June 30, 2013, as well as a decrease in the average balance of the securities portfolio of $59.1 million, or 5.4%, to $1.0 billion at June 30, 2013.

Interest income decreased $5.0 million, or 13.4%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $638,000 and $4.3 million, respectively.

Interest earned on loans receivable decreased $638,000, or 3.8%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 34 basis points to 4.78% for the six months ended June 30, 2013, compared to 5.12% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $21.7 million, or 3.3%, to $686.9 million for the six months ended June 30, 2013, compared to $665.2 million for the same period in the prior year.

Interest earned on securities decreased $4.3 million, or 21.0%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease was primarily the result of a 64 basis point decrease in the tax equivalent yield on securities to 3.45% for the six months ended June 30, 2013 from 4.09% for the six months ended June 30, 2012, as well as a decrease in the average balance of the securities portfolio of $47.4 million, or 4.3%, to $1.0 billion at June 30, 2013.

Interest expense. Interest expense decreased $2.1 million, or 27.5%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $556,000 and $1.4 million, respectively.

Interest incurred on deposits decreased $556,000, or 22.8%, for the three months ended June 30, 2013, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 20 basis points to 0.68% from 0.88% for the quarters ended June 30, 2013 and 2012, respectively, as well as a decrease in the average balance of interest-bearing deposits of $9.2 million, or 0.8% to $1.1 billion for the three months ended June 30, 2013. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.4 million, or 31.7%, for the three months ended June 30, 2013 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $96.7 million, or 18.4%, as well as a decrease in the cost of these funds to 2.89% for the quarter ended June 30, 2013 as compared to 3.47%, for the quarter ended June 30, 2012.

Interest expense decreased $3.8 million, or 24.5%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $1.1 million and $2.5 million, respectively.

Interest incurred on deposits decreased $1.1 million, or 23.0%, for the six months ended June 30, 2013, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 21 basis points to 0.71% from 0.92% for the six month periods ended June 30, 2013 and 2012, respectively, as well as a decrease in the average balance of interest-bearing deposits of $2.0 million, or 0.2% to $1.1 billion for the six months ended June 30, 2013. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.5 million, or 27.0%, for the six months ended June 30, 2013 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $87.3 million, or 16.3%, as well as a decrease in the cost of these funds to 3.03% for the six months ended June 30, 2013 as compared to 3.46%, for the six months ended June 30, 2012.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2013, the interest incurred on these borrowings decreased by $93,000, or 15.2%, due to a decrease in the average balance of these funds of $10.3 million, or 22.2%, as a result of redemptions in the first quarter of 2013, partially offset by an increase in the cost of these funds to 5.77% from 5.30% for the same period in the prior year. During the six months ended June 30, 2013, the interest incurred on these borrowings decreased by $144,000, or 11.8%, due to a decrease in the average balance of these funds of $7.7 million, or 16.6%, partially offset by an increase in the cost of these funds to 5.63% from 5.30% for the same period in the prior year.

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

	Three months ended June 30,
	2013				2012
	Average		Yield /		Average		Yield /
(Dollar amounts in thousands)	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$627,589	$4,689	2.99%		$719,027	$6,572	3.70%
Taxable corporate bonds available for sale	262,059	1,690	2.58%		231,424	1,982	3.40%
Tax-exempt securities available for sale	148,202	1,647	6.73	%(1)	146,518	1,665	6.89	%(1)

	1,037,850	8,026	3.42	%(1)	1,096,969	10,219	4.04	%(1)

Mortgage loans	495,905	5,856	4.72%		484,730	6,175	5.10%
Other loans	155,818	1,789	4.61%		149,233	1,832	4.94%
Tax-exempt loans	38,569	327	5.15	%(1)	36,366	327	5.47	%(1)

	690,292	7,972	4.72	%(1)	670,329	8,334	5.08	%(1)

Cash equivalents	10,263	—	0.04%		53,068	31	0.23%
FHLB stock	15,672	10	0.26%		19,351	6	0.10%

	25,935	10	0.17%		72,419	37	0.20%

Total interest-earning assets	1,754,077	16,008	3.88	%(1)	1,839,717	18,590	4.27	%(1)
Other noninterest-earning assets	147,718	—	—		165,074	—	—

Total assets	$1,901,795	$16,008	3.58	%(1)	$2,004,791	$18,590	3.91	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$475,424	$92	0.08%		$454,459	$166	0.15%
Time deposits	628,447	1,789	1.14%		658,653	2,271	1.39%

	1,103,871	1,881	0.68%		1,113,112	2,437	0.88%

FHLB advances	251,556	1,465	2.34%		198,781	1,601	3.24%
Repurchase Agreements	164,667	1,493	3.64%		318,000	2,818	3.56%
Other borrowings	12,917	136	4.22%		9,010	114	5.09%

	429,140	3,094	2.89%		525,791	4,533	3.47%

Junior subordinated notes- fixed	36,083	518	5.77%		36,083	521	5.81%
Junior subordinated notes- adjustable	—	—	—		10,310	90	3.51%

	36,083	518	5.77%		46,393	611	5.30%

Total interest-bearing liabilities	1,569,094	5,493	1.40%		1,685,296	7,581	1.81%
Noninterest-bearing demand deposits	116,667	—	—		105,159	—	—
Other noninterest-bearing liabilities	23,199	—	—		25,843	—	—

Total liabilities	1,708,960	5,493	1.29%		1,816,298	7,581	1.68%
Stockholders’ equity	192,835	—	—		188,493	—	—

Total liabilities and equity	$1,901,795	$5,493	1.16%		$2,004,791	$7,581	1.52%

Net interest income		$10,515				$11,009

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.48	%(1)			2.46	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.63	%(1)			2.61	%(1)

	Six months ended June 30,
	2013				2012
	Average		Yield /		Average		Yield /
(Dollar amounts in thousands)	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$632,807	$9,652	3.05%		$723,494	$13,491	3.73%
Taxable corporate bonds available for sale	263,836	3,415	2.58%		223,043	3,909	3.49%
Tax-exempt securities available for sale	149,012	3,304	6.72	%(1)	146,515	3,312	6.85	%(1)

	1,045,655	16,371	3.45	%(1)	1,093,052	20,712	4.09	%(1)

Mortgage loans	492,660	11,774	4.78%		482,013	12,342	5.12%
Other loans	155,339	3,618	4.70%		148,118	3,713	5.04%
Tax-exempt loans	38,933	653	5.12	%(1)	35,094	628	5.46	%(1)

	686,932	16,045	4.78	%(1)	665,225	16,683	5.12	%(1)

Cash equivalents	9,380	1	0.02%		43,660	49	0.23%
FHLB stock	15,287	18	0.24%		20,038	16	0.16%

	24,667	19	0.16%		63,698	65	0.21%

Total interest-earning assets	1,757,254	32,435	3.93	%(1)	1,821,975	37,460	4.33	%(1)
Other noninterest-earning assets	151,244	—	—		165,630	—	—

Total assets	$1,908,498	$32,435	3.62	%(1)	$1,987,605	$37,460	3.97	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$461,583	$175	0.08%		$429,839	$326	0.15%
Time deposits	627,703	3,668	1.18%		661,447	4,662	1.42%

	1,089,286	3,843	0.71%		1,091,286	4,988	0.92%

FHLB advances	236,947	2,949	2.51%		199,129	3,217	3.25%
Repurchase Agreements	202,167	3,577	3.57%		328,417	5,796	3.55%
Other borrowings	10,575	221	4.21%		9,458	230	4.89%

	449,689	6,747	3.03%		537,004	9,243	3.46%

Junior subordinated notes- fixed	36,083	1,033	5.77%		36,083	1,041	5.80%
Junior subordinated notes- adjustable	2,578	46	3.60%		10,310	182	3.55%

	38,661	1,079	5.63%		46,393	1,223	5.30%

Total interest-bearing liabilities	1,577,636	11,669	1.49%		1,674,683	15,454	1.86%
Noninterest-bearing demand deposits	114,641	—	—		102,039	—	—
Other noninterest-bearing liabilities	22,261	—	—		24,347	—	—

Total liabilities	1,714,538	11,669	1.37%		1,801,069	15,454	1.73%
Stockholders’ equity	193,960	—	—		186,536	—	—

Total liabilities and equity	$1,908,498	$11,669	1.23%		$1,987,605	$15,454	1.56%

Net interest income		$20,766				$22,006

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.44	%(1)			2.47	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.59	%(1)			2.62	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and six month periods ended June 30, 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

	Three months ended, June 30,
	2013 versus 2012
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(528)	$(1,665)	$(2,193)
Loans	243	(605)	(362)
Cash equivalents	(14)	(17)	(31)
FHLB stock	(1)	5	4

Total interest-earning assets	(300)	(2,282)	(2,582)

Interest expense:
Deposits	(20)	(536)	(556)
FHLB advances	367	(503)	(136)
Repurchase agreements	(1,389)	64	(1,325)
Other borrowings	43	(21)	22
Junior subordinated notes	(144)	51	(93)

Total interest-bearing liabilities	(1,143)	(945)	(2,088)

Net interest income	$843	$(1,337)	$(494)

	Six months ended June 30,
	2013 versus 2012
	Increase (decrease) due to
(Dollar amounts in thousands)	Volume	Rate	Total
Interest income:
Securities	$(867)	$(3,474)	$(4,341)
Loans	532	(1,170)	(638)
Cash equivalents	(22)	(26)	(48)
FHLB stock	(4)	6	2

Total interest-earning assets	(361)	(4,664)	(5,025)

Interest expense:
Deposits	(9)	(1,136)	(1,145)
FHLB advances	547	(815)	(268)
Repurchase agreements	(2,234)	15	(2,219)
Other borrowings	25	(34)	(9)
Junior subordinated notes	(213)	69	(144)

Total interest-bearing liabilities	(1,884)	(1,901)	(3,785)

Net interest income	$1,523	$(2,763)	$(1,240)

Provision for loan losses. The provision for loan losses decreased $225,000 to $75,000 for the quarter ended June 30, 2013 when compared to June 30, 2012 and decreased $275,000 to $225,000 for the six months ended June 30, 2013 when compared to June 30, 2012. These provisions were part of the normal operations of the

Company for the periods ending June 30, 2013. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2013 amounted to $6.7 million, or 0.96% of the Company’s total loan portfolio, as compared to $6.7 million, or 0.97%, at December 31, 2012. The Company’s allowance for losses on loans as a percentage of non-performing loans was 94.85% and 90.76% at June 30, 2013 and December 31, 2012, respectively.

Non-interest income. Non-interest income increased $358,000, or 23.3%, for the three months ended June 30, 2013 compared to the same period in the prior year. The increase in non-interest income was comprised of increases to net gain on sale of securities and net realized gain on derivatives of $198,000 and $471,000, respectively, as well as a decrease to net impairment losses on securities of $31,000. These increases were partially offset by decreases in fees and service charges and income from real estate joint ventures of $14,000 and $316,000, respectively.

Non-interest income increased $548,000, or 16.8%, for the six months ended June 30, 2013 compared to the same period in the prior year. The increase in non-interest income was comprised of increases to net gain on sale of securities and net realized gain on derivatives of $200,000 and $617,000, respectively, as well as a decrease to net impairment losses on securities of $31,000. These increases were partially offset by decreases in fees and service charges, income from real estate joint ventures and other income of $124,000, $158,000 and $13,000, respectively.

Net realized gain on securities available for sale increased $198,000 and $200,000 for the three and six months ended June 30, 2013, respectively. During the six months ended 2013, the Company had $285,000 in equity sales from the portfolio resulting in a gain of $197,000 in the first quarter and $2,000 in equity sales resulting in a gain of $1,000 in the quarter ended June 30, 2013. During the six months ended June 30, 2012, the Company had $500,000 in equity sales from the portfolio in the first quarter, resulting in a gain of $267,000, and no sales in the quarter ended June 30, 2012.

The Company had gains on derivatives during the quarter ended June 30, 2013 of $202,000 compared to losses in the same period in 2012 of $269,000, resulting in an increase between the periods of $471,000. The Company had gains on derivatives during the six months ended June 30, 2013 of $217,000 compared to losses in the same period in 2012 of $400,000, resulting in an increase between the periods of $617,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $316,000 and $158,000 for the three and six months ended June 30, 2013 when compared to the same periods in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense decreased $37,000, or 0.5%, to $7.5 million for the three months ended June 30, 2013 as compared to $7.5 million for the same period in the prior year. This decrease was primarily related to decreases in premises and equipment, federal deposit insurance premiums, amortization of intangible assets and other expense of $50,000, $33,000, $20,000 and $108,000, respectively, partially offset by increases in compensation and employee benefits and advertising of $126,000 and $45,000, respectively.

Non-interest expense decreased $546,000, or 3.6%, to $14.7 million for the six months ended June 30, 2013, as compared to $15.2 million for the same period in the prior year. This decrease was primarily related to decreases in premises and equipment, federal deposit insurance premiums, amortization of intangible assets and other expense of $44,000, $132,000, $40,000 and $561,000, respectively, partially offset by increases in compensation and employee benefits and advertising of $198,000 and $40,000, respectively.

Compensation and employee benefits increased $126,000 and $198,000 for the three and six months ended June 30, 2013, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options and the MRP and group life and hospital insurance expense.

Premises and equipment expenses decreased $50,000 and $44,000 for the three and six months ended June 30, 2013, as compared to the same periods in the prior year. During the three and six month periods in 2012 the Company incurred costs related to the demolition of one of the Company’s properties held for investment.

Other expenses decreased $108,000 and $561,000 for the three and six months ended June 30, 2013, as compared to the same period in the prior year. These decreases are primarily due to decreased costs to operate the Company’s REO properties.

Provision for income taxes. The provision for income taxes increased $157,000, or 19.7%, to $956,000 for the three months ended June 30, 2013, compared to $799,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 19.8% for the quarter ended June 30, 2013 as compared to 17.8% for the same period in the prior year.

The provision for income taxes increased $123,000, or 7.5%, to $1.8 million for the six months ended June 30, 2013, compared to $1.6 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 18.9% for the period ended June 30, 2013 as compared to 18.0% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $30.9 million, or 1.6%, during the six month period to $1.90 billion at June 30, 2013, from $1.93 billion at December 31, 2012. This decrease resulted primarily from decreases to securities available for sale, accrued interest receivable, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets of $48.8 million, or 4.4%, $418,000, or 5.2%, $497,000, or 3.5%, $497,000, or 20.4%, $2.0 million, or 20.3% and $94,000, or 31.1%, respectively, partially offset by increases to cash and cash equivalents, loans receivable, net, FHLB stock, bank owned life insurance, securities receivable and prepaid expenses and other assets of $3.7 million, or 24.4%, $10.3 million, or 1.5%, $1.6 million, or 10.9%, $300,000, or 1.0%, $1.1 million, or 86.3% and $4.3 million, or 65.2%, respectively. Total non-performing assets decreased to $9.2 million at June 30, 2013, compared to $10.0 million at December 31, 2012, and non-performing assets to total assets were 0.48% at June 30, 2013 compared to 0.52% at December 31, 2012. The decrease in nonperforming assets of approximately $862,000 was primarily the result of decreases in REO properties and non-performing loans of $497,000 and $235,000, respectively. The Company’s total liabilities decreased $20.4 million, or 1.2%, to $1.71 billion at June 30, 2013 from $1.73 billion at December 31, 2012. This decrease resulted primarily from decreases in borrowed funds and accounts payable for land development of $57.0 million, or 10.7%, and $100,000, or 4.9%, partially offset by an increase in deposits, advance payments by borrowers for taxes and insurance and accrued expenses and other liabilities of $32.7 million, or 2.8%, $753,000, or 28.8%, and $3.3 million, or 17.0%, respectively. Total stockholders’ equity decreased $10.6 million, or 5.4%, to $184.2 million at June 30, 2013, from $194.8 million at December 31, 2012. The decrease to stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income of $15.5 million, or 61.8%, partially offset by increases in additional paid in capital and retained earnings of $47,000, or 0.1%, and $4.4 million, or 4.9%, respectively, and decreases in treasury stock and unearned employee stock ownership plan shares of $305,000, or 1.6%, and $511,000, or 16.3%, respectively. Average stockholders’ equity to average assets was 10.16%, and book value per share was $10.45 at June 30, 2013 compared to 9.67% and $11.07, respectively, at December 31, 2012.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents increased a combined $3.7 million, or 24.4%, to $18.7 million at June 30, 2013, from $15.1 million at December 31, 2012. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and securities repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio decreased by $48.8 million, or 4.4%, to $1.1 billion at June 30, 2013. During the six months ended June 30, 2013, the Company had sales of $1.5 million, consisting of a fixed-rate collateralized mortgage obligation and $287,000 of equities resulting in a gain of $467,000. In addition, there were repayments and maturities of securities of $125.6 million and premium amortizations of $1.8 million as well as a decrease of $25.6 million due to declines in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these decreases were purchases during the six months ended June 30, 2013 of available for sale securities of $105.7 million, consisting of fixed-rate mortgage backed securities of $68.0 million, adjustable-rate mortgage backed securities of $29.0 million, $8.7 million of municipal bonds and $3,400 of common stock.

The Company’s investment strategy for 2013 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $95.0 million of wholesale borrowings with embedded interest rate caps totaling $120.0 million and $200.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. As of June 30, 2013, this resulted in approximately $217,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of June 30, 2013, the Company had securities with unrealized losses for greater than twelve months of $8.0 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $8.0 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the securities exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $10.3 million, or 1.5%, to $682.4 million at June 30, 2013, from $672.1 million at December 31, 2012. Included in this increase in loans receivable was an increase in mortgage loans of $11.3 million, or 2.2%, partially offset by a decrease in consumer loans and commercial loans of $56,000, or 0.04%, and $1.6 million, or 3.0%. Additionally the portfolio was increased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $663,000, or 3.3%, during the six months ended June 30, 2013.

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

Non-performing assets amounted to $9.2 million, or 0.48%, of total assets at June 30, 2013 compared to $10.0 million, or 0.52%, of total assets at December 31, 2012. The decrease in non-performing assets of approximately $862,000 was primarily the result of decreases in the balances of non-performing loans, REO, repossessed vehicles and TDR’s of $235,000, $497,000, $66,000 and $64,000, respectively.

FHLB Stock. FHLB stock increased by $1.6 million, or 10.9%, to $16.7 million at June 30, 2013 compared to $15.1 million at December 31, 2012. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.0 million, or 20.3%, to $7.9 million at June 30, 2013, from $10.0 million at December 31, 2012. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $94,000, or 31.1%, to $208,000 at June 30, 2013, from $302,000 at December 31, 2012. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $169,000, $88,000 and $7,000 for the years 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of June 30, 2013 was $30.3 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $4.3 million, or 65.2%, to $11.0 million at June 30, 2013 from $6.6 million at December 31, 2012. This increase is primarily due to an increase in the Company’s deferred tax asset of approximately $8.8 million, partially offset by a decrease in the prepaid FDIC assessment of $2.0 million as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $2.0 million at December 31, 2012 and was repaid by the FDIC in the second quarter of 2013.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 71.9%, of the Company’s total funding sources at June 30, 2013. Total deposits increased $32.7 million, or 2.8%, to $1.2 billion at June 30, 2013. Interest-bearing demand deposits increased $33.0 million and time deposits decreased $7.2 million, during the six months ended June 30, 2013, while non-interest bearing deposits increased approximately $7.0 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $39.9 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $57.0 million, or 10.7%, to $473.9 million at June 30, 2013, from $530.9 million at December 31, 2012. FHLB advances increased $53.9 million, or 25.3%, repurchase agreements decreased $110.0 million or 41.0%, other borrowings increased approximately $9.4 million, or 282.4%, while junior subordinated notes decreased approximately $10.3 million, or 22.2% during the six months ended June 30,

2013. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly. During the first quarter of 2013, the Company entered into a loan with Wesbanco Bank and used the proceeds to redeem a portion of the junior subordinated notes. Additional information regarding the redemption can be found in footnote 7.

Accounts payable for land development. The accounts payable for land development decreased $100,000, or 4.9%, to $1.9 million at June 30, 2013, from $2.0 million at December 31, 2012. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $3.3 million, or 17.0%, to $22.4 million at June 30, 2013, from $19.2 million at December 31, 2012. The increase was primarily due to increases various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity decreased $10.6 million, or 5.4%, to $184.2 million at June 30, 2013, from $194.8 million at December 31, 2012. The decrease to stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income of $15.5 million, or 61.8%, partially offset by increases in additional paid in capital and retained earnings of $47,000, or 0.05%, and $4.4 million, or 4.9%, respectively, and decreases in treasury stock and unearned employee stock ownership plan shares of $305,000, or 1.6%, and $511,000, or 16.3%, respectively. Average stockholders’ equity to average assets was 10.16%, and book value per share was $10.45 at June 30, 2013 compared to 9.67% and $11.07, respectively, at December 31, 2012.

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

As of June 30, 2013, the implementation of these asset and liability initiatives resulted in the following: (i) $149.1 million or 24.0% of the Company’s mortgage-backed securities portfolio, $132.6 million or 60.8% of the Company’s corporate bond portfolio and $36.9 million or 95.4% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $180.4 million or 25.7% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $52.0 million or 14.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.0 years and (iv) the Company had $200.0 million in notional amount of interest rate caps and $95.0 million in structured borrowings with $120.0 million in notional amount of imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2013, the Company’s interest-earning assets maturing or repricing within one year totaled $668.5 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $746.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $78.2 million or a negative 4.1% of total assets. At June 30, 2013, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 89.5%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at June 30, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the June 30, 2013 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at June 30, 2013 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

As of June 30, 2013

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income—increase (decrease)	2.87%	3.83%	(3.47%)	N/A
Return on average equity—increase (decrease)	5.63%	7.50%	(6.88%)	N/A
Diluted earnings per share—increase (decrease)	5.97%	7.81%	(7.00%)	N/A
EVE—increase (decrease)	(8.25%)	(17.49%)	(8.64%)	N/A

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

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income—increase (decrease)	3.19%	6.13%	(3.49%)	N/A
Return on average equity—increase (decrease)	6.52%	12.59%	(7.26%)	N/A
Diluted earnings per share—increase (decrease)	6.80%	13.07%	(7.45%)	N/A
EVE—increase (decrease)	(3.47%)	(10.65%)	(13.76%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $18.2 million for the six months ended June 30, 2013. Net cash provided by operating activities was primarily comprised of net income of $7.9 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $2.1 million and $13.4 million, respectively, as well as a decrease in the prepaid FDIC assessment of $2.0 million and slight variances in other operating activities.

Funds provided by investing activities totaled $11.8 million during the six months ended June 30, 2013. Primary sources of funds included principal repayments of loans receivable and securities available for sale of $86.9 million and $125.6 million, respectively, partially offset by uses of funds of $105.7 million for purchases of securities available for sale and $94.6 million for loan originations and purchases.

Funds used by financing activities totaled $26.3 million for the six months ended June 30, 2013. The primary uses of funds were repayments of long-term borrowings, redemption of junior subordinated notes and payments of dividends of $138.2 million, $10.3 million and $1.5 million, respectively. Partially offsetting these uses were sources of funds from an increase in deposits and proceeds from long-term borrowings of $32.7 million and $94.0 million, respectively.

At June 30, 2013, the total approved loan commitments outstanding amounted to $5.8 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $87.6 million and the unadvanced portion of construction loans approximated $14.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $391.7 million.

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

On June 18, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2013, to shareholders of record at the close of business on June 29, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2013, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 9.0% and 15.5%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012, filed with the SEC on March 15, 2013. Management believes there have been no material changes in the Company’s market risk since December 31, 2012.

Item 4. Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. During the period ended June 30, 2013, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)	Not applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
April 1-30, 2013	19,247	$13.86	19,247	793,925
May 1-31, 2013	914	12.37	914	793,011
June 1-30, 2013	947	12.25	947	792,064

Totals	21,108	$13.72	21,108	792,064

(1)	On May 20, 2009, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 600,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The final shares in this program were purchased in April

2013. On April 22, 2013, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 880,000 shares, of the Company’s outstanding common stock. The program began upon the completion of the existing plan. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: August 9, 2013	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer