Form 10-Q
period 2013-09-30
ESB FINANCIAL CORP
filed 2013-11-12
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2013:

Common Stock, $0.01 par value	17,679,838 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2013 and December 31, 2012

(Dollar amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Cash on hand and in banks	$5,190	$5,664
Interest-earning deposits	14,649	9,400

Cash and cash equivalents	19,839	15,064
Securities available for sale; cost of $1,049,130 and $1,065,447	1,067,401	1,110,776
Loans receivable, net of allowance for loan losses of $6,713 and $6,709	683,704	672,086
Accrued interest receivable	7,582	8,068
Federal Home Loan Bank (FHLB) stock	13,655	15,077
Premises and equipment, net	13,502	14,286
Real estate acquired through foreclosure, net	1,977	2,441
Real estate held for investment	7,014	9,968
Goodwill	41,599	41,599
Intangible assets	166	302
Bank owned life insurance	30,460	30,025
Securities receivable	1,319	1,277
Prepaid expenses and other assets	11,165	6,645

Total assets	$1,899,383	$1,927,614

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,232,434	$1,178,057
FHLB advances	251,803	213,232
Repurchase agreements	158,000	268,000
Other borrowings	12,467	3,324
Junior subordinated notes	36,083	46,393
Advance payments by borrowers for taxes and insurance	1,503	2,619
Accounts payable for land development	1,669	2,033
Accrued expenses and other liabilities	19,100	19,156

Total liabilities	1,713,059	1,732,814

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,226 and 19,211,028 shares issued; (1) 17,669,375 and 17,599,928 shares outstanding (1)	192	163
Additional paid-in capital	103,456	103,346
Treasury stock, at cost; 1,544,851 and 1,611,100 shares	(18,204)	(18,847)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,370)	(3,132)
Retained Earnings	95,639	89,065
Accumulated other comprehensive income, net	8,692	25,103

Total ESB Financial Corporation’s stockholders’ equity	187,405	195,698
Noncontrolling interest	(1,081)	(898)

Total stockholders’ equity	186,324	194,800

Total liabilities and stockholders’ equity	$1,899,383	$1,927,614

(1)	Shares issued and outstanding have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans receivable	$7,965	$8,334	$24,010	$25,017
Taxable securities available for sale	6,417	7,946	19,484	25,346
Tax free securities available for sale	1,626	1,654	4,930	4,966
FHLB Stock	68	4	86	20
Deposits with banks and federal funds sold	2	5	2	54

Total interest income	16,078	17,943	48,512	55,403

Interest expense:
Deposits	1,800	2,225	5,643	7,213
Borrowed funds	2,917	4,325	9,664	13,568
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	529	618	1,608	1,841

Total interest expense	5,246	7,168	16,915	22,622

Net interest income	10,832	10,775	31,597	32,781
Provision for loan losses	75	350	300	850

Net interest income after provision for loan losses	10,757	10,425	31,297	31,931

Noninterest income:
Fees and service charges	997	860	2,535	2,522
Increase of cash surrender value of bank owned life insurance	135	142	435	448
Net realized gain on securities available for sale	58	197	525	464
Total other-than-temporary impairment losses	—	—	—	(406)
Portion of loss recognized in other comprehensive income before taxes	—	—	—	375

Net impairment losses on investment securities	—	—	—	(31)
Net realized (loss) gain on derivatives	(166)	(138)	51	(538)
Income from real estate held for investment	335	413	1,296	1,532
Other	258	163	585	502

Total noninterest income	1,617	1,637	5,427	4,899

Noninterest expense:
Compensation and employee benefits	4,463	4,306	13,344	12,989
Premises and equipment	676	640	2,066	2,074
Federal deposit insurance premiums	304	337	930	1,095
Data processing	593	608	1,769	1,791
Amortization of intangible assets	41	61	130	190
Advertising	145	174	468	457
Other	1,278	1,122	3,460	3,866

Total noninterest expense	7,500	7,248	22,167	22,462

Income before income taxes	4,874	4,814	14,557	14,368
Provision for income taxes	763	793	2,530	2,437

Net income before noncontrolling interest	4,111	4,021	12,027	11,931
Less: net income attributable to the noncontrolling interest	140	87	466	531

Net income attributable to ESB Financial Corporation	$3,971	$3,934	$11,561	$11,400

Net income per share (1)
Basic	0.23	0.23	0.67	0.66
Diluted	0.23	0.22	0.66	0.66
Cash dividends declared per share (1)	0.10	0.08	0.28	0.25
Weighted average shares outstanding (1)	17,409,820	17,234,850	17,358,818	17,194,979
Weighted average shares and share equivalents outstanding (1)	17,602,691	17,388,541	17,530,471	17,350,103

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income before noncontrolling interest	$4,111	$4,021	$12,027	$11,931
Other comprehensive (loss) income (net of tax and reclassifications)
Net change in unrealized (losses) gains:
Securities available for sale other-than-temporarily impaired:
Total losses	—	—	—	(406)
Losses recognized in earnings	—	—	—	31

Losses recognized in comprehensive income	—	—	—	(375)
Income tax effect	—	—	—	127

Unrealized holding losses on other-than-temporarily impaired securities available for sale, net of tax	—	—	—	(248)
Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the period	(1,363)	9,956	(25,845)	14,386
Income tax effect	463	(3,385)	8,788	(4,891)

	(900)	6,571	(17,057)	9,495

Gains recognized in earnings	(58)	(197)	(525)	(464)
Income tax effect	20	67	178	158

	(38)	(130)	(347)	(306)

Unrealized holding (losses) gains on securities available for sale not other-than-temporarily-impaired, net of tax	(938)	6,441	(17,404)	9,189

Unrealized holding (loss) gain on securities, net	(938)	6,441	(17,404)	8,941

Pension and Postretirement Amortization	36	51	108	157
Income tax effect	(12)	(18)	(37)	(53)

	24	33	71	104

Fair Value adjustment on derivatives	29	(222)	1,398	(628)
Income tax effect	(10)	76	(476)	214

	19	(146)	922	(414)

Other comprehensive (loss) income	(895)	6,328	(16,411)	8,631

Net comprehensive income (loss) before noncontrolling interest	3,216	10,349	(4,384)	20,562
Less: net income attributable to the noncontrolling interest	140	87	466	531

Net comprehensive income (loss) attributable to ESB Financial Corporation	$3,076	$10,262	(4,850)	$20,031

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2013	$163	$103,346	$(18,847)	$(3,132)	$89,065	$25,103	$(898)	$194,800
Net income	—	—	—	—	11,561	—	466	12,027
Other comprehensive results, net	—	—	—	—	—	(16,411)	—	(16,411)
Cash dividends at $0.28 per share (1)	—	—	—	—	(4,915)	—	—	(4,915)
Six for five stock split, payment in lieu of fractional shares	29	(34)	—	—	—	—	—	(5)
Purchase of treasury stock, at cost (44,828 shares)	—	—	(615)	—	—	—	—	(615)
Reissuance of treasury stock for stock option exercises (111,077 shares)	—	—	1,258	—	(72)	—	—	1,186
Compensation expense ESOP and MRP	—	404	—	762	—	—	—	1,166
Additional ESOP shares purchased	—	(300)	—	—	—	—	—	(300)
Tax effect of compensatory stock options	—	40	—	—	—	—	—	40
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(649)	(649)

Balance at September 30, 2013	$192	$103,456	$(18,204)	$(2,370)	$95,639	$8,692	$(1,081)	$186,324

(1)	Outstanding shares and per share data have been adjusted to reflect the six-for-five stock split declared April 16, 2013.

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$12,027	$11,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	729	767
Provision for loan losses	300	850
Amortization of premiums and accretion of discounts	2,951	2,549
Net gain on sale of securities available for sale	(525)	(464)
Impairment losses on investment securities	—	31
Net realized (gain) loss on derivatives	(51)	538
Amortization of intangible assets	130	190
Compensation expense on ESOP and MRP	1,166	1,087
Increases in Bank owned life insurance	(435)	(448)
Decrease in accrued interest receivable	486	946
Decrease in prepaid FDIC assessment	2,031	1,007
Decrease (increase) in prepaid expenses and other assets	2,628	(1,761)
Increase in accrued expenses and other liabilities	1,429	5,005
Gain on sale of real estate acquired through foreclosure	(58)	(44)
Other	(2,784)	(706)

Net cash provided by operating activities	20,024	21,478

Investing activities:
Loan originations	(149,279)	(163,958)
Purchases of:
Securities available for sale	(165,442)	(196,027)
FHLB Stock	(4,937)	—
Premises and equipment	(50)	(418)
Principal repayments of:
Loans receivable	141,572	143,494
Securities available for sale	177,813	199,861
Proceeds from the sale of:
Securities available for sale	1,956	1,084
Real estate acquired through foreclosure	586	1,927
Premises and Equipment	105	—
Proceeds from bank owned life insurance	—	1,386
Redemption of FHLB stock	6,359	3,908
Funding of real estate held for investment	(5,714)	(7,495)
Proceeds from real estate held for investment	3,571	4,553

Net cash provided by (used in) investing activities	6,540	(11,685)

Financing activities:
Net increase in deposits	54,377	36,973
Proceeds from long-term borrowings	105,291	7,512
Repayments of long-term borrowings	(162,073)	(79,043)
Net (decrease) increase in short-term borrowings	(5,504)	9,295
Capital disbursement to noncontrolling interest	(649)	(520)
Redemption of junior subordinated notes	(10,310)	—
Proceeds received from exercise of stock options	1,226	681
Dividends paid	(3,232)	(4,388)
Payments to acquire treasury stock	(615)	(175)
Stock purchased by ESOP	(300)	(250)

Net cash used in financing activities	(21,789)	(29,915)

Net increase (decrease) in cash equivalents	4,775	(20,122)
Cash equivalents at beginning of period	15,064	38,848

Cash equivalents at end of period	$19,839	$18,726

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2013 and 2012 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013	2012
Supplemental information:
Interest paid	$15,605	$20,402
Income taxes paid	2,050	2,960
Supplemental schedule of non-cash investing and financing activities:
Transfers from loans receivable to real estate acquired through foreclosure	86	1,192
Transfers from loan originations to proceeds on real estate held for investment	4,733	5,162
Dividends declared but not paid	1,767	1,467

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in eight real estate joint ventures, all of which are owned 51% or greater by AMSCO. The Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

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

The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2013, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2013, the Company recorded approximately $186,000 and $537,000, respectively, in compensation expense and a tax benefit of $12,000 and $49,000, respectively, related to our share-based compensation awards that are expected to vest in 2013. As of September 30, 2013, there was approximately $727,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

During the three and nine months ended September 30, 2012, the Company recorded approximately $116,000 and $327,000, respectively, in compensation expense and a tax benefit of $6,000 and $23,000, respectively, related to our share-based compensation awards that vested in 2012.

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

At September 30, 2013, there were twenty one interest rate cap contracts outstanding with notional amounts totaling $220.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of September 30, 2013, the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at September 30, 2013 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2013:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss
Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.28%	2/10/2018	$—	$862
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.28%	2/10/2018	—	586

	$35,000					$—	$1,448

*	Variable receive rate based upon contract rates in effect at September 30, 2013.

Recent Accounting and Regulatory Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

2.	Securities Available for Sale

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2013:
Trust preferred securities	$45,898	$245	$(7,655)	$38,488
Municipal securities	176,076	6,649	(3,288)	179,437
Equity securities- financial institutions	953	776	—	1,729
Corporate bonds	209,153	6,044	(477)	214,720
Mortgage-backed securities
U.S. sponsored entities	615,116	20,921	(4,966)	631,071
Private label	1,934	24	(2)	1,956

Subtotal mortgage-backed securities	617,050	20,945	(4,968)	633,027

Total securities	$1,049,130	$34,659	$(16,388)	$1,067,401

December 31, 2012:
Trust preferred securities	$45,894	$367	$(8,234)	$38,027
Municipal securities	177,414	13,717	(244)	190,887
Equity securities- financial institutions	1,142	676	—	1,818
Corporate bonds	219,700	7,186	(1,091)	225,795
Mortgage-backed securities
U.S. sponsored entities	617,158	33,021	(246)	649,933
Private label	4,139	177	—	4,316

Subtotal mortgage-backed securities	621,297	33,198	(246)	654,249

Total securities	$1,065,447	$55,144	$(9,815)	$1,110,776

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013:

As of September 30, 2013

(Dollar amounts in thousands)

	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	9	$36,768	$7,655	9	$36,768	$7,655
Municipal securities	33	27,172	2,894	2	2,853	394	35	30,025	3,288
Corporate bonds	5	13,894	160	4	15,432	317	9	29,326	477
Mortgage-backed securities
U.S. sponsored entities	52	176,057	4,966	—	—	—	52	176,057	4,966
Private label	1	542	2	—	—	—	1	542	2

Subtotal mortgage-backed securities	53	176,599	4,968	—	—	—	53	176,599	4,968

Total	91	$217,665	$8,022	15	$55,053	$8,366	106	$272,718	$16,388

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2013, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. There were no OTTI losses on individual securities during the quarter or nine months ended September 30, 2013.

The Company holds one pooled trust preferred security that has previously been determined to be other than temporarily impaired by approximately $2.0 million, due solely to credit related factors. This security is a collateralized debt obligation currently comprised of trust preferred securities of 9 financial institutions and has a Moody’s rating of Ca, which is below investment grade. The Company utilized an independent third party to analyze this bond at June 30, 2013, and it was determined that no additional impairment exists. At September 30, 2013 the Company utilized a discounted cash flow pricing method and determined no additional impairment exists.

Because of the subprime crisis, current markets for variable rate corporate trust preferred securities are illiquid. This includes the Company’s eight stand-alone trust preferred securities and the Company’s one pooled trust preferred security. The Company used a discounted cash flow method to price these securities due to a lack of liquidity for resale of this investment type and the absence of reliable pricing information. This method is described more fully in footnote 9, “Fair Value.”

The following table summarizes scheduled maturities of the Company’s securities as of September 30, 2013 and December 31, 2012 excluding equity securities which have no maturity dates:

As of September 30, 2013

(Dollar amounts in thousands)

	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	2.83%	$33,273	$33,721
Due from one year to five years	3.12%	173,386	179,923
Due from five to ten years	3.26%	106,118	108,038
Due after ten years	3.08%	735,400	743,990

	3.10%	$1,048,177	$1,065,672

As of December 31, 2012

(Dollar amounts in thousands)

	Available for sale
	Weighted	Amortized	Fair
	Average Yield	cost	value
Due in one year or less	3.80%	$19,137	$19,411
Due from one year to five years	3.05%	187,595	195,182
Due from five to ten years	3.27%	108,288	111,879
Due after ten years	3.30%	749,285	782,486

	3.26%	$1,064,305	$1,108,958

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the nine month period ended September 30, 2013 was $2.0 million resulting in gross realized gains of $525,000. The proceeds from the sale of securities for the nine month period ended September 30, 2012 was $1.1 million resulting in gross realized gains of $464,000. There were no gross realized losses for the nine months ended September 30, 2013 and September 30, 2012, respectively.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts In thousands)

	September 30,	December 31,
	2013	2012
Mortgage loans:
Residential real estate
Single family	$335,419	$326,005
Multi family	38,291	33,472
Construction	46,323	46,418

Total residential real estate	420,033	405,895
Commercial real estate
Commercial	79,299	81,077
Construction	16,816	15,878

Total commercial real estate	96,115	96,955

Subtotal mortgage loans	516,148	502,850

Other loans:
Consumer loans
Home equity loans	82,193	80,418
Dealer auto and RV loans	48,003	46,571
Other loans	7,097	7,896

Total consumer loans	137,293	134,885
Commercial business	51,148	54,445

Subtotal other loans	188,441	189,330

Total loans receivable	704,589	692,180
Less:
Allowance for loan losses	6,713	6,709
Deferred loan fees and net discounts	(2,133)	(1,862)
Loans in process	16,305	15,247

Subtotal	20,885	20,094
Net loans receivable	$683,704	$672,086

At September 30, 2013 and December 31, 2012, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first nine months of 2013, the qualitative factors for trends in volume and terms were increased for mortgages including single family 1-4, multi-family and commercial real estate as well as other consumer and commercial loans.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at September 30, 2013. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2013 and 2012:

Three months ended September 30, 2013

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$543	$2,102	$1,062	$2,425	$596	$6,728
Charge-offs	17	—	93	13	—	123
Recoveries	—	—	33	—	—	33
Provision	18	63	34	(40)	—	75
Reallocations	(44)	(107)	63	233	(145)	—

Ending Balance	$500	$2,058	$1,099	$2,605	$451	$6,713

Three months ended September 30, 2012

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$434	$2,299	$1,004	$2,519	$485	$6,741
Charge-offs	32	163	206	153	—	554
Recoveries	—	—	27	—	—	27
Provision	94	—	174	82	—	350
Reallocations	—	(62)	—	97	(35)	—

Ending Balance	$496	$2,074	$999	$2,545	$450	$6,564

Nine months ended September 30, 2013

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	17	7	346	24	2	396
Recoveries	—	—	100	—	—	100
Provision	38	138	72	52	—	300
Reallocations	(71)	(148)	242	36	(59)	—

Ending Balance	$500	$2,058	$1,099	$2,605	$451	$6,713

Nine months ended September 30, 2012

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$384	$2,442	$1,045	$2,115	$551	$6,537
Charge-offs	32	163	445	277	—	917
Recoveries	—	—	77	17	—	94
Provision	144	—	322	384	—	850
Reallocations	—	(205)	—	306	(101)	—

Ending Balance	$496	$2,074	$999	$2,545	$450	$6,564

The following tables present by portfolio segment, the recorded investment in loans at September 30, 2013 and December 31, 2012:

As of September 30, 2013

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,063	$49	$—	$—	$1,112

Ending balance: collectively evaluated for impairment	$500	$995	$1,050	$2,605	$451	$5,601

Loans Receivable:
Ending Balance	$51,148	$96,115	$137,293	$420,033	$—	$704,589

Ending balance: individually evaluated for impairment	$—	$14,688	$394	$2,207	$—	$17,289

Ending balance: collectively evaluated for impairment	$51,148	$81,427	$136,899	$417,826	$—	$687,300

As of December 31, 2012

(Dollar amounts in thousands)

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$1,110	$54	$—	$—	$1,164

Ending balance: collectively evaluated for impairment	$550	$965	$977	$2,541	$512	$5,545

Loans Receivable:
Ending Balance	$54,445	$96,955	$134,885	$405,895	$—	$692,180

Ending balance: individually evaluated for impairment	$—	$13,414	$327	$2,163	$—	$15,904

Ending balance: collectively evaluated for impairment	$54,445	$83,541	$134,558	$403,732	$—	$676,276

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2013 and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of September 30, 2013

(Dollar amounts in thousands)

	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$38,291	$42,563	$64,903	$16,816	$51,071
Special Mention	—	681	1,369	—	22
Substandard	—	3,079	13,027	—	55
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$38,291	$46,323	$79,299	$16,816	$51,148

As of December 31, 2012

(Dollar amounts in thousands)

	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial
Pass	$33,472	$41,138	$65,696	$15,878	$53,883
Special Mention	—	4,477	1,334	—	527
Substandard	—	803	14,047	—	35
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$33,472	$46,418	$81,077	$15,878	$54,445

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of September 30, 2013

(Dollar amounts in thousands)

	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer
Performing	$331,904	$81,892	$47,832	$7,017
Nonperforming	3,515	301	171	80

Total	$335,419	$82,193	$48,003	$7,097

As of December 31, 2012

(Dollar amounts in thousands)

	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer
Performing	$322,662	$80,124	$46,450	$7,787
Nonperforming	3,343	294	121	109

Total	$326,005	$80,418	$46,571	$7,896

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

Non-performing loans, which include non-accrual loans and TDRs, were $6.8 million and $7.4 million at September 30, 2013 and December 31, 2012, respectively. The TDRs included in non-performing loans amounted to $112,000 and $368,000 at September 30, 2013 and December 31, 2012, respectively. The Company also had TDR’s that were in compliance with their modified terms of $10.6 million and $8.2 million at September 30, 2013 and December 31, 2012, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

The following tables are an aging analysis of the investment of past due loans receivable as of September 30, 2013 and December 31, 2012:

(Dollar amounts in thousands)

As of September 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$855	$383	$3,515	$4,753	$330,666	$335,419	$—
Construction	—	—	—	—	38,291	46,323	—
Multi-family	—	—	—	—	46,323	38,291	—
Commercial Real Estate
Commercial	75	397	2,631	3,103	76,196	79,299	—
Construction	—	—	—	—	16,816	16,816	—
Consumer
Consumer - home equity	129	—	237	366	81,827	82,193	—
Consumer - dealer auto and RV	433	172	169	774	47,229	48,003	—
Consumer - other	17	4	80	101	6,996	7,097	—
Commercial	1	—	33	34	51,114	51,148	—

Total	$1,510	$956	$6,665	$9,131	$695,458	$704,589	$—

(Dollar amounts in thousands)

As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$887	$420	$3,343	$4,650	$321,355	$326,005	$—
Construction	—	—	—	—	46,418	46,418	—
Multi-family	—	—	—	—	33,472	33,472	—
Commercial Real Estate
Commercial	246	598	3,211	4,055	77,022	81,077	—
Construction	—	—	—	—	15,878	15,878	—
Consumer
Consumer - home equity	219	—	223	442	79,976	80,418	—
Consumer - dealer auto and RV	771	230	104	1,105	45,466	46,571	—
Consumer - other	70	12	109	191	7,705	7,896	—
Commercial	—	2	35	37	54,408	54,445	—

Total	$2,193	$1,262	$7,025	$10,480	$681,700	$692,180	$—

Impaired Loans

Management considers commercial loans, commercial real estate loans and development loans which are 90 days or more past due to be impaired. Larger commercial loans, commercial real estate loans and development loans which are 60 days or more past due, including any troubled debt restructuring, are selected for impairment testing. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the fair value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a provision for loan loss estimate or a charge-off to the allowance for loan losses. The Company collectively reviews all residential real estate and consumer loans for impairment.

The following tables summarize impaired loans:

Impaired Loans

As of September 30, 2013 and December 31, 2012

(Dollar amounts in thousands)

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$5,532	$5,639	$—	$5,433	$5,540	$—
Residential single family	1,357	1,357	—	1,360	1,360
Residential construction loans	850	850	—	803	803
Consumer loans
Home Equity	211	236	—	130	130	—
Dealer auto and RV	8	8	—	14	14	—
With an allowance recorded:
Commercial Real Estate	9,156	9,319	1,063	7,981	8,144	1,110
Consumer Loans:
Home Equity	172	150	46	179	179	50
Dealer auto and RV	3	3	3	4	4	4
Total:
Commercial Real Estate	14,688	14,958	1,063	13,414	13,684	1,110
Consumer	394	397	49	327	327	54
Residential single family	1,357	1,357	—	1,360	1,360	—
Residential construction	850	850	—	803	803	—

Total	$17,289	$17,562	$1,112	$15,904	$16,174	$1,164

(Dollar amounts in thousands)

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,562	$57	$5,451	$58
Residential loans	1,358	3	1,361	2
Residential construction loans	885	7	102	10
Consumer Loans:
Home equity	198	4	91	10
Dealer auto and RV	9	—	—	—
With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	9,176	116	8,248	105
Consumer Loans:
Home equity	172	3	152	1
Dealer auto and RV	3	—	—	—
Commercial business loans	—	—	37	2
Total:
Commercial Real Estate	$14,738	$173	$13,699	$163
Consumer	382	7	243	11
Residential	1,358	3	1,361	2
Residential construction loans	885	7	102	10
Commercial	—	—	37	2

(Dollar amounts in thousands)

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$5,325	$177	$5,488	$170
Residential loans	1,359	7	1,362	7
Residential construction loans	894	25	421	32
Consumer Loans:
Home equity	179	10	43	10
Dealer auto and RV	10	2	—	—
With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	8,512	374	8,353	319
Consumer Loans:
Home equity	174	8	153	6
Dealer auto and RV	4	—	—	—
Commercial business loans	—	—	41	2
Total:
Commercial Real Estate	$13,837	$551	$13,841	$489
Consumer	367	20	196	16
Residential	1,359	7	1,362	7
Residential construction loans	894	25	421	32
Commercial	—	—	41	2

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquent, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable and TDR’s on nonaccrual status as of September 30, 2013 and December 31, 2012. The balances are presented by class of loans:

(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
Commercial	$33	$35
Commercial Real Estate	2,631	3,432
Consumer
Consumer - Home Equity	237	293
Consumer - Dealer auto and RV	168	121
Consumer - Other	80	109
Residential	3,516	3,403

Total	$6,665	$7,393

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

The following table includes the recorded investment and number of modifications for modified loans for the three and nine months ended September 30, 2013 and 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)

	For the Three Months ended
	September 30, 2013
		Pre-Modification Outstanding	Post-Modification Recorded Investment
	Number of Contracts	Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Consumer
Home equity	1	$25	$25	—	$—	$25

Troubled Debt Restructurings	1	$25	$25	$—	$—	$25

(Dollar amounts in thousands)

	For the Three Months ended
	September 30, 2012
		Pre-Modification Outstanding	Post-Modification Recorded Investment
	Number of Contracts	Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Consumer
Home equity	6	$139	$139	$—	$—	$139

Troubled Debt Restructurings	6	$139	$139	$—	$—	$139

(Dollar amounts in thousands)

	For the Nine Months ended
	September 30, 2013
		Pre-Modification Outstanding	Post-Modification Recorded Investment
	Number of Contracts	Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Commercial real estate	12	$2,331	$26	$—	$2,305	$2,331
Consumer
Home equity	7	116	116	—	—	116

Troubled Debt Restructurings	19	$2,447	$142	$—	$2,305	$2,447

(Dollar amounts in thousands)

	For the Nine Months ended
	September 30, 2012
		Pre-Modification Outstanding	Post-Modification Recorded Investment
	Number of Contracts	Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total
Troubled Debt Restructurings
Residential construction	3	$947	$947	$—	$—	$947
Commercial real estate	1	100	—	—	100	100
Consumer
Home equity	6	139	139	—	—	139

Troubled Debt Restructurings	10	$1,186	$1,086	$—	$100	$1,186

The Company did not have any TDR’s that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)

	September 30, 2013		December 31, 2012
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$126,214	10.2%	$109,964	9.3%
NOW account deposits	248,178	20.1%	223,736	19.0%
Money Market deposits	41,226	3.3%	39,255	3.3%
Passbook account deposits	177,747	14.4%	173,343	14.7%
Time deposits	639,069	52.0%	631,759	53.7%

	$1,232,434	100.0%	$1,178,057	100.0%

Time deposits mature as follows:
Within one year	$417,278	65.2%	$375,862	59.6%
After one year through two years	124,448	19.5%	118,333	18.7%
After two years through three years	59,889	9.4%	78,492	12.4%
After three years through four years	19,053	3.0%	36,920	5.8%
After four years through five years	13,216	2.1%	17,106	2.7%
Thereafter	5,185	0.8%	5,046	0.8%

	$639,069	100.0%	$631,759	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)

	September 30, 2013		December 31, 2012
	Weighted average rate	Amount	Weighted average rate	Amount
FHLB advances:
Due within 12 months	2.42%	$118,817	2.69%	$100,147
Due beyond 12 months but within 2 years	2.14%	29,288	2.88%	71,392
Due beyond 2 years but within 3 years	1.02%	47,456	3.13%	15,873
Due beyond 3 years but within 4 years	1.29%	43,426	2.15%	8,013
Due beyond 4 years but within 5 years	3.08%	12,816	1.03%	7,807
Due beyond 5 years	—	—	3.61%	10,000

		$251,803		$213,232

Repurchase agreements:
Due within 12 months	2.69%	$78,000	2.99%	$148,000
Due beyond 12 months but within 2 years	4.12%	10,000	3.07%	40,000
Due beyond 2 years but within 3 years	—	—	4.12%	10,000
Due beyond 3 years but within 4 years	4.28%	25,000	—	—
Due beyond 4 years but within 5 years	4.49%	45,000	4.28%	25,000
Due beyond 5 years	—	—	4.49%	45,000

		$158,000		$268,000

Other borrowings:
ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	4.68%	500	4.68%	1,000
Due beyond 3 years but within 4 years	—	—	4.68%	250

		$2,500		$3,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	—	—
Due beyond 12 months but within 2 years	3.75%	1,000	—	—
Due beyond 2 years but within 3 years	3.75%	1,000	—	—
Due beyond 3 years but within 4 years	3.75%	1,000	—	—
Due beyond 4 years but within 5 years	3.75%	5,967	—	—

		$9,967		$—

Borrowings for joint ventures
Due beyond 4 years but within 5 years	—	$—	3.75%	$74

Junior subordinated notes
Due beyond 5 years	2.08%	$36,083	2.41%	$46,393

Included in the $251.8 million of FHLB advances at September 30, 2013 are $40.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $158.0 million of Repurchase Agreements (REPOs), at September 30, 2013, are $20.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate.

Also included in the $158.0 million of REPOs at September 30, 2013 is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The fair value of the securities as of September 30, 2013 was $192.1 million with an amortized cost of $182.0 million. The fair value of the securities as of December 31, 2012 was $318.9 million with an amortized cost of $297.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company had REPO’s with Citigroup of $65.0 million and $115.0 million respectively, Barclays Capital of $30.0 million and $40.0 million, respectively, Credit Suisse of $43.0 million and $83.0 million, respectively and Morgan Stanley of $20.0 million and $30.0 million, respectively.

As of September 30, 2013, the REPO’s with Citigroup had $11.4 million at risk (where the fair value of the securities exceeds the borrowing), with a weighted average maturity of 19 months, Barclays Capital had $6.0 million at risk with a weighted average maturity of 46 months, Credit Suisse had $13.0 million at risk with a weighted average maturity of 36 months and Morgan Stanley had $3.6 million at risk with a weighted average maturity of 9 months.

Borrowings under REPO averaged $158.0 million and $181.3 million during the three months and nine months ended September 30, 2013, respectively. The maximum amount outstanding at any month-end was $158.0 million and $258.0 million during the three and nine months ended September 30, 2013, respectively.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Net income	$3,971	$3,934
Weighted-average common shares outstanding	17,410	17,235

Basic earnings per share	$0.23	$0.23

Weighted-average common shares outstanding	$17,410	$17,235
Common stock equivalents due to effect of stock options	193	154

Total weighted-average common shares and equivalents	17,603	17,389

Diluted earnings per share	$0.23	$0.22

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
Net income	$11,561	$11,400
Weighted-average common shares outstanding	17,359	17,195

Basic earnings per share	$0.67	$0.66

Weighted-average common shares outstanding	$17,359	$17,195
Common stock equivalents due to effect of stock options	171	155

Total weighted-average common shares and equivalents	17,530	17,350

Diluted earnings per share	$0.66	$0.66

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 296,095 and 395,587 at September 30, 2013 and September 30, 2012, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 64,821 shares at $10.35 per diluted share expiring November 2020, 77,872 shares at $11.00 per diluted share expiring November 2021 and 189,699 shares at $10.50 per diluted share expiring November 2022 were outstanding as of September 30, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

Options to purchase 85,919 shares at $10.35 per diluted share expiring November 2020 and 91,948 shares at $11.00 per diluted share expiring November 2021, were outstanding as of September 30, 2012, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at September 30, 2013:

(Dollar amounts in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	Amount	Amount	in the Statement where net
Details about AOCI Components	Reclassifed from AOCI	Reclassifed from AOCI	income is presented
Available-for-sale securities
Realized gain on sale of securities	$(58)	$(525)	Net realized gain on securities available for sale
	20	178	Provision for income tax expense

	(38)	(347)	Net of tax
Defined benefit pension plan items
Amortization of prior service costs	26	78	See Note 1 below
Amortization of actuarial gains/(losses)	10	30	See Note 1 below

	36	108	Total before tax
	(12)	(37)	Provision for income tax expense

	24	71	Net of tax
Total reclassifications	$(14)	$(276)	Net of tax

Note 1: These items are included in the compensation and employee benefits. See Note 8, Retirement Plans, for additional information.

(Dollar amounts in thousands)

	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total
Beginning balance	$(3,733)	$29,464	$(628)	$25,103
Other comprehensive income/(loss) before reclassification	922	(17,057)	—	(16,135)
Amounts reclassified from AOCI	—	(347)	71	(276)

Net current period OCI	922	(17,404)	71	(16,411)

Ending Balance	$(2,811)	$12,060	$(557)	$8,692

(Dollar amounts in thousands)	12/31/2012
Net unrealized gain on securities available for sale	$29,464
Accumulated loss on effective cash flow hedging derivatives	(3,733)
Net unrecognized pension cost	(628)

Total	$25,103

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2013, the participants in the plan had credited service under the SERP ranging from 22 to 34 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2013 and 2012:

(Dollar amounts in thousands)

	SERP		SERP
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of net periodic pension cost
Service cost	$25	$20	$75	$60
Interest cost	28	31	84	93
Amortization of unrecognized gains and losses	26	20	78	60
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$89	$81	$267	$243

(Dollar amounts in thousands)

	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Components of net periodic pension cost
Service cost	$1	$1	$3	$3
Interest cost	7	9	21	27
Amortization of prior service cost	—	22	—	67

Net periodic pension cost	$8	$32	$24	$97

9.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 45 to 75 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.1 million or 49.30% of the $36.8 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,720	$36,768	$38,488
Municipal securities	—	179,437	—	179,437
Equity securities	1,729	—	—	1,729
Corporate bonds	—	214,720	—	214,720
Mortgage backed securities
U.S. sponsored entities	—	631,071	—	631,071
Private label	—	1,956	—	1,956

Subtotal mortgage-backed securities	—	633,027	—	633,027

Total securities available for sale	$1,729	$1,028,904	$36,768	$1,067,401

Other Assets
Interest rate caps	$—	$638	$—	$638

Total other assets	$—	$638	$—	$638

Liabilities
Other Liabilities
Interest rate swaps	$—	$4,258	$—	$4,258

Total other liabilities	$—	$4,258	$—	$4,258

	As of December 31, 2012
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale
Trust preferred securities	$—	$1,848	$36,179	$38,027
Municipal securities	—	190,887	—	190,887
Equity securities	1,818	—	—	1,818
Corporate bonds	—	225,795	—	225,795
Mortgage backed securities
U.S. sponsored entities	—	649,933	—	649,933
Private label	—	4,316	—	4,316

Subtotal mortgage-backed securities	—	654,249	—	654,249

Total securities available for sale	$1,818	$1,072,779	$36,179	$1,110,776

Other Assets
Interest rate caps	$—	$90	$—	$90

Total other assets	$—	$90	$—	$90

Liabilities:
Other Liabilties
Interest rate swaps	$—	$5,743	$—	$5,743

Total other liabilities	$—	$5,743	$—	$5,743

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2013 and 2012, respectively:

Fair value measurements using significant unobservable inputs (Level III).

(Dollar amounts in thousands)

	Securities available for sale		Securities available for sale
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance January 1,	$36,934	$35,604	$36,179	$35,789
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	4	10	11
Net realized loss on securities available for sale	—	—	—	(5)
Included in other comprehensive income	(169)	214	579	27
Transfers in and/or out of Level III	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance, September 30,	$36,768	$35,822	$36,768	$35,822

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three and nine month period ended September 30, 2013 and 2012 for Level III assets and liabilities that are still held at September 30, 2013 and 2012.

(Dollar amounts in thousands)

	Securities available for sale		Securities available for sale
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income on securities	$3	$4	$10	$11
Net realized loss on securities available for sale	—	—	—	(5)

Total	$3	$4	$10	$6

For Level III assets measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)

	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Range ( Weighted Average)
Trust Preferred Securities	$36,768	$36,179	Discounted Cash Flow	Credit Spreads	45-75 (62.5) basis points
				Liquidity Risk Adjustments	20-55 (36) basis points
				Default Rates	.6% -1%
Impaired Loans	16,177	14,740	Discounted Cash Flow	Remaining term	0 yrs to 27.2 yrs (24 yrs)
				Discount Rate	3.625%-16.3% (6.42%)
			Appraisal of collateral	Appraisal adj and liquidation exp	2,000-500,000
Real estate acquired through foreclosure	1,977	2,441	Appraisal of collateral (1)	N/A	N/A
Servicing assets	8	14	Discounted Cash Flow	Remaining term	.2 yrs to 18 yrs (12 yrs)
				Discount Rate	11.25%-12.25% (11.51%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the three month period ended September 30, 2013 and 2012, the Company incurred write-downs on its REO properties of $6,000 and $7,000, respectively. During the nine month periods ended September 30, 2013 and 2012, the Company incurred write-downs on its REO properties of $56,000 and $368,000, respectively. There were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2013 and December 31, 2012 approximated the cash surrender value of the policies at those dates.

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

The following tables set forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of September 30, 2013 and December 31, 2012:

September 30, 2013

(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$19,839	$19,839	$—	$—	$19,839
Securities	1,067,401	1,729	1,028,904	36,768	1,067,401
Securities Receivable	1,319	1,319	—	—	1,319
Loans receivable and held for sale	683,704	—	—	699,504	699,504
Accrued Interest Receivable	7,582	7,582	—	—	7,582
FHLB Stock	13,655	13,655	—	—	13,655
Bank owned life insurance	30,460	30,460	—	—	30,460
Interest rate cap contracts	638	—	638	—	638
Financial Liabilities:
Deposits	1,232,434	593,365	—	646,249	1,239,614
Borrowed funds	422,270	—	173,535	264,947	438,482
Junior subordinated notes	36,083	—	24,176	—	24,176
Advance payments by borrowers for taxes and insurance	1,503	1,503	—	—	1,503
Accrued interest payable	2,654	2,654	—	—	2,654
Interest rate swap contracts	4,258	—	4,258	—	4,258

December 31, 2012

(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$15,064	$15,064	$—	$—	$15,064
Securities	1,110,776	1,818	1,072,779	36,179	1,110,776
Securities Receivable	1,277	1,277	—	—	1,277
Loans receivable and held for sale	672,086	—	—	702,206	702,206
Accrued Interest Receivable	8,068	8,068	—	—	8,068
FHLB Stock	15,077	15,077	—	—	15,077
Bank owned life insurance	30,025	30,025	—	—	30,025
Interest rate cap contracts	90	—	90	—	90
Financial Liabilities:
Deposits	1,178,057	546,298	—	641,430	1,187,728
Borrowed funds	484,556	—	260,333	249,550	509,883
Junior subordinated notes	46,393	—	25,001	—	25,001
Advance payments by borrowers for taxes and insurance	2,619	2,619	—	—	2,619
Accrued interest payable	1,344	1,344	—	—	1,344
Interest rate swap contracts	5,743	—	5,743	—	5,743

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended September 30, 2013, the Company reported net income of $4.0 million, an increase of approximately $37,000, or 0.9%, over the same period in the prior year. This increase was primarily the result of an increase in net interest income of $57,000 and decreases in provision for loan losses and provision for income taxes of $275,000 and $30,000, respectively, partially offset by a decrease in noninterest income of $20,000, as well as increases in noninterest expense and net income attributable to noncontrolling interest of $252,000 and $53,000, respectively.

During the nine months ended September 30, 2013, the Company reported net income of $11.6 million, an increase of approximately $161,000, or 1.4%, over the same period in the prior year. This increase was primarily the result of an increase in noninterest income of $528,000, as well as decreases in provision for loan losses, noninterest expense and net income attributable to noncontrolling interest of $550,000, $295,000 and $65,000, respectively. These increases to income were partially offset by a decrease in net interest income of $1.2 million and an increase in provision for income taxes of $93,000. The decrease in net interest income for the period ended September 30, 2013 was primarily the result of a decrease in interest income of $6.9 million, partially offset by a decrease in interest expense of $5.7 million.

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

During the nine months ended September 30, 2013, the Company had approximately $161.3 million of maturing wholesale borrowings at a weighted average rate of 3.31% and an original call/maturity of 4.5 years. The borrowings that matured were partially replaced with wholesale borrowings of approximately $86.8 million at a weighted average rate of 0.99% and an original call/maturity of 3.3 years and the deposit growth of approximately $54.4 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.0 million for the three months ended September 30, 2013 as compared to $3.9 million for the same period in the prior year. The $37,000, or 0.9%, increase in net income for the quarter ended September 30, 2013 as compared to the same period in the prior year was primarily the result of an increase in net interest income of $57,000 as well as decreases in provision for loan losses and provision for income taxes of $275,000 and $30,000 respectively, partially offset by a decline in noninterest income of $20,000 and increases in noninterest expense and income attributable to the non-controlling interest of $252,000 and $53,000, respectively.

The Company recorded net income of $11.6 million for the nine months ended September 30, 2013 as compared to $11.4 million for the same period in the prior year. The $161,000, or 1.4%, increase in net income for the nine months ended September 30, 2013 as compared to the same period in the prior year was primarily the result of an increase in noninterest income of $528,000 as well as decreases in provision for loan losses, noninterest expense and net income attributable to the non-controlling interest of $550,000, $295,000 and $65,000, respectively, partially offset by a decrease in net interest income of $1.2 million and an increase in provision for income taxes of $93,000.

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

Net interest income increased $57,000, or 0.5%, to $10.8 million for the three months ended September 30, 2013. This increase in net interest income was the result of a decrease in interest expense of $1.92 million, offset by a decrease in interest income of $1.86 million.

Net interest income decreased $1.2 million, or 3.6%, to $31.6 million for the nine months ended September 30, 2013, compared to $32.8 million for the same period in the prior year. This decrease in net interest income was the result of a decrease in interest income of $6.9 million, partially offset by a decrease in interest expense of $5.7 million.

Interest income. Interest income decreased $1.9 million, or 10.4%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease can primarily be attributed to decreases to interest earned on loans receivable and securities available for sale of $369,000 and $1.5 million, respectively.

Interest earned on loans receivable decreased $369,000, or 4.4%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 34 basis points to 4.69% for the three months ended September 30, 2013, compared to 5.03% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $16.7 million, or 2.5%, to $692.2 million for the three months ended September 30, 2013, compared to $675.5 million for the same period in the prior year.

Interest earned on securities decreased $1.6 million, or 16.2% for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease was primarily the result of a 40 basis point decrease in the tax equivalent yield on securities to 3.40% for the three months ended September 30, 2013 from 3.80% for the three months ended September 30, 2012, as well as a decrease in the average balance of the securities portfolio of $52.2 million, or 4.8%, to $1.0 billion at September 30, 2013.

Interest income decreased $6.9 million, or 12.4%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease can primarily be attributed to decreases in interest earned on loans receivable and securities available for sale of $1.0 million and $5.9 million, respectively.

Interest earned on loans receivable decreased $1.0 million, or 4.0%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 34 basis points to 4.75% for the nine months ended September 30, 2013, compared to 5.09% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $20.0 million, or 3.0%, to $688.7 million for the nine months ended September 30, 2013, compared to $668.6 million for the same period in the prior year.

Interest earned on securities decreased $5.9 million, or 19.5%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease was primarily the result of a 57 basis point decrease in the tax equivalent yield on securities to 3.43% for the nine months ended September 30, 2013 from 4.00% for the nine months ended September 30, 2012, as well as a decrease in the average balance of the securities portfolio of $49.0 million, or 4.5%, to $1.0 billion at September 30, 2013.

Interest expense. Interest expense decreased $1.9 million, or 26.8%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $425,000 and $1.4 million, respectively.

Interest incurred on deposits decreased $425,000, or 19.1%, for the three months ended September 30, 2013, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 17 basis points to 0.64% from 0.81% for the quarters ended September 30, 2013 and 2012, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $12.5 million, or 1.1% to $1.1 billion for the three months ended September 30, 2013. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.4 million, or 32.6%, for the three months ended September 30, 2013 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $78.9 million, or 15.7%, to $423.1 million for the three months ended September 30, 2013, as well as a decrease in the cost of these funds to 2.73% for the quarter ended September 30, 2013 as compared to 3.43%, for the quarter ended September 30, 2012.

Interest expense decreased $5.7 million, or 25.2%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $1.6 million and $3.9 million, respectively.

Interest incurred on deposits decreased $1.6 million, or 21.8%, for the nine months ended September 30, 2013, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 19 basis points to 0.69% from 0.88% for the nine month periods ended September 30, 2013 and 2012, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $2.8 million, or 0.3% to $1.1 billion for the nine months ended September 30, 2013. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $3.9 million, or 28.8%, for the nine months ended September 30, 2013 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $84.5 million, or 16.1%, as well as a decrease of 52 basis points in the cost of these funds to 2.93% for the nine months ended September 30, 2013 as compared to 3.45%, for the nine months ended September 30, 2012.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2013, the interest incurred on these borrowings decreased by $89,000, or 14.4%, compared to the quarter ended September 30, 2012 due to a decrease in the average balance of these funds of $10.3 million, or 22.2%, as a result of redemptions in the first quarter of 2013, partially offset by an increase in the cost of these funds to 5.81% from 5.29% for the same period in the prior year. During the nine months ended September 30, 2013, the interest incurred on these borrowings decreased by $233,000, or 12.7%, compared to the nine months ended September 30, 2012 due to a decrease in the average balance of these funds of $8.6 million, or 18.5%, partially offset by an increase in the cost of these funds to 5.68% from 5.30% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2013				2012
	Average		Yield/		Average		Yield/
	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$639,262	4,807	3.01%		$696,108	6,032	3.47%
Taxable corporate bonds available for sale	255,606	1,610	2.52%		251,833	1,914	3.00%
Tax-exempt securities available for sale	149,132	1,626	6.61	%(1)	148,275	1,654	6.76	%(1)

	1,044,000	8,043	3.40	%(1)	1,096,216	9,600	3.80	%(1)

Mortgage loans	499,294	5,825	4.67%		488,729	6,118	5.01%
Other loans	156,290	1,819	4.62%		150,400	1,888	4.99%
Tax-exempt loans	36,585	321	5.27	%(1)	36,350	328	5.45	%(1)

	692,169	7,965	4.69	%(1)	675,479	8,334	5.03	%(1)

Cash equivalents	12,766	2	0.06%		19,183	5	0.10%
FHLB stock	15,472	68	1.74%		17,654	4	0.11%

	28,238	70	0.98%		36,837	9	0.11%

Total interest-earning assets	1,764,407	16,078	3.87	%(1)	1,808,532	17,943	4.19	%(1)
Other noninterest-earning assets	130,108	—	—		165,319	—	—

Total assets	$1,894,515	16,078	3.60	%(1)	$1,973,851	17,943	3.84	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	469,186	91	0.08%		460,833	89	0.08%
Time deposits	639,129	1,709	1.06%		635,022	2,136	1.34%

	1,108,315	1,800	0.64%		1,095,855	2,225	0.81%

FHLB advances	252,395	1,352	2.12%		195,059	1,568	3.20%
Repurchase Agreements	158,000	1,431	3.59%		299,667	2,660	3.53%
Other borrowings	12,672	134	4.20%		7,250	97	5.27%

	423,067	2,917	2.73%		501,976	4,325	3.43%

Junior subordinated notes- fixed	36,083	529	5.82%		36,083	528	5.81%
Junior subordinated notes- adjustable	—	—	—		10,310	90	3.47%

	36,083	529	5.82%		46,393	618	5.29%

Total interest-bearing liabilities	1,567,465	5,246	1.33%		1,644,224	7,168	1.73%
Noninterest-bearing demand deposits	122,651	—	—		109,823	—	—
Other noninterest-bearing liabilities	21,622	—	—		26,750	—	—

Total liabilities	1,711,738	5,246	1.22%		1,780,797	7,168	1.60%
Stockholders’ equity	182,777	—	—		193,054	—	—

Total liabilities and equity	$1,894,515	5,246	1.10%		$1,973,851	7,168	1.44%

Net interest income		10,832				10,775

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.54	%(1)			2.46	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.69	%(1)			2.61	%(1)

(Dollar amounts in thousands)	Nine months ended September 30,
	2013				2012
	Average		Yield /		Average		Yield /
	Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Taxable securities available for sale	$634,959	14,459	3.04%		$714,365	19,523	3.64%
Taxable corporate bonds available for sale	261,093	5,025	2.57%		232,639	5,823	3.31%
Tax-exempt securities available for sale	149,052	4,930	6.68	%(1)	147,101	4,966	6.82	%(1)

	1,045,104	24,414	3.44	%(1)	1,094,105	30,312	4.00	%(1)

Mortgage loans	494,870	17,598	4.74%		484,252	18,460	5.08%
Other loans	155,656	5,437	4.67%		148,879	5,601	5.03%
Tax-exempt loans	38,150	975	5.18	%(1)	35,513	956	5.45	%(1)

	688,676	24,010	4.75	%(1)	668,644	25,017	5.09	%(1)

Cash equivalents	10,509	2	0.03%		35,501	54	0.20%
FHLB stock	15,348	86	0.75%		19,243	20	0.14%

	25,857	88	0.46%		54,744	74	0.18%

Total interest-earning assets	1,759,637	48,512	3.91	%(1)	1,817,493	55,403	4.28	%(1)
Other noninterest-earning assets	144,199	—	—		165,526	—	—

Total assets	$1,903,836	48,512	3.61	%(1)	$1,983,019	55,403	3.93	%(1)

Interest-bearing liabilities:
Interest-bearing demand deposits	464,116	266	0.08%		440,171	415	0.13%
Time deposits	631,512	5,377	1.14%		652,638	6,798	1.39%

	1,095,628	5,643	0.69%		1,092,809	7,213	0.88%

FHLB advances	242,096	4,300	2.37%		197,772	4,785	3.23%
Repurchase Agreements	187,444	5,008	3.57%		318,833	8,455	3.54%
Other borrowings	11,274	356	4.22%		8,722	328	5.01%

	440,814	9,664	2.93%		525,327	13,568	3.45%

Junior subordinated notes- fixed	36,083	1,562	5.79%		36,083	1,568	5.80%
Junior subordinated notes- adjustable	1,718	46	3.58%		10,310	273	3.54%

	37,801	1,608	5.69%		46,393	1,841	5.30%

Total interest-bearing liabilities	1,574,243	16,915	1.44%		1,664,529	22,622	1.82%
Noninterest-bearing demand deposits	117,311	—	—		104,634	—	—
Other noninterest-bearing liabilities	22,050	—	—		25,147	—	—

Total liabilities	1,713,604	16,915	1.32%		1,794,310	22,622	1.68%
Stockholders’ equity	190,232	—	—		188,709	—	—

Total liabilities and equity	$1,903,836	16,915	1.19%		$1,983,019	22,622	1.52%

Net interest income		31,597				32,781

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.47	%(1)			2.46	%(1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.62	%(1)			2.62	%(1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and nine month periods ended September 30, 2013, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)

	Three months ended, September 30,
	2013 versus 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(442)	$(1,115)	$(1,557)
Loans	202	(571)	(369)
Cash equivalents	(1)	(2)	(3)
FHLB stock	—	64	64

Total interest-earning assets	(241)	(1,624)	(1,865)

Interest expense:
Deposits	25	(450)	(425)
FHLB advances	389	(605)	(216)
Repurchase agreements	(1,282)	53	(1,229)
Other borrowings	61	(24)	37
Junior subordinated notes	(147)	58	(89)

Total interest-bearing liabilities	(954)	(968)	(1,922)

Net interest income	$713	$(656)	$57

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013 versus 2012
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$(1,310)	$(4,588)	$(5,898)
Loans	734	(1,741)	(1,007)
Cash equivalents	(23)	(29)	(52)
FHLB stock	(5)	71	66

Total interest-earning assets	(604)	(6,287)	(6,891)

Interest expense:
Deposits	19	(1,589)	(1,570)
FHLB advances	942	(1,427)	(485)
Repurchase agreements	(3,510)	63	(3,447)
Other borrowings	86	(58)	28
Junior subordinated notes	(359)	126	(233)

Total interest-bearing liabilities	(2,822)	(2,885)	(5,707)

Net interest income	$2,218	$(3,402)	$(1,184)

Provision for loan losses. The provision for loan losses decreased $275,000 to $75,000 for the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012 and decreased $550,000 to $300,000 for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. These provisions were part of the normal operations of the Company for the periods ending September 30, 2013. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2013 amounted to $6.7 million, or 0.95% of the Company’s total loan portfolio, as compared to $6.7 million, or 0.97%, at December 31, 2012. The Company’s allowance for losses on loans as a percentage of non-performing loans was 99.06% and 90.76% at September 30, 2013 and December 31, 2012, respectively.

Non-interest income. Non-interest income decreased $20,000, or 1.2%, for the three months ended September 30, 2013 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to net gain on sale of securities and income from real estate held for investment of $139,000 and $78,000, respectively, as well as an increase in the net realized loss on derivatives of $28,000. These decreases to income were partially offset by increases in fees and service charges and other income of $137,000 and $95,000, respectively.

Non-interest income increased $528,000, or 10.8%, for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase in non-interest income was comprised of increases in net gain on sale of securities and other income of $61,000 and $83,000, respectively, as well as decreases in net realized loss on derivatives of $589,000 and net impairment losses on securities of $31,000. These increases were partially offset by decreases in income from real estate held for investment of $236,000.

Net realized gain on securities available for sale decreased $139,000 for the three months ended September 30, 2013 and increased $61,000 for the nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2013, the Company had $1.5 million in fixed rate mortgage-backed security sales in the first quarter, $287,000 of equity sales in the second quarter, and $161,000 of equity sales in the third quarter, resulting in a gain of $58,000 for the quarter and $525,000 for the nine month period. During the nine months ended September 30, 2012, the Company had $1.1 million in sales from the portfolio, consisting of sales of equity securities resulting in a gain of $464,000.

The Company had losses on derivatives during the quarter ended September 30, 2013 of $166,000, compared to losses in the same period in 2012 of $138,000, resulting in a decrease between the periods of $28,000. The Company had gains on derivatives during the nine months ended September 30, 2013 of $51,000, compared to losses in the same period in 2012 of $538,000, resulting in an increase between the periods of $589,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $78,000 and $236,000 for the three and nine months ended September 30, 2013 when compared to the same periods in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $252,000, or 3.5%, to $7.5 million for the three months ended September 30, 2013 as compared to $7.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, premises and equipment and other expense of $157,000, $36,000 and $156,000, respectively, partially offset by decreases in federal deposit insurance premiums, data processing, amortization of intangible assets and advertising of $33,000, $15,000, $20,000 and $29,000, respectively.

Non-interest expense decreased $295,000, or 1.3%, to $22.2 million for the nine months ended September 30, 2013, as compared to $22.5 million for the same period in the prior year. This decrease was primarily related to decreases in federal deposit insurance premiums, data processing, amortization of intangible assets and other expense of $165,000, $22,000, $60,000 and $406,000, respectively, partially offset by increases in compensation and employee benefits and advertising of $355,000 and $11,000, respectively.

Compensation and employee benefits increased $157,000 and $355,000 for the three and nine months ended September 30, 2013, as compared to the same periods in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options and the MRP and group life and hospital insurance expense.

Premises and equipment expenses increased $36,000 for the three months ended September 30, 2013, as compared to the same period in the prior year, primarily due to a loss on a property the Company has held for sale. Premises and equipment expenses decreased $8,000 for the nine months ended September 30, 2013, as compared to the same period in the prior year.

Other expenses increased $156,000 for the three months ended September 30, 2013 as compared to the same period in the prior year. This increase is primarily due to increased debit card losses during the quarter. Other expenses decreased $406,000 for the nine months ended September 30, 2013, as compared to the same period in the prior year. These decreases are primarily due to decreased costs to operate the Company’s REO properties, partially offset by increased debit card losses during the period.

Provision for income taxes. The provision for income taxes decreased $30,000, or 3.8%, to $763,000 for the three months ended September 30, 2013, compared to $793,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 16.1% for the quarter ended September 30, 2013 as compared to 16.8% for the same period in the prior year.

The provision for income taxes increased $93,000, or 3.8%, to $2.5 million for the nine months ended September 30, 2013, compared to $2.4 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 18.0% for the period ended September 30, 2013 as compared to 17.6% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets decreased by $28.2 million, or 1.5%, during the nine month period ended September 30, 2013 to $1.90 billion. This decrease resulted primarily from decreases in securities available for sale, accrued interest receivable, Federal Home Loan Bank stock, premises and equipment, real estate acquired through foreclosure, real estate held for investment and intangible assets of $43.4 million, or 3.9%, $486,000, or 6.0%, $1.4 million, or 9.4%, $784,000, or 5.5%, $464,000, or 19.0%, $3.0 million, or 29.6% and $136,000, or 45.0%. These decreases were partially offset by increases in cash and cash equivalents, loans receivable, bank owned life insurance, securities receivable and prepaid expenses and other assets of $4.8 million, or 31.7%, $11.6 million, or 1.7%, $435,000, or 1.4%, $42,000, or 3.3%, and $4.5 million, or 68.0%. Total non-performing assets decreased to $8.8 million at September 30, 2013 compared to $10.0 million at December 31, 2012 and non-performing assets to total assets were 0.46% at September 30, 2013 compared to 0.52% at December 31, 2012. The decrease in non-performing assets of approximately $1.2 million, or 12.0%, was primarily the result of decreases in nonperforming loans, real estate acquired through foreclosure, repossessed vehicles and troubled debt restructuring of $359,000, $464,000, $111,000 and $256,000, respectively. The Company’s total liabilities decreased $19.8 million, or 1.1%, to $1.71 billion at September 30, 2013 from $1.73 billion at December 31, 2012. This decrease resulted primarily from decreases to borrowed funds, advance payments by borrowers for taxes and insurance, accounts payable for land development and accrued expenses and other liabilities of $72.6 million, or 13.7%, $1.1 million, or 42.6%, $364,000, or 17.9% and $56,000, or 0.3%, respectively. These decreases were partially offset by an increase in deposits of $54.4 million, or 4.6%. Total stockholders’ equity decreased $8.5 million, or 4.4%, to $186.3 million at September 30, 2013 from $194.8 million at December 31, 2012. The decrease to stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income of $16.4 million, or 65.4%, partially offset by increases in additional paid in capital and retained earnings of $110,000, or 0.1% and $6.6 million, or 7.4%, respectively and decreases in treasury stock and unearned employee stock ownership plan of $643,000, or 3.4%, and $762,000, or 24.3%, respectively. Accumulated other comprehensive income, which includes the fair value adjustment on the securities portfolio, decreased primarily due to an increase in the interest rate on the ten year Treasury of approximately 85 basis points since December 31, 2012. Average stockholders’ equity to average assets was 9.99%, and book value per share was $10.55 at September 30, 2013 compared to 9.67% and $11.07, respectively, at December 31, 2012.

Cash on hand, Interest-earning deposits and Federal funds sold. Cash on hand and interest-earning deposits represent cash equivalents. Cash equivalents increased a combined $4.8 million, or 31.7%, to $19.8 million at September 30, 2013, from $15.1 million at December 31, 2012. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and securities repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications, respectively. The Company’s securities portfolio decreased by $43.4 million, or 3.9%, to $1.1 billion at September 30, 2013. During the nine months ended September 30, 2013, the Company had sales of $2.0 million, consisting of a fixed-rate collateralized mortgage obligation for $1.5 million and $449,000 of equities resulting in a gain of $525,000. In addition, there were repayments and maturities of securities of $177.8 million, premium amortizations of $2.5 million and a decrease of $27.1 million due to decreases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these decreases were purchases during the nine months ended September 30, 2013 of available for sale securities of $165.4 million, consisting of purchases of fixed-rate mortgage backed securities of $126.0 million, adjustable-rate mortgage backed securities of $28.9 million, $10.5 million of municipal bonds and $3,400 of common stock.

The Company’s investment strategy for 2013 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $60.0 million of wholesale borrowings with imbedded interest rate caps and $220.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. As of September 30, 2013, this resulted in approximately $51,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of September 30, 2013, the Company had securities with unrealized losses for greater than twelve months of $8.4 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $8.4 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the securities exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $11.6 million, or 1.7%, to $683.7 million at September 30, 2013, from $672.1 million at December 31, 2012. Included in this increase in loans receivable were increases in mortgage loans of $13.3 million, or 2.6%, and consumer loans of $2.4 million, or 1.8%, partially offset by a decrease in commercial loans of $3.3 million, or 6.1%. Additionally the portfolio was decreased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined increased $791,000, or 3.9%, during the nine months ended September 30, 2013.

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

Non-performing assets amounted to $8.8 million, or 0.46%, of total assets at September 30, 2013 compared to $10.0 million, or 0.52%, of total assets at December 31, 2012. The decrease in non-performing assets of approximately $1.2 million was primarily the result of decreases in the balances of non-performing loans, REO, repossessed vehicles and TDRs of $359,000, $464,000, $111,000 and $256,000, respectively.

FHLB Stock. FHLB stock decreased by $1.4 million, or 9.4%, to $13.7 million at September 30, 2013 compared to $15.1 million at December 31, 2012. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.9 million, or 29.6%, to $7.0 million at September 30, 2013, from $10.0 million at December 31, 2012. This decrease was partially the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $136,000, or 45.0%, to $166,000 at September 30, 2013, from $302,000 at December 31, 2012. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $170,000, $110,000 and $8,000 for the years 2013, 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of September 30, 2013 was $30.5 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $4.5 million, or 68.0%, to $11.2 million at September 30, 2013 from $6.6 million at December 31, 2012. This increase is primarily due to an increase in the Company’s deferred tax asset of approximately $9.1 million, partially offset by a decrease in the prepaid FDIC assessment of $2.0 million as well as declines in the Company’s receivables. In 2009, the FDIC amended its regulations and required insured institutions to prepay their estimated quarterly risk-based assessments through the year 2012. The Company’s prepaid assessment was $2.0 million at December 31, 2012 and was refunded by the FDIC in the second quarter of 2013.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.2 billion, or 71.9%, of the Company’s total funding sources at September 30, 2013. Total deposits increased $54.4 million, or 4.6%, to $1.2 billion at September 30, 2013. Interest-bearing demand deposits increased $30.8 million and time deposits increased $7.3 million, during the nine months ended September 30, 2013, while non-interest bearing deposits increased approximately $16.3 million during the same period. The deposit growth was comprised primarily of low interest core deposits which increased approximately $47.1 million during the period. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $72.6 million, or 13.7%, to $458.4 million at September 30, 2013, from $530.9 million at December 31, 2012. FHLB advances increased $38.6 million, or 18.1%, repurchase agreements decreased $110.0 million or 41.0%, other borrowings increased approximately $9.1 million, or 275.1%, while junior subordinated notes decreased approximately $10.3 million, or 22.2% during the nine months ended September 30, 2013. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly. During the first quarter of 2013, the Company entered into a loan with Wesbanco Bank and used the proceeds to redeem a portion of the junior subordinated notes. Additional information regarding the redemption can be found in footnote 5 to the consolidated financial statements in Item 1.

Accounts payable for land development. The accounts payable for land development decreased $364,000, or 17.9%, to $1.7 million at September 30, 2013, from $2.0 million at December 31, 2012. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities decreased by $56,000 or 0.3%, to $19.1 million at September 30, 2013, from $19.2 million at December 31, 2012. The decrease was primarily due to decreases in various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity decreased $8.5 million, or 4.4%, to $186.3 million at September 30, 2013 from $194.8 million at December 31, 2012. The decrease to stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income of $16.4 million, or 65.4%, partially offset by increases in additional paid in capital and retained earnings of $110,000, or 0.1% and $6.6 million, or 7.4%, respectively and decreases in treasury stock and unearned employee stock ownership plan of $643,000, or 3.4%, and $762,000, or 24.3%, respectively. Accumulated other comprehensive income, which includes the fair value adjustment on the securities portfolio, decreased primarily due to an increase in the interest rate on the ten year Treasury of approximately 85 basis points since December 31, 2012. Average stockholders’ equity to average assets was 9.99%, and book value per share was $10.55 at September 30, 2013 compared to 9.67% and $11.07, respectively, at December 31, 2012.

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

As of September 30, 2013, the implementation of these asset and liability initiatives resulted in the following: (i) $137.4 million or 21.7% of the Company’s mortgage-backed securities portfolio, $129.5 million or 60.3% of the Company’s corporate bond portfolio and $36.8 million or 95.5% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $175.3 million or 24.9% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $52.4 million or 14.5% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 4.0 years and (iv) the Company had $220.0 million in notional amount of interest rate caps and $60.0 million in structured borrowings with imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2013, the Company’s interest-

earning assets maturing or repricing within one year totaled $661.1 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $754.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $93.6 million or a negative 4.9% of total assets. At September 30, 2013, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 87.6. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2013 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2013 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

As of September 30, 2013

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	2.07%	3.45%	(4.82%)	N/A
Return on average equity - increase (decrease)	4.00%	6.74%	(9.61%)	N/A
Diluted earnings per share - increase (decrease)	4.19%	7.02%	(9.85%)	N/A
EVE - increase (decrease)	(8.49%)	(18.99%)	(7.63%)	N/A

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

Net cash provided by operating activities totaled $20.0 million for the nine months ended September 30, 2013. Net cash provided by operating activities was primarily comprised of net income of $12.0 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $2.9 million and $1.4 million, respectively, as well as decreases in the prepaid FDIC assessment and prepaid expenses and other assets of $2.0 million and $2.6 million, respectively, and slight variances in other operating activities.

Funds provided by investing activities totaled $6.5 million during the nine months ended September 30, 2013. Primary sources of funds included principal repayments of loans receivable and securities available for sale of $141.6 million and $177.8 million, respectively, partially offset by uses of funds of $165.4 million for purchases of securities available for sale and $149.3 million for loan originations and purchases.

Funds used by financing activities totaled $21.8 million for the nine months ended September 30, 2013. The primary uses of funds were repayments of long-term borrowings, redemption of junior subordinated notes and payments of dividends of $162.1 million, $10.3 million and $3.2 million, respectively. Partially offsetting these uses were sources of funds from an increase in deposits and proceeds from long-term borrowings of $54.4 million and $105.3 million, respectively.

At September 30, 2013, the total approved loan commitments outstanding amounted to $5.9 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $88.5 million and the unadvanced portion of construction loans approximated $16.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $417.3 million.

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

On September 17, 2013, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable October 25, 2013, to shareholders of record at the close of business on September 30, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2013, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 9.2% and 15.4%, respectively.

Recent Developments. In July 2013 the U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.

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

Item 4. Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. During the period ended September 30, 2013, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2013	—	$—	—	792,064
August 1-31, 2013	1,530	13.19	1,530	790,534
September 1-30, 2013	—	—	—	790,534

Totals	1,530	$13.19	1,530	790,534

(1)	On April 22, 2013, the Company announced a new program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 880,000 shares, of the Company’s outstanding common stock. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002. (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: November 12, 2013	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer