Form 10-K
period 2013-12-31
ESB FINANCIAL CORP
filed 2014-03-14
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

As of June 30, 2013, the aggregate value of the 15,485,062 shares of Common Stock of the Registrant outstanding on such date, which excludes 2,153,317 shares held by all directors and officers of the Registrant as a group, was approximately $187.8 million. This amount is based on the closing sales price of $12.13 per share of the Registrant’s Common Stock on June 30, 2013.

Number of shares of Common Stock outstanding as of March 1, 2014: 17,737,607

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Where Incorporated

1. Portions of the 2013 Annual Report to Stockholders.	Part II

2. Portions of Proxy Statement for the April 16, 2014 Annual Meeting of Stockholders	Part II

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

PART I

Item 1. Business

General

ESB Financial Corporation (the Company) is a Pennsylvania corporation and thrift holding company that provides a wide range of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly owned subsidiary bank, ESB Bank (ESB or the Bank). The Company is also the parent company of ESB Capital Trust IV (the Trust IV), which is a Delaware statutory business trust established to facilitate the issuance of trust preferred securities to the public by the Company, and THF, Inc., a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services and title insurance services.

As of December 31, 2013, the Company had consolidated total assets of $1.9 billion, total deposits of $1.2 billion and stockholders’ equity of $185.8 million. For the year ended December 31, 2013, the Company realized consolidated net income and diluted net income per share of $15.3 million and $0.87, respectively.

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

The Company is subject to examination and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as a savings and loan holding company. The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking and Securities (Department). Additionally, the Company is subject to the various reporting and filing requirements of the Securities and Exchange Commission (SEC). Customer deposits with the Bank are insured to the maximum extent provided by law through the FDIC. The Bank is a member of the FHLB of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. The Bank is further subject to regulations of the Federal Reserve Board, which governs the reserves required to be maintained against deposits and certain other matters.

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

Lending Activities

General. As of December 31, 2013, the Company’s net loans receivable amounted to $695.6 million or 36.5% of the Company’s total assets. Loans secured by real estate amounted to $527.3 million or 73.6% of the total loan receivable portfolio. Consumer loans and commercial business loans amounted to $136.1 million or 19.0% and $52.8 million or 7.4%, respectively, of the Company’s total loan portfolio.

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

The following table sets forth the composition of the Company’s portfolio of loans receivable in dollar amounts and in percentages as of December 31 for the years indicated:

	2013		2012		2011		2010		2009
	Dollar		Dollar		Dollar		Dollar		Dollar
(Dollar amounts in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Mortgage loans:
Residential Real Estate
Single family	$341,775	47.7%	$326,005	47.2%	$312,723	46.7%	$314,051	47.8%	$329,984	47.9%
Construction	44,327	6.2%	46,418	6.7%	45,363	6.8%	48,687	7.4%	$45,749	6.7%
Multi-family	37,857	5.3%	33,472	4.8%	32,370	4.8%	30,091	4.6%	37,664	5.5%

Total residential real estate	423,959	59.2%	405,895	58.7%	390,456	58.3%	392,829	59.8%	413,397	60.1%
Commercial Real Estate
Commercial	77,366	10.8%	81,077	11.7%	83,447	12.4%	82,347	12.5%	84,409	12.3%
Construction	25,971	3.6%	15,878	2.3%	17,307	2.6%	9,701	1.5%	5,360	0.8%

Total commercial real estate	103,337	14.4%	96,955	14.0%	100,754	15.0%	92,048	14.0%	89,769	13.1%
Total mortgage loans	527,296	73.6%	502,850	72.7%	491,210	73.3%	484,877	73.8%	503,166	73.2%
Other loans:
Consumer loans
Home equity loans	82,987	11.6%	80,418	11.6%	72,493	10.8%	71,645	10.9%	73,195	10.7%
Dealer auto and RV loans	46,502	6.5%	46,571	6.7%	47,039	7.0%	50,781	7.7%	56,876	8.3%
Other loans	6,653	0.9%	7,896	1.1%	9,255	1.4%	9,960	1.5%	10,421	1.5%

Total consumer loans	136,142	19.0%	134,885	19.4%	128,787	19.2%	132,386	20.1%	140,492	20.5%
Commercial business loans	52,801	7.4%	54,445	7.9%	50,337	7.5%	40,431	6.1%	43,377	6.3%

Total other loans	188,943	26.4%	189,330	27.3%	179,124	26.7%	172,817	26.2%	183,869	26.8%

Total loans receivable	716,239	100.0%	692,180	100.0%	670,334	100.0%	657,694	100.0%	687,035	100.0%

Less:
Allowance for loan losses	6,805		6,709		6,537		6,547		6,027
Net deferred loan fees and discounts	(2,007)		(1,862)		(1,852)		(1,983)		(2,334)
Loans in process	15,805		15,247		16,728		12,243		11,955

Net loans receivable	$695,636		$672,086		$648,921		$640,887		$671,387

Loans Held for Sale
Residential - single family	$—		$—		$—		$80		$201

The following table sets forth the scheduled contractual principal repayments of loans in the Company’s portfolio at December 31, 2013. Demand loans having no stated schedule of repayment and no stated maturity are reported as due within one year:

	Due in one	Due from one	Due from five	Due after
(Dollar amounts in thousands)	year or less	to five years	to ten years	ten years	Total
Real estate loans	$40,754	$124,628	$107,723	$254,191	$527,296
Consumer loans	19,540	68,806	30,082	17,714	136,142
Commercial business loans	19,570	19,087	8,619	5,525	52,801

	$79,864	$212,521	$146,424	$277,430	$716,239

Fixed and adjustable rate loans represented $627.4 million or 87.6% and $88.8 million or 12.4%, respectively, of the Company’s total loan portfolio as of December 31, 2013.

The following table sets forth the dollar amount of the Company’s fixed and adjustable rate loans due after one year as of December 31, 2013:

	Fixed	Adjustable
(Dollar amounts in thousands)	rate	rate
Real estate loans	$436,239	$50,303
Consumer loans	93,965	22,637
Commercial business loans	32,603	628

	$562,807	$73,568

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

As of December 31, 2013, $3.9 million or 0.56% of the Company’s total loan portfolio consisted of whole loans and participation interests in loans purchased from and serviced other financial institutions.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews the loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans for loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. As of December 31, 2013, all of the Company’s purchased loans were serviced by sellers.

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

The following table sets forth the Company’s loan activity including originations, purchases, principal repayments, sales, transfers to real estate acquired through foreclosure and other changes for the years ended December 31:

(Dollar amounts in thousands)	2013	2012	2011
Net loans receivable at beginning of period	$672,086	$648,921	$640,887
Originations:
Single-family residential real estate	82,501	101,700	69,219
Multi-familiy residential and commercial real estate	37,921	23,944	33,584
Construction	8,857	14,982	12,538
Consumer	50,336	59,105	42,279
Commercial business	23,207	19,464	24,227

	202,822	219,195	181,847
Repayments on loans	(182,811)	(201,232)	(172,428)
Transfers to real estate acquired through foreclosure	(86)	(1,237)	(4,674)
Other changes	3,625	6,439	3,289

Net loans receivable at end of period	$695,636	$672,086	$648,921

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

The Company is permitted by applicable regulations to lend up to 100% of the appraised value of the real property securing a mortgage loan. For loans secured by real property, the Company generally lends up to 80% of the appraised value of such property (the loan-to-value or LTV ratio). The Company also offers several other programs where loans are granted in excess of that limit. The primary program is available on all residential mortgage products, except new construction, and permits LTV ratios of up to 97% provided that private mortgage insurance is obtained. Loan programs involving new construction are limited to 95% LTV ratios. Depending on the term and LTV ratio, the Company requires such insurance coverage in amounts equal to 6% to 35% of the principal balance of the loan. On a more limited basis, the Company also offers another program where loans can be granted in excess of the 80% LTV ratio. This program is limited since it does not require private mortgage insurance. Total exposure limits have been established by the Board of Directors. The program is a 100% LTV ratio home equity product. In practice, the Company has reduced the acceptable maximum LTV ratio over the last three years and is currently limiting these loans to 90% LTV ratios. The Company has also offered products for low- and moderate-income borrowers or for properties in low- and moderate-income census tracks which can exceed the 80% LTV ratio. These low and moderate-income programs were designed to help the Company fulfill its responsibilities under the Community Reinvestment Act. With respect to loans for multi-family and commercial real estate mortgages, the Company generally limits the LTV ratio to 80%.

Under applicable regulations, loans-to-one borrower may not exceed 15% of unimpaired capital and surplus. As of December 31, 2013, ESB was permitted to lend approximately $25.7 million to any one borrower under this standard. Higher limits may be available in certain circumstances. The Company generally will limit its maximum exposure to any one borrower to $15.0 million. However, with the approval of the board, this limit can be exceeded. As of December 31, 2013, the highest amount loaned to one borrower is $15.1 million. As of December 31, 2013, the Company did not have any lending relationships that exceeded the Bank’s regulatory lending limit to one borrower at the time made or committed.

Residential Mortgage and Construction Lending. The Company offers single-family residential mortgage loans with fixed and adjustable rates of interest. As of December 31, 2013, $341.8 million or 47.7% of the total loan portfolio consisted of single-family residential mortgage loans.

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

The Company also grants loans to borrowers, including developers and construction contractors, for the construction of speculative homes and owner-occupied single-family dwellings in the Company’s primary market area. As of December 31, 2013, the Company had $70.3 million or 9.8% of the total loan portfolio outstanding in construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 80%, provided that with respect to construction/permanent loans to individual borrowers for their primary residences, the Company will lend up to 95% subject to private mortgage insurance requirements. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest rate margin and the frequency of the adjustment.

The Company finances the purchase of developed lots and pre-sold residential dwellings and speculative homes with various contractors in the Company’s primary market area. These loans do not have a permanent portion as they are short-term loans repaid via the proceeds from the sale of the lots or speculative homes constructed with the loan proceeds. These projects are typically financed under acquisition and development loans or builder lines-of-credit. As of December 31, 2013, acquisition and development loans were extended on 8 projects with $7.3 million outstanding under commitments approved in the aggregate amount of $10.2 million and builder lines-of-credit were extended to 12 builders with $10.7 million outstanding under lines approved in the aggregate amount of $19.4 million.

Commercial Real Estate and Multi-family Residential Mortgage Lending. The Company originates commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. As of December 31, 2013, the Company had $115.2 million, or 16.1% of the total loan portfolio invested in mortgages secured by commercial real estate and multi-family residential properties.

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

Consumer Lending. As of December 31, 2013, the Company’s consumer loan portfolio totaled $136.1 million or 19.0% of its total loan portfolio. Under applicable regulations, the Company, through the Bank, may make secured and unsecured consumer loans in an aggregate amount up to 30% of the respective institution’s total assets. The 30% limitation does not include home equity loans (loans secured by the equity in the borrower’s residence but not necessarily for the purpose of improvement), home improvement loans or loans secured by deposit accounts. The Company offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Company maintain a profitable spread between its average loan yield and its cost of funds. The Company has increased its emphasis on the origination of consumer loans within its primary market area during the past several years. Consumer lending originations were augmented through marketing techniques, including the targeting of specific customer profiles through the Company’s branch office locations. The Company has adopted underwriting standards for such lending designed to maintain asset quality. The Company offers a variety of consumer loans, including loans secured by deposit accounts, automobile loans (both direct and indirect), home equity loans and secured and unsecured personal loans. On all consumer loans originated, the Company’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet existing obligations and payment on the proposed loan.

As of December 31, 2013, the Company’s largest group of consumer loans was home equity loans. The Company originates both adjustable rate home equity lines-of-credit and fixed rate home equity loans with terms of up to 30 years. As of December 31, 2013, $83.0 million or 61.0% of the Company’s consumer loan portfolio was made up of home equity loans. The Company’s second largest group of consumer loans was indirect automobile and recreational vehicle loans. These loans are made on terms up to six years on both new and used automobiles and are made on terms up to fifteen years on both new and used recreational vehicles. These loans are originated through a network of dealers and are underwritten in accordance with Bank guidelines intended to assess the applicant’s ability to repay and the collateral value adequacy of the financed vehicle. As of December 31, 2013, $46.5 million or 34.2% of the Company’s consumer loan portfolio was made up of indirect automobile and RV loans.

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

Commercial Business Lending. Commercial business loans and lines-of-credit of both a secured and unsecured nature are made by the Company for business purposes to municipalities as well as incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and/or inventory, as well as other business purposes. As of December 31, 2013, commercial business loans amounted to $52.8 million or 7.4% of the Company’s total loan portfolio. Included in the $52.8 million of commercial business loans are $30.5 million of municipal loans.

Loan Servicing. The Company services all loans it has originated for its portfolio. In addition, fees are received for servicing loans which were originated by the Company and sold to third-party investors. As of December 31, 2013, the Company had $4.3 million in loans serviced for third-party investors. Loans purchased are generally serviced by the company which originated the loans. Those companies collect a fee for servicing the loans.

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

As of December 31, 2013, the Company’s non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring, REO and repossessed vehicles, amounted to $10.8 million or 0.56% of the Company’s total assets.

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

The Company regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. As of December 31, 2013, the Company’s classified and criticized assets amounted to $55.4 million, with $51.1 million classified as substandard, $3,000 classified as doubtful, $535,000 classified as loss and $2.6 million identified as special mention.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for the years indicated:

(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Real estate loans	$8,192	$6,554	$5,089	$4,077	$2,921
Commercial business loans	30	35	54	837	417
Consumer loans	415	436	474	768	492

Total non-accrual loans	8,637	7,025	5,617	5,682	3,830

Total as a percentage of total assets	0.45%	0.36%	0.29%	0.30%	0.20%

Real estate acquired through foreclosure and repossessed vehicles	2,010	2,622	3,952	1,276	890

Total as a percentage of total assets	0.11%	0.14%	0.20%	0.07%	0.05%

Troubled debt restructurings	107	368	7,762	7,469	254

Total as a percentage of total assets	0.01%	0.02%	0.40%	0.39%	0.01%

Total non-performing assets	$10,754	$10,015	$17,331	$14,427	$4,974

Total non-performing assets as a percentage of total assets	0.56%	0.53%	0.88%	0.75%	0.25%

Real estate acquired through foreclosure was $2.0 million and $2.4 million as of December 31, 2013 and 2012, respectively. Of the $2.0 million in real estate acquired through foreclosure in 2013, all was single family residential and five of the properties totaling $586,000 were sold during the year. Of the $2.4 million in real estate acquired through foreclosure in 2012, all were single family residential and four properties totaling $637,000 were sold during the year. At December 31, 2013 the Company also had $10.6 million of TDRs that were in compliance with their modified terms.

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

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of December 31, 2013 of $6.8 million is appropriate to cover inherent losses in the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the years ended December 31:

(Dollar amounts in thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$6,709	$6,537	$6,547	$6,027	$6,006
Provision for loan losses	500	1,100	1,130	1,404	912
Charge-offs
Real estate loans	(67)	(452)	(709)	(345)	(168)
Commercial business loans	(19)	(32)	(187)	(58)	(154)
Consumer loans	(481)	(562)	(478)	(583)	(697)

	(567)	(1,046)	(1,374)	(986)	(1,019)

Recoveries
Real estate loans	25	17	49	3	2
Commercial business loans	—	—	25	1	—
Consumer loans	138	101	160	98	126

	163	118	234	102	128

Balance at end of period	$6,805	$6,709	$6,537	$6,547	$6,027

Ratio of net charge-offs to average loans outstanding	0.06%	0.14%	0.18%	0.13%	0.13%

Ratio of allowance to total loans at end of period	0.95%	0.97%	0.98%	1.00%	0.88%

Balance at end of period applicable to:
Real estate loans	$4,719	$4,616	$4,557	$4,404	$3,826
Commercial business loans	523	550	384	784	864
Consumer loans	1,054	1,031	1,045	1,125	1,093
Unallocated	509	512	551	234	244

Balance at end of period	$6,805	$6,709	$6,537	$6,547	$6,027

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans for the years ended December 31:

	2013		2012		2011		2010		2009
(Dollar amounts in thousands)	$	%	$	%	$	%	$	%	$	%
Residential Real Estate Loans	$2,996	59.2%	$2,541	58.7%	$2,115	58.3%	$2,573	59.8%	$2,206	60.1%
Commercial Real Estate Loans	1,723	14.4%	2,075	14.0%	2,442	15.0%	1,831	14.0%	1,620	13.1%
Consumer Loans	1,054	19.0%	1,031	19.4%	1,045	19.2%	1,125	20.1%	1,093	20.5%
Commercial Business Loans	523	7.4%	550	7.9%	384	7.5%	784	6.1%	864	6.3%
Unallocated	509	N/A	512	N/A	551	N/A	234	N/A	244	N/A

	$6,805	100.0%	$6,709	100.0%	$6,537	100.0%	$6,547	100.0%	$6,027	100.0%

Interest-Earning Deposits

The Company maintains daily interest-earning cash accounts at the Federal Reserve Bank of Cleveland (FRB of Cleveland) and the FHLB of Pittsburgh. The accounts consist generally of excess funds, which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. The accounts earn interest daily at a rate which approximates the rate on federal funds. Such funds are able to be withdrawn upon demand and are not federally insured. Interest-earning deposits at the FRB of Cleveland and the FHLB of Pittsburgh totaled $50,000 and $8.6 million, respectively, as of December 31, 2013.

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

The following table summarizes the Company’s investment securities as of the dates indicated:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
Available for sale:
December 31, 2013:
Trust preferred securities	$45,589	$225	$(6,908)	$38,906
Municipal securities	178,579	5,310	(4,149)	179,740
Equity securities	953	968	—	1,921
Corporate bonds	201,268	5,313	(361)	206,220

	$426,389	$11,816	$(11,418)	$426,787

December 31, 2012:
Trust preferred securities	$45,894	$367	$(8,234)	$38,027
Municipal securities	177,414	13,717	(244)	190,887
Equity securities	1,142	676	—	1,818
Corporate bonds	219,700	7,186	(1,091)	225,795

	$444,150	$21,946	$(9,569)	$456,527

December 31, 2011:
Trust preferred securities	$45,894	$265	$(8,615)	$37,544
Municipal securities	174,288	10,427	(230)	184,485
Equity securities	1,754	351	(2)	2,103
Corporate bonds	165,923	1,784	(2,928)	164,779

	$387,859	$12,827	$(11,775)	$388,911

Included in the $38.9 million of trust preferred securities are standalone trust preferred securities with a fair value of $37.2 million. In addition, there was one pooled trust preferred security with a par value of $2.5 million and a fair value of $193,000 that was not investment-grade rated. The Company took impairment charges of approximately $310,000 in 2013, $5,000 in 2012 and $78,000 in 2011 on this $2.5 million collateralized debt obligation that is comprised of ten financial institutions.

The following table summarizes the Company’s mortgage-backed securities as of the dates indicated:

	Amortized	Unrealized	Unrealized	Fair
(Dollar amounts in thousands)	cost	gains	losses	value
Available for sale:
December 31, 2013
GNMA	$30,306	$954	$(205)	$31,055
FNMA	326,972	10,364	(3,571)	333,765
FHLMC	260,575	6,980	(3,331)	264,224
Collateralized mortgage obligations	7,069	120	(4)	7,185

	$624,922	$18,418	$(7,111)	$636,229

December 31, 2012
GNMA	$34,157	$1,696	$—	$35,853
FNMA	320,998	19,556	(214)	340,340
FHLMC	252,467	11,664	(24)	264,107
Collateralized mortgage obligations	13,675	282	(8)	13,949

	$621,297	$33,198	$(246)	$654,249

December 31, 2011
GNMA	$31,278	$1,519	$—	$32,797
FNMA	387,743	21,550	—	409,293
FHLMC	262,282	14,337	(8)	276,611
Collateralized mortgage obligations	22,335	471	(302)	22,504

	$703,638	$37,877	$(310)	$741,205

The following table sets forth the activity in the Company’s mortgage-backed securities for the years ended December 31:

(Dollar amounts in thousands)	2013	2012	2011
Mortgage-backed securities at the beginning of period	$654,249	$741,205	$751,007
Purchases	191,091	138,278	205,580
Sales	(1,239)	(2,197)	(24,358)
Repayments	(182,958)	(215,121)	(194,243)
Net amortization of premium	(3,269)	(3,300)	(1,821)
Change in unrealized (gain) loss on mortgage-backed securities available for sale	(21,645)	(4,616)	5,040

Mortgage-backed securities at the end of period	$636,229	$654,249	$741,205

Weighted average yield at the end of the period	2.98%	3.15%	3.78%

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

The following table sets forth the distribution of the Company’s deposits by type as of December 31, for the years indicated:

(Dollar amounts in thousands)	2013		2012		2011
Type of Account	Amount	%	Amount	%	Amount	%
Noninterest-bearing deposits	$124,777	10.2%	$109,964	9.3%	$95,691	8.3%
NOW account deposits	234,163	19.2%	223,736	19.0%	208,975	18.1%
Money market deposits	39,688	3.2%	39,255	3.3%	34,484	3.0%
Passbook account deposits	178,412	14.6%	173,343	14.7%	153,644	13.3%
Time deposits	645,727	52.8%	631,759	53.7%	663,616	57.3%

	$1,222,767	100.0%	$1,178,057	100.0%	$1,156,410	100.0%

The Company had a total of $272.0 million, $244.8 million and $246.6 million in time deposits of $100,000 or more as of December 31, 2013, 2012 and 2011, respectively.

The following table sets forth, by various rate categories, the amount of time deposits outstanding as of December 31, 2013, which mature in the periods presented:

(Dollar amounts in thousands)	1 to 12	More than 1	More than 2	More than 3	More than 4
Range of Rates	months	to 2 years	to 3 years	to 4 years	to 5 years	After 5 years	Total
0.00% to 1.99%	$407,710	$89,893	$31,230	$15,623	$10,217	$1,768	$556,441
2.00% to 3.99%	29,965	26,033	28,712	428	493	2,944	88,575
4.00% to 5.99%	56	49	103	342	161	—	711

	$437,731	$115,975	$60,045	$16,393	$10,871	$4,712	$645,727

The following table sets forth, by various rate categories, the amount of time deposit accounts outstanding as of December 31, for the years indicated:

(Dollar amounts in thousands)
Range of Rates	2013	2012	2011
0.00% to 1.99%	$556,441	$481,386	$419,369
2.00% to 3.99%	88,575	146,548	238,312
4.00% to 5.99%	711	3,825	5,935

	$645,727	$631,759	$663,616

As of December 31, 2013, the Company had certificates in amounts of $100,000 or more maturing as follows:

(Dollar amounts in thousands)	Amount
Three months or less	$57,325
More than three through six months	78,419
More than six through twelve months	70,234
More than twelve months	66,088

$272,066

The following table sets forth the net deposit flows during the year ended December 31:

(Dollar amounts in thousands)	2013	2012	2011
Increase before interest credited and acquisition	$37,320	$12,297	$131,783
Interest credited	7,390	9,350	11,982

Net deposit increase	$44,710	$21,647	$143,765

Borrowings. While deposits are the preferred source of funds for the Company’s lending and investment activities and general business purposes, the Company also borrows funds from the FHLB of Pittsburgh and through repurchase agreements with third parties. Advances from the FHLB of Pittsburgh are secured by the Company’s stock in the FHLB, a portion of its first mortgage loans and certain investment securities. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of December 31, 2013, the Company had outstanding advances with the FHLB of $290.9 million. The Company has entered into sales of securities under agreements to repurchase (repurchase agreements). Fixed coupon repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability of the Company. The dollar amount of securities underlying the agreements remains as an asset of the Company. The securities underlying the agreements are delivered to independent third party brokerage firms who arrange the transaction.

The following table sets forth the Company’s borrowings as of December 31, for the years indicated:

(Dollar amounts in thousands)	2013	2012	2011
FHLB advances	$290,921	$213,232	$207,355
Repurchase agreements	138,000	268,000	343,000
ESOP borrowings	2,250	3,250	4,250
Corporate borrowings	9,973	—	4,200
Borrowings for joint ventures	—	74	1,762
Junior subordinated notes	36,083	46,393	46,393

	$477,227	$530,949	$606,960

FHLB Advances are secured by FHLB stock, qualifying residential mortgage loans and mortgage-backed securities to the extent that the fair value of such pledged collateral must be at least equal to the advances outstanding. At December 31, 2013, the Company had a maximum borrowing capacity with the FHLB of $366.0 million, with $65.1 million available for use.

At December 31, 2013, the Bank had cash management lines of credit with PNC Bank, NA and the Federal Home Loan Bank of Pittsburgh enabling it to borrow up to $36.0 million and $100.0 million, respectively. There were no borrowings from the PNC Bank line of credit outstanding as of December 31, 2013 and December 31, 2012. The Bank had borrowings on its line of credit with the FHLB in the amount of $20.1 million and $27.5 million, respectively at December 31, 2013 and 2012. These borrowings carried an interest rate of .25% at December 31, 2013 and 2012, respectively. The Bank also has the ability to borrow funds through the Federal Reserve Bank up to the amount of the pledged collateral. The rate is the current primary credit rate offered.

The Company has a $10.0 million revolving line of credit loan with WesBanco that expires on April 30, 2014 unless extended. The rate on this line of credit is 1 month LIBOR plus 2.75% with a floor of 3.00%. There were no borrowings on this line at December 31, 2013.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of December 31, 2013 was $168.8 million with an amortized cost of $160.4 million. The market value of the securities as of December 31, 2012 was $318.9 million with an amortized cost of $297.8 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the years ended December 31, 2013 and 2012.

Included in the $290.9 million of FHLB advances at December 31, 2013 are $20.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $138.0 million of Repurchase Agreements (REPOs) are $20.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate.

Also included in the $138.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

As of December 31, 2013 and 2012, the Company had repurchase agreements with Citigroup of $45.0 million and $115.0 million respectively, Barclays Capital of $30.0 million and $40.0 million, respectively, Credit Suisse of $43.0 million and $83.0 million, respectively, and Morgan Stanley of $20.0 million and $30.0 million, respectively.

As of December 31, 2013, the Company had repurchase agreements with Citigroup with $8.1 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 23 months, repurchase agreements with Barclays Capital with $6.9 million at risk with a weighted average of maturity of 43 months, repurchase agreements with Credit Suisse with $12.4 million at risk with a weighted average maturity of 33 months and repurchase agreements with Morgan Stanley with $3.4 million at risk with a weighted average maturity of 6 months.

Borrowings under repurchase agreements averaged $173.0 million, $305.5 million and $356.8 million during 2013, 2012, and 2011, respectively. The maximum amount outstanding at any month-end was $258.0 million, $343.0 million and $368.0 million during 2013, 2012, and 2011, respectively.

The following table presents certain information regarding aggregate short-term borrowings of the Company as of and for the years ended December 31:

(Dollar amounts in thousands)	2013	2012	2011
FHLB advances:
Average balance outstanding for the year	$27,208	$3,433	$2,550
Maximum amount outstanding at any month end during the year	40,000	27,500	21,300
Balance outstanding at year end	20,100	27,500	—
Weighted average interest rate during the year	0.26%	0.25%	0.71%
Weighted average interest rate at year end	0.25%	0.25%	0.00%
Repurchase agreements:
Average balance outstanding for the year	$18,000	$18,000	$18,417
Maximum amount outstanding at any month end during the year	18,000	18,000	23,000
Balance outstanding at year end	18,000	18,000	18,000
Weighted average interest rate during the year	0.72%	0.74%	0.48%
Weighted average interest rate at year end	0.72%	0.76%	0.55%
Treasury tax and loan note:
Average balance outstanding for the year	$—	$—	$119
Maximum amount outstanding at any month end during the year	—	—	150
Balance outstanding at year end	—	—	—
Weighted average interest rate during the year	—	—	—
Weighted average interest rate at year end	—	—	—
Total short term borrowings:
Average balance outstanding for the year	$45,208	$21,433	$21,086
Maximum amount outstanding at any month end during the year	58,000	45,500	44,450
Balance outstanding at year end	38,100	45,500	18,000
Weighted average interest rate during the year	0.44%	0.66%	0.51%
Weighted average interest rate at year end	0.47%	0.45%	0.55%

Junior Subordinated Notes. On April 10, 2003, ESB Capital Trust II (Trust II), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $10.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $310,000 of common securities of Trust II. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 3.25%. Trust II’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by the Trust II to invest in $10.3 million of variable rate Subordinated Debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of the Trust II. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Subordinated Debt prior to the maturity date of April 24, 2033, on or after April 24, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated April 10, 2003, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2013 and 2012. On July 23, 2008 the Company redeemed $5.0 million of the preferred securities and $155,000 of the common securities of ESB Capital Trust II with proceeds from a $14.0 million loan with First Tennessee Bank, National Association (“First Tennessee”), with a fixed interest rate of 6.30%. The remainder of the First Tennessee loan was used to repay an existing loan with First Tennessee with a remaining balance of $9.0 million, which had an interest rate of 5.55% and was due on December 31, 2008. On January 24, 2013, the Company redeemed the remaining $5.1 million of the preferred securities of ESB Capital Trust II with proceeds from a $10.0 million loan from WesBanco, with a fixed interest rate of 3.75%. The remaining $5.0 million of the WesBanco loan was drawn on March 15, 2013 and used to redeem the subordinated debt and securities of ESB Capital Trust III.

On December 17, 2003, ESB Statutory Trust III (Trust III), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $5.0 million variable rate preferred securities with a stated value and liquidation preference of $1,000 per share. The Company purchased $155,000 of common securities of Trust III. The preferred securities reset quarterly to equal the 3-month LIBOR Index plus 2.95%. Trust III’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust III to invest in $5.2 million of variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust III. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of December 17, 2033, on or after December 17, 2008, at the redemption price, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated December 17, 2003; the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. There were no unamortized deferred debt issuance costs associated with the preferred securities at December 31, 2013 and 2012. On March 18, 2013, the Company redeemed the subordinated debt and securities of ESB Capital Trust III with a $5.0 million of the aforementioned proceeds of a $10.0 million loan from WesBanco.

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

Subsidiaries

As of December 31, 2013, the Company had investments in ESB Capital Trust IV (the Trust IV) and THF, Inc., totaling approximately $1.2 million. The Trust IV is a Delaware statutory business trust established to facilitate the issuance of trust preferred securities to the public by the Company. THF, Inc. is a Pennsylvania corporation established as a title agency to provide residential and commercial loan closing services.

At December 31, 2013, as a Pennsylvania chartered, FDIC insured stock savings bank ESB was authorized under applicable regulations to have a maximum investment of $16.5 million in service corporations. On that date, ESB had a $10.9 million investment in AMSCO, Inc. (AMSCO), its wholly owned subsidiary.

AMSCO was incorporated in 1974 as a wholly owned subsidiary of ESB and is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. All of the existing joint ventures are 51% or more owned by AMSCO and the Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and their operations are reflected within other non-interest income or expense. AMSCO owns a commercial office building partially utilized as a branch office and loan production office for ESB. ESB provided financing for the project. In 1999, the Company opened its newly constructed full service branch office located in Wexford, Allegheny County, Pennsylvania a quarter mile north of the former branch location. The Company also houses its settlement company THF, Inc. in the Wexford office building. The office space is leased from AMSCO. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation. As of December 31, 2013, AMSCO had total assets, consisting primarily of investments in seven joint ventures, of $17.8 million.

AMSCO’s first joint venture, Madison Woods, consists of a 55% interest in a partnership with a local developer. Madison Woods purchased approximately 57 acres of undeveloped land in Moon Township, Allegheny County, Pennsylvania in October 1998 and developed the land into a 56-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB provided Madison Woods the capital and financing for the project and Madison Woods has since repaid its loan to ESB. As of December 31, 2013, 3 of the 56 lots remain unsold. On that date, AMSCO had a $72,000 investment in Madison Woods.

The second joint venture, The Links at Deer Run, consists of a 51% interest in a limited liability corporation (LLC) with a local developer/builder. The Links at Deer Run purchased approximately 39 acres of undeveloped land adjacent to a golf course in West Deer Township, Allegheny County, Pennsylvania in April 2001. The LLC has developed the land and began construction on a total of 72 quadplex, 34 duplex and 6 single-family homes. ESB is providing both development and construction financing for the project. As of December 31, 2013, The Links at Deer Run had outstanding lines of credit for unit construction with ESB in the amount of $897,000 with outstanding balances of $1.6 million. The development loan paid off in 2013. As of December 31, 2013, 84 units were closed and 8 units remained in various stages of construction. On that date, AMSCO had a $1.1 million investment in The Links at Deer Run.

The third joint venture, McCormick Farms, consists of a 51% interest in a LLC with the local developer involved in Madison Woods. McCormick Farms purchased approximately 147 acres in Moon Township, Allegheny County, Pennsylvania, in May 2001 and developed the land into a 76-lot subdivision for the purpose of selling the lots for single-family residential construction. ESB is providing the financing for the project. As of December 31, 2013, McCormick Farms had no outstanding loan balances with ESB. As of December 31, 2013, 65 lots were closed and 11 developed lots are remaining. On that date, AMSCO had a $360,000 investment in McCormick Farms.

The fourth joint venture, Brandy One, consists of a 51% interest in a LLC with a local developer/builder. Brandy One purchased approximately 35 acres of undeveloped land in Connoquenessing Township, Butler County, Pennsylvania in October 2001. The LLC has begun development work for the purpose of constructing 112 quadplex homes. ESB is providing financing for the project. As of December 31, 2013, Brandy One had outstanding loans with ESB in the amount of $855,000. As of December 31, 2013, all 112 units of the original project were sold and closed. After completing the development and construction of the 112 units, two parcels of land remained. One of these parcels was sold and the second parcel consisting of 2.2 acres was developed for 8 townhouses, one duplex building and one triplex building known as Napa Ridge. At December 31, 2013, all eight of the townhouse units and the duplex building were under construction and four townhouses have been sold. On that date, AMSCO had a $27,000 investment in Brandy One.

The fifth joint venture, The Vineyards at Brandywine, consists of a 51% interest in a limited partnership (LP) with a local developer/builder. The Vineyards at Brandywine purchased a 100-acre site of undeveloped land adjacent to the Brandy One joint venture project in Connoquenessing Township, Butler County, Pennsylvania in December 2004. The LP is currently developing 48 single-family home lots in Phase I and constructing single-family detached homes thereon. As of December 31, 2013, The Vineyards at Brandywine had outstanding lines of credit with ESB in the amount of $1.0 million with outstanding balances of $1.0 million. As of December 31, 2013, 20 of the 48 lots in Phase I were sold. During 2012 the land for Phase II was sold to the partner. It is being developed into a quadplex project and was financed by another lender. AMSCO will be repaid its investment as units are sold. At December 31, 2013, AMSCO had a $340,000 investment in The Vineyards at Brandywine.

The sixth joint venture, The Meadows at Hampton, consists of a 100% interest in a LP. The partnership purchased a 42 acre site in June 2005 in Hampton Township, Allegheny County, Pennsylvania. The partnership developed the site into 32 duplex building lots to construct 64 duplex units. ESB Bank provided the financing for the project in the form of two loans, a development loan in the amount of $1.9 million and a line of credit for the construction of the units. This line of credit paid off during 2012 and there will be no further borrowings. The partnership no longer constructs units for resale and has contracted with a local builder to purchase the remaining fifty lots. To date, four lots have been sold. At year-end AMSCO had an investment of ($101,000).

The seventh joint venture, BelleVue Park, consists of a 51% interest in a LP with a local developer/builder. The partnership purchased a 121 acre site in September 2007 in Cranberry Township, Butler County, Pennsylvania. The partnership developed the site into 185 single family lots along with 26 quadplex building lots to construct 26 buildings containing a total of 104 units. ESB Bank is providing financing in the form of four loans. The first loan is a development loan in the amount of $7.6 million to develop the single family lots. ESB has sold 39.6% of this loan to other lenders. This loan repaid in full during 2013. The second loan is a development loan in the amount of $5.5 million to develop the quadplex building lots. This loan repaid in full during 2012. The third loan is a line of credit in the amount of $2.5 million for the construction of the quadplex buildings. This loan was repaid in full during 2013. The fourth loan is a line of credit in the amount of $1.8 million for the construction of the single family units. As of December 31, 2013, 142 single family lots were closed and 9 single family units remained in various stages of construction. The outstanding loan balances at December 31, 2013, totaled $764,000 and AMSCO had an investment of $2.4 million.

The Bank’s second wholly owned subsidiary, ESB Financial Services, Inc. (EFS), a Delaware corporation, was founded in July of 2000. EFS is engaged in the management of single-family and commercial real estate loans through a participation agreement with the Bank. At year-end the Bank had an investment of $520.9 million.

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

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The law imposed additional restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision (OTS) to the Office of the Comptroller of the Currency (OCC). Savings and loan holding companies are regulated by the Federal Reserve Board. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect the Company and the Bank. All of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like the Bank, continue to be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance was permanently increased to $250,000.

•	The deposit insurance assessment base calculation is now equal to the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

Recent Regulatory Proposals

The Group or Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed or retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributes to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in propriety trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Regulatory Capital Requirement

The Dodd-Frank Act included an amendment to HOLA that authorizes the Federal Reserve Board to issue regulations and orders related to the capital levels of savings and loan holding companies. Also included as part of the Dodd-Frank Act was a provision (generally referred to as the Collins Amendment) that directs the federal banking regulators to establish minimum leverage and risk-based capital requirements for various types of financial institutions, including savings and loan holding companies. The Collins Amendment includes several provisions that delay its application or exempt certain types of institutions from its requirements. Among those provisions is one that postpones for five years the effective date of capital requirements established under the Collins Amendment for holding companies, such as the Company, that were not supervised by the Federal Reserve Board as of May 19, 2010.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Federal Reserve Board determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Federal Reserve Board may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of December 31, 2013, the Company was a grandfathered holding company and qualifies as a QTL.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of such a person, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of such a person, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2013, the Bank was in compliance with the above restrictions.

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

Interstate Acquisitions. The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania did not “opt out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department. In addition, the 2010 regulatory reform permits a bank headquartered in Pennsylvania to enter another state through de novo branching (as compared to an acquisition) if under the state law in the state which the proposed branch is to be located a state-chartered institution would be permitted to establish the branch.

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The 2010 regulatory reform permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Following the 2010 regulatory reform, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2013 was 0.00160% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2013, the Bank met each of its capital requirements.

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

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At December 31, 2013, the Bank was in the “well capitalized” category.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2013, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2013, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves. Prior to 1996, the Bank was permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. Subsequent to 1995, the Bank’s bad debt deduction is based on actual net charge-offs. Bad debt deductions for income tax purposes are included in taxable income of later years only if the Bank’s base year bad debt reserve is used subsequently for purposes other than to absorb bad debt losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided prior to 1987. Retained earnings at December 31, 2012 (the most recent date for which a tax return has been filed) include approximately $17.7 million representing such bad debt deductions for which no deferred income taxes have been provided.

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

Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (alternative minimum taxable income or AMTI) and will be payable to the extent such AMT tax is in excess of regular income tax. Items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2013, the Company has a minimum tax credit carry forward of $3.9 million.

Pennsylvania Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Franchise Tax. The Corporate Net Income Tax rate is currently 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Franchise Tax is a property tax on a corporation’s capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth. Capital Stock Franchise Tax was imposed at a rate of 0.067% in 2014 and is being reduced gradually over the next two year. The Capital Stock Franchise Tax will be phased out completely by 2016.

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

Other Matters. The Company and its subsidiaries file a consolidated federal income tax return. Tax years 2010, 2011, 2012 and 2013 are open under the statute of limitations and subject to review by the Internal Revenue Service.

Personnel

As of December 31, 2013, the Company had 229 full-time and 67 part-time employees, respectively. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal and state bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses beyond current levels, it would have an adverse effect on our results in future periods. As of December 31, 2013, our allowance for loan losses amounted to $6.8 million.

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

We own common stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Pittsburgh’s advance program. The aggregate cost and fair value of our FHLB of Pittsburgh common stock as of December 31, 2013 was $15.4 million based on its par value. There is no market for our FHLB of Pittsburgh common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a FHLB, including the FHLB of Pittsburgh, could be substantially diminished or reduced to zero. In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock. Consequently, we believe that there is a risk that our investment in FHLB of Pittsburgh common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge. Offsetting this risk, the FHLB has reinstituted redemptions and dividends and redeemed approximately $8.1 million of our stock in 2013.

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

We evaluate our securities portfolio for other-than-temporary-impairment (“OTTI”) throughout the year. Each investment with a fair value less than book value of at least 15% is reviewed quarterly. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers and other criteria under GAAP to indicate if any OTTI exists. Declines in the fair value of securities that can attributed to specific adverse conditions affecting the credit quality of the investment are recorded as OTTI losses and charged to earnings as an impairment charge while non-credit related OTTI on securities not expected to be sold is recognized in other comprehensive income. During the years ended December 31, 2013, 2012 and 2011, the Company recorded charges of $310,000, $31,000 and $447,000, respectively, for OTTI on securities. In 2013, the Company recorded impairment charges of approximately $310,000 on a $2.5 million collateralized debt obligation. As of December 31, 2013, our investment securities portfolio totaled $1.05 billion with a fair value of $1.06 billion, including trust preferred securities with an aggregate amortized cost of $45.6 million, an aggregate fair value of $38.9 million and gross unrealized losses of $6.9 million and corporate bonds with an aggregate amortized cost of $201.3 million, an aggregate fair value of $206.2 million and gross unrealized losses of $361,000. Because the declines in the fair value of individual securities are deemed to be temporary, the investment securities have not been written down to their fair value. We closely monitor our investment portfolio and additional declines in market value or credit quality could result in a conclusion in future periods that the securities are other-than-temporarily impaired. Such a conclusion of OTTI would require us to take additional charges to earnings to write down the value of these securities.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The following table sets forth certain information with respect to the offices and real property of the Company as of December 31, 2013:

	Owned	Lease	Net Book	Percent
	or	Expiration	Value or	of Total
Location	Leased	Date	Annual Rent	Deposits
Corporate Headquarters and ESB Main Office:
Ellwood City Office	Owned	—	$818,508	11.9%
600 Lawrence Avenue, Ellwood City, PA 16117
ESB Branch Offices:
Aliquippa Office	Owned	—	$24,174	3.5%
2301 Sheffield Road, Aliquippa, PA 15001
Ambridge Office	Owned	—	$82,719	2.5%
506 Merchant Street, Ambridge, PA 15003
Baldwin Office	Owned	—	$536,411	5.1%
5035 Curry Road, Pittsburgh, PA 15236
Beaver Office	Owned	—	$322,449	5.0%
701 Corporation Street, Beaver, PA 15009
Beaver Falls Office	Owned	—	$72,029	2.8%
1427 Seventh Avenue, Beaver Falls, PA 15010
Beechview Office	Leased	10/31/15	$30,000	1.6%
1550 Beechview Avenue, Pittsburgh, PA 15216
Butler Office	Owned		$1,341,229	2.0%
831 Evans City Road, Renfrew, PA 16053
Center Township Office	Owned	—	$595,869	6.2%
3531 Brodhead Road, Monaca, PA 15061
Chippewa Township Office	Owned	—	$396,845	6.6%
2521 Darlington Road, Beaver Falls, PA 15010
Coraopolis Office	Owned	—	$67,809	1.7%
900 Fifth Avenue, Coraopolis, PA 15108
Cranberry Township Office	Owned	—	$1,537,720	0.6%
2630 Rochester Road, Cranberry Twp, PA 16066
Fox Chapel Office	Owned	—	$112,527	9.3%
1060 Freeport Road, Pittsburgh, PA 15238
Franklin Township Office	Owned	—	$395,335	4.5%
1793 Mercer Road, Ellwood City, PA 16117
Hopewell Township Office	Owned	—	$130,579	2.9%
2293 Brodhead Road, Aliquippa, PA 15001
Neshannock Township Office	Owned	—	$1,191,366	4.5%
3360 Wilmington Road, New Castle, PA 16105
New Brighton Office	Owned	—	$64,219	2.1%
800 Third Avenue, New Brighton, PA 15066
North Shore Office	Owned	—	$17,411	2.1%
807 Middle Street, Pittsburgh, PA 15212
Northern Lights Office	Leased	07/31/19	$45,253	2.7%
1555 Beaver Road, Baden, PA 15005
Shenango Township Office	Owned	—	$1,600,426	8.0%
2731 Ellwood Road, New Castle, PA 16101
Troy Hill Office	Owned	—	$293,825	4.1%
1706 Lowrie Street, Pittsburgh, PA 15212
Wexford Office	Owned	—	$996,609	5.8%
101 Wexford Bayne Road, Wexford, PA 15090
Zelienople Office	Owned	—	$1,760,597	4.5%
527 South Main Street, Zelienople, PA 16063

Item 2. Properties – Continued

	Owned	Lease	Net Book	Percent
	or	Expiration	Value or	of Total
Location	Leased	Date	Annual Rent	Deposits
Other Properties:
Drive-through Facility	Owned	—	$23,518	NA
618 Beaver Avenue, Ellwood City, PA 16117
Parking Lot	Owned	—	$17,639	NA
611 Lawrence Avenue, Ellwood City, PA 16117
Training Center	Owned	—	$69,912	NA
632 Lawrence Avenue, Ellwood City, PA 16117
Parking Lot	Owned		$18,000	NA
628 Lawrence Avenue, Ellwood City, PA 16117
Findlay Township Property	Owned	—	$54,000	NA
Route 30, Clinton, PA 15026
Rental Property	Owned	—	$56,295	NA
914 5th Avenue, Coraopolis, PA 15108
Rental Property	Owned	—	$62,088	NA
926 5th Avenue, Coraopolis, PA 15108
Spring Hill Office	Owned	—	$100,000	NA
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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities

The information required herein is incorporated by reference from the section captioned “Stock and Dividend Information” of the Company’s 2013 Annual Report to Stockholders included as Exhibit 13 hereto (2013 Annual Report).

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during indicated periods.

			Total Number of	Maximum Number of
			Shares as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs (1)
October 1-31, 2013	37	$13.50	37	870,497
November 1-30, 2013	287	13.40	287	870,210
December 1-31, 2013	0	0.00	0	870,210

Totals	324	$13.41	324	870,210

(1)	On April 23, 2013, the Company announced its current program to repurchase up to 5% of the outstanding shares of common stock of the Company, or 880,000 shares. The program does not have an expiration date and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from the section captioned “Selected Consolidated Financial Data” of the Company’s 2013 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2013 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference from the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” of the Company’s 2013 Annual Report.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from the sections captioned “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements,” “Management’s Responsibility for Financial Statements”, “Report on Management’s Assessment of Internal Controls Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm” (which report relates to management’s assessment of internal controls), and the “Report of S R Snodgrass, A.C., Independent Registered Public Accounting Firm” of the Company’s 2013 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2013 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the section captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2014 (“Proxy Statement”).

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

Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans of the Company and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,273,090	$10.24	480,776
Equity compensation plans not approved by security holders	—	—	—

Total	1,273,090	$10.24	480,776

(1)	The table does not include information for equity compensation plans assumed by the Company in connection with acquisitions of the companies which originally established those plans. As of December 31, 2013, no options and 13,330 shares of restricted stock were outstanding which had not yet vested under those assumed plans. No additional options and or shares of restricted stock may be granted under the assumed plans.

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

(3) (a)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4	Specimen Common Stock Certificate (3)

10.1	ESB Financial Corporation Employee Stock Ownership Plan (3)(7)

10.2	PennFirst Bancorp, Inc. Amended and Restated 1997 Stock Option Plan (4)(7)

10.3	ESB Financial Corporation Amended and Restated 2001 Stock Option Plan (4)(7)

10.4	ESB Financial Corporation Amended and Restated 2005 Stock Incentive Plan (4)(7)

10.5	ESB Financial Corporation 2012 Stock Incentive Plan (5)(7)

10.6	Amended and Restated Troy Hill Bancorp, Inc. Recognition and Retention Plan for Officers and Trust Agreement (4)(7)

10.7	Amended and Restated Employment Agreement between ESB Financial Corporation and Charlotte A. Zuschlag, dated as of November 20, 2012 (6)(7)

10.8	Amended and Restated Employment Agreement between ESB Bank and Charlotte A. Zuschlag, dated as of November 20, 2012 (6)(7)

10.9	Form of Amended and Restated Change in Control Agreement, dated November 20, 2012, among ESB Financial Corporation, ESB Bank and each of the following Group Senior Vice Presidents of ESB Financial Corporation: Charles P. Evanoski, Frank D. Martz and Todd F. Palkovich (6)(7)

10.10	Form of Amended and Restated Change in Control Agreement, dated November 20, 2012, among ESB Financial Corporation, ESB Bank and Richard E. Canonge and certain other Senior Vice Presidents of ESB Financial Corporation and ESB Bank (6)(7)

10.11	Amended and Restated Supplemental Executive Retirement Plan of ESB Financial Corporation and ESB Bank (4)(7)

10.12	Amended and Restated ESB Financial Corporation Excess Benefit Plan (4)(7)

10.13	Form of Amended and Restated Director Retirement Agreement entered into between ESB Financial Corporation, ESB Bank and each director of ESB Financial Corporation (4)(7)

10.14	Form of Amended and Restated Director Retirement Agreement entered into between ESB Bank and each director of ESB Bank (4)(7)

13	2013 Annual Report to Shareholders (8)

21	Subsidiaries of the Registrant—Reference is made to Item 1. “Business—Subsidiaries” for the required information.

23	Consent of S R Snodgrass, A.C. (8)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certification of the Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (8)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (8)

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2008 filed by the Company with the SEC on March 12, 2009
(2)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on December 19, 2007
(3)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-39219) filed by the Company with the SEC on March 1, 1991.
(4)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2007.
(5)	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on March 16, 2012.
(6)	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 21, 2012.
(7)	Management contract or compensatory plan or arrangement.
(8)	Filed herewith

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

(b)	See (a)(3) above for all exhibits filed herewith and the exhibit index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2013 Annual Report, which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESB FINANCIAL CORPORATION

Date: March 14, 2014	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Charlotte A. Zuschlag	Date: March 14, 2014
Charlotte A. Zuschlag
President and Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Charles P. Evanoski	Date: March 14, 2014
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ William B. Salsgiver	Date: March 14, 2014
William B. Salsgiver
Chairman of the Board of Directors

By:	/s/ Herbert S. Skuba	Date: March 14, 2014
Herbert S. Skuba
Vice Chairman of the Board of Directors

By:	/s/ Mario J. Manna	Date: March 14, 2014
Mario J. Manna – Director

By:	/s/ James P. Wetzel, Jr.	Date: March 14, 2014
James P. Wetzel, Jr. – Director