Form 10-Q
period 2014-03-31
ESB FINANCIAL CORP
filed 2014-05-09
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 30, 2014:

Common Stock, $0.01 par value	17,753,101 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of March 31, 2014 and December 31, 2013

(Dollar amounts in thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash on hand and in banks	$6,123	$7,272
Interest-earning deposits	21,580	8,942

Cash and cash equivalents	27,703	16,214
Securities available for sale; cost of $1,062,970 and $1,051,311	1,082,243	1,063,016
Loans receivable, net of allowance for loan losses of $6,718 and $6,805	699,498	695,636
Accrued interest receivable	7,635	7,345
Federal Home Loan Bank (FHLB) stock	14,920	15,436
Premises and equipment, net	13,208	13,308
Real estate acquired through foreclosure, net	1,993	1,977
Real estate held for investment	7,577	7,813
Goodwill	41,599	41,599
Intangible assets	89	127
Bank owned life insurance	30,724	30,595
Securities receivable	680	654
Prepaid expenses and other assets	11,352	13,197

Total assets	$1,939,221	$1,906,917

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,268,409	$1,222,767
FHLB advances	289,913	290,921
Repurchase agreements	118,000	138,000
Other borrowings	10,979	12,223
Junior subordinated notes	36,083	36,083
Advance payments by borrowers for taxes and insurance	2,715	2,659
Accounts payable for land development	1,170	1,383
Accrued expenses and other liabilities	17,763	17,038

Total liabilities	1,745,032	1,721,074

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,226 shares issued; 17,746,511 and 17,729,105 shares outstanding	192	192
Additional paid-in capital	104,322	104,251
Treasury stock, at cost; 1,467,715 and 1,485,121 shares	(17,350)	(17,540)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,875)	(2,121)
Retained Earnings	100,150	97,605
Accumulated other comprehensive income, net	9,847	4,615

Total ESB Financial Corporation’s stockholders’ equity	195,286	187,002
Noncontrolling interest	(1,097)	(1,159)

Total stockholders’ equity	194,189	185,843

Total liabilities and stockholders’ equity	$1,939,221	$1,906,917

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:
Loans receivable, including fees	$7,828	$8,073
Taxable securities available for sale	6,553	6,688
Tax free securities available for sale	1,652	1,657
FHLB Stock	133	8
Deposits with banks and federal funds sold	5	1

Total interest income	16,171	16,427

Interest expense:
Deposits	1,697	1,962
Borrowed funds	2,518	3,653
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	515	561

Total interest expense	4,730	6,176

Net interest income	11,441	10,251
(Recovery of) provision for loan losses	(90)	150

Net interest income after (recovery of) provision for loan losses	11,531	10,101

Noninterest income:
Fees and service charges	914	725
Increase of cash surrender value of bank owned life insurance	129	155
Net realized gain on securities available for sale	288	268
Total other-than-temporary impairment losses	(193)	—
Portion of loss recognized in other comprehensive income before taxes	—	—

Net impairment losses on investment securities	(193)	—
Net realized (loss) gain on derivatives	(147)	15
Income from real estate held for investment	168	577
Other	120	173

Total noninterest income	1,279	1,913

Noninterest expense:
Compensation and employee benefits	4,645	4,430
Premises and equipment	698	723
Federal deposit insurance premiums	266	308
Data processing	576	579
Amortization of intangible assets	35	48
Advertising	159	134
Other	849	991

Total noninterest expense	7,228	7,213

Income before income taxes	5,582	4,801
Provision for income taxes	1,180	811

Net income before noncontrolling interest	4,402	3,990
Less: net income attributable to the noncontrolling interest	62	276

Net income attributable to ESB Financial Corporation	$4,340	$3,714

Net income per share
Basic	0.25	0.21
Diluted	0.24	0.21
Cash dividends declared per share	0.10	0.08
Weighted average shares outstanding	17,537,990	17,312,614
Weighted average shares and share equivalents outstanding	17,760,019	17,466,268

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net Income before noncontrolling interest	$4,402	$3,990
Other comprehensive (loss) income (net of tax and reclassifications)
Net change in unrealized (losses) gains:
Securities available for sale other-than-temporarily impaired:
Reclassification adjustment for losses recognized in earnings	193	—
Income tax effect	(66)	—

	127	—

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the period	7,839	(3,015)
Income tax effect	(2,665)	1,055

	5,174	(1,960)

Reclassification adjustment for gains recognized in earnings	(288)	(268)
Income tax effect	98	91

	(190)	(177)

Unrealized holding gain (loss) on securities, net	5,111	(2,137)

Pension and postretirement amortization	34	36
Income tax effect	(11)	(12)

	23	24

Fair value adjustment on derivatives	149	268
Income tax effect	(51)	(91)

	98	177

Other comprehensive income (loss)	5,232	(1,936)

Net comprehensive income before noncontrolling interest	9,634	2,054
Less: net income attributable to the noncontrolling interest	62	276

Net comprehensive income attributable to ESB Financial Corporation	$9,572	$1,778

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2014 (Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2014	$192	$104,251	$(17,540)	$(2,121)	$97,605	$4,615	$(1,159)	$185,843

Net income	—	—	—	—	4,340	—	62	4,402
Other comprehensive results, net	—	—	—	—	—	5,232	—	5,232
Cash dividends at $0.10 per share	—	—	—	—	(1,755)	—	—	(1,755)
Purchase of treasury stock, at cost (2,690 shares)	—	—	(35)	—	—	—	—	(35)
Reissuance of treasury stock for stock option exercises (20,096 shares)	—	—	225	—	(40)	—	—	185
Compensation expense ESOP and MRP	—	185	—	246	—	—	—	431
Additional ESOP shares purchased	—	(122)	—	—	—	—	—	(122)
Tax effect of compensatory stock options	—	8	—	—	—	—	—	8

Balance at March 31, 2014	$192	$104,322	$(17,350)	$(1,875)	$100,150	$9,847	$(1,097)	$194,189

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2014	2013
Operating activities:
Net income	$4,402	$3,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	228	244
(Recovery of ) provision for loan losses	(90)	150
Amortization of premiums and accretion of discounts	645	1,069
Net gain on sale of securities available for sale	(288)	(268)
Impairment losses on investment securities	193	—
Net realized loss (gain) on derivatives	147	(15)
Amortization of intangible assets	35	48
Compensation expense on ESOP and MRP	431	377
Increases in Bank owned life insurance	(129)	(155)
(Increase) decrease in accrued interest receivable	(290)	125
Decrease in prepaid FDIC assessment	—	281
(Increase) decrease in prepaid expenses and other assets	(890)	747
Increase in accrued expenses and other liabilities	932	3,791
Other	127	(1,454)

Net cash provided by operating activities	5,453	8,930

Investing activities:
Loan originations	(29,436)	(49,460)
Purchases of:
Securities available for sale	(45,989)	(43,441)
FHLB Stock	(1,400)	(1,904)
Premises and equipment	(123)	(74)
Principal repayments of:
Loans receivable	25,670	41,431
Securities available for sale	33,401	60,839
Proceeds from the sale of:
Securities available for sale	563	1,508
Real estate acquired through foreclosure	15	80
Premises and equipment	—	105
Redemption of FHLB stock	1,916	1,400
Funding of real estate held for investment	(1,543)	(1,970)
Proceeds from real estate held for investment	1,317	871

Net cash (used in) provided by investing activities	(15,609)	9,385

Financing activities:
Net increase in deposits	45,642	28,786
Proceeds from long-term borrowings	31,283	53,749
Repayments of long-term borrowings	(33,434)	(92,073)
Net (decrease) increase in short-term borrowings	(20,101)	1,999
Capital disbursement to noncontrolling interest	—	(422)
Redemption of junior subordinated notes	—	(10,310)
Proceeds received from exercise of stock options	185	438
Dividends paid	(1,773)	—
Payments to acquire treasury stock	(35)	(305)
Stock purchased by ESOP	(122)	(99)

Net cash provided by (used in) financing activities	21,645	(18,237)

Net increase in cash equivalents	11,489	78
Cash equivalents at beginning of period	16,214	15,064

Cash equivalents at end of period	$27,703	$15,142

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the three months ended March 31, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Three months ended March 31,
	2014	2013

Supplemental information:

Interest paid	$4,148	$5,573

Income taxes paid	686	602

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	33	27
Transfers from loan originations to proceeds on real estate held for investment	249	1,451
Dividends declared but not paid	1,775	1,468
Unfunded security commitments	—	738

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

AMSCO is engaged in real estate development and construction of 1-4 family residential units independently or in conjunction with its joint ventures. AMSCO is currently involved in seven real estate joint ventures, all of which are owned 51% or greater by AMSCO. The Bank has provided all development and construction financing. These joint ventures have been included in the consolidated financial statements and reflected within the consolidated statements of financial condition as real estate held for investment and related operating income and expenses are reflected within other non-interest income or expense. The Bank’s loans to AMSCO and related interest have been eliminated in consolidation.

In addition to the elimination of the loans and interest to the joint ventures described above, all other significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Company’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2013, as contained in the Company’s 2013 Annual Report to Stockholders.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At March 31, 2014, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three months ended March 31, 2014 and 2013, the Company recorded approximately $229,000 and $167,000, respectively, in compensation expense and a tax benefit of $21,686 and $18,966, respectively, related to its share-based compensation awards that are expected to vest in 2014. As of March 31, 2014, there was approximately $1.2 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At March 31, 2014, there were twenty two interest rate cap contracts outstanding with notional amounts totaling $230.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of March 31, 2014, the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at March 31, 2014 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at March 31, 2014:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.24%	2/10/2018	$—	$2,182
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.24%	2/10/2018	—	1,481

	$35,000					$—	$3,663

*	Variable receive rate based upon contract rates in effect at March 31, 2014.

Recent Accounting and Regulatory Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update were effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU did not expected to have a significant impact on the Company’s financial statements.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	Securities Available for Sale

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2014:
Trust preferred securities	$45,398	$299	$(6,782)	$38,915
Municipal securities	176,493	7,906	(1,883)	182,516
Equity securities- financial institutions	677	815	—	1,492
Corporate bonds	196,286	5,113	(119)	201,280
Mortgage-backed securities
U.S. sponsored entities	642,450	18,954	(5,059)	656,345
Private label	1,666	29	—	1,695

Subtotal mortgage-backed securities	644,116	18,983	(5,059)	658,040

Total securities	$1,062,970	$33,116	$(13,843)	$1,082,243

December 31, 2013:
Trust preferred securities	$45,589	$225	$(6,908)	$38,906
Municipal securities	178,579	5,310	(4,149)	179,740
Equity securities- financial institutions	953	968	—	1,921
Corporate bonds	201,268	5,313	(361)	206,220
Mortgage-backed securities
U.S. sponsored entities	623,134	18,397	(7,107)	634,424
Private label	1,788	21	(4)	1,805

Subtotal mortgage-backed securities	624,922	18,418	(7,111)	636,229

Total securities	$1,051,311	$30,234	$(18,529)	$1,063,016

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014:

As of March 31, 2014
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	8	$37,146	$6,782	8	$37,146	$6,782

Municipal securities	21	18,880	1,013	8	7,632	870	29	26,512	1,883

Corporate bonds	3	9,584	44	3	11,628	75	6	21,212	119

Mortgage-backed securities

U.S. sponsored entities	59	197,869	4,160	6	23,513	899	65	221,382	5,059

Total	83	$226,333	$5,217	25	$79,919	$8,626	108	$306,252	$13,843

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013:

As of December 31, 2013
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	8	$37,016	$6,908	8	$37,016	$6,908

Municipal securities	44	37,243	3,129	6	5,518	1,020	50	42,761	4,149

Corporate bonds	6	20,869	109	3	11,474	252	9	32,343	361

Mortgage-backed securities

U.S. sponsored entities	69	229,223	6,363	4	16,878	744	73	246,101	7,107

Private label	1	502	4	—	—	—	1	502	4

Subtotal mortgage-backed securities	70	229,725	6,367	4	16,878	744	74	246,603	7,111

Total	120	$287,837	$9,605	21	$70,886	$8,924	141	$358,723	$18,529

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at March 31, 2014, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $193,000 credit-related OTTI recognized during the three months ended March 31, 2014 consisted of a pooled trust preferred security with no remaining book value. There was no noncredit-related OTTI on this security recognized in OCI during the quarter.

The Company holds one pooled trust preferred security that has previously been determined to be other than temporarily impaired by approximately $2.3 million, due solely to credit related factors. As stated at December 31, 2013, the Company’s intention was to sell this investment. The security was written down to its fair value at that time. During the first quarter of 2014, the Company attempted to liquidate this security but was unsuccessful due to the extreme illiquid market for this type of investment. The Company decided that due to the extreme illiquid market, this security has no value and therefore recorded an additional OTTI charge of $193,000, the remaining carrying value of this security.

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

The following table summarizes scheduled maturities of the Company’s securities as of March 31, 2014 and December 31, 2013, excluding equity securities which have no maturity dates:

As of March 31, 2014
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	3.30%	$46,565	$47,280
Due from one year to five years	2.83%	157,538	162,839
Due from five to ten years	3.41%	100,761	103,506
Due after ten years	3.12%	757,429	767,126

	3.11%	$1,062,293	$1,080,751

As of December 31, 2013
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	2.79%	$41,074	$41,497
Due from one year to five years	2.97%	163,785	169,767
Due from five to ten years	3.37%	106,115	107,917
Due after ten years	3.14%	739,384	741,914

	3.12%	$1,050,358	$1,061,095

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the three months ended March 31, 2014 was $563,000 resulting in gross realized gains of $288,000. The proceeds from the sale of securities for the three months ended March 31, 2013 were $1.5 million resulting in gross realized gains of $268,000. There were no gross realized losses for the three months ended March 31, 2014 and March 31, 2013, respectively.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2014	December 31, 2013
Mortgage loans:
Residential real estate
Single family	$345,710	$341,775
Multi family	39,755	44,327
Construction	38,511	37,857

Total residential real estate	423,976	423,959

Commercial real estate
Commercial	91,522	77,366
Construction	11,795	25,971

Total commercial real estate	103,317	103,337

Subtotal mortgage loans	527,293	527,296

Other loans:
Consumer loans
Home equity loans	83,133	82,987
Dealer auto and RV loans	47,116	46,502
Other loans	6,328	6,653

Total consumer loans	136,577	136,142
Commercial business	53,931	52,801

Subtotal other loans	190,508	188,943

Total loans receivable	717,801	716,239
Less:
Allowance for loan losses	6,718	6,805
Deferred loan fees and net discounts	(2,077)	(2,007)
Loans in process	13,662	15,805

Subtotal	18,303	20,603

Net loans receivable	$699,498	$695,636

At March 31, 2014 and December 31, 2013, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first three months of 2014, the qualitative factors for trends in volume and terms remained unchanged from December 31, 2013.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.7 million adequate to cover loan losses inherent in the loan portfolio, at March 31, 2014. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three month periods ended March 31, 2014 and 2013:

Three months ended March 31, 2014
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$523	$1,723	$1,054	$2,996	$509	$6,805
Charge-offs	—	—	112	8	—	120
Recoveries	93	—	30	—	—	123
Provision	(81)	105	73	(202)	15	(90)

Ending Balance	$535	$1,828	$1,045	$2,786	$524	$6,718

Three months ended March 31, 2013
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	—	—	146	10	—	156
Recoveries	—	—	18	—	—	18
Provision	14	50	25	61	—	150

Ending Balance	$564	$2,125	$928	$2,592	$512	$6,721

The following tables present by portfolio segment, the recorded investment in loans at March 31, 2014 and December 31, 2013:

As of March 31, 2014
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Ending Balance	$535	$1,828	$1,045	$2,786	$524	$6,718

Ending balance: individually evaluated for impairment	$59	$911	$48	$—	$—	$1,018

Ending balance: collectively evaluated for impairment	$476	$917	$997	$2,786	$524	$5,700

Loans Receivable:

Ending Balance	$53,931	$103,317	$136,577	$423,976	$—	$717,801

Ending balance: individually evaluated for impairment	$56	$14,241	$426	$1,356	$—	$16,079

Ending balance: collectively evaluated for impairment	$53,875	$89,076	$136,151	$422,620	$—	$701,722

As of December 31, 2013
(Dollar amounts in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Ending Balance	$523	$1,723	$1,054	$2,996	$509	$6,805

Ending balance: individually evaluated for impairment	$24	$989	$48	$—	$—	$1,061

Ending balance: collectively evaluated for impairment	$499	$734	$1,006	$2,996	$509	$5,744

Loans Receivable:

Ending Balance	$52,801	$103,337	$136,142	$423,959	$—	$716,239

Ending balance: individually evaluated for impairment	$24	$14,385	$407	$2,206	$—	$17,022

Ending balance: collectively evaluated for impairment	$52,777	$88,952	$135,735	$421,753	$—	$699,217

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of March 31, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of March 31, 2014
(Dollar amounts in thousands)
	Residential Real Estate Multi-family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total

Pass	$38,511	$37,199	$78,087	$11,795	$53,888	$219,480
Special Mention	—	342	1,250	—	14	1,606
Substandard	—	2,214	12,185	—	29	14,428
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$38,511	$39,755	$91,522	$11,795	$53,931	$235,514

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Multi-family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total

Pass	$37,857	$40,874	$63,532	$25,971	$52,730	$220,964
Special Mention	—	382	1,283	—	17	1,682
Substandard	—	3,071	12,551	—	54	15,676
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$37,857	$44,327	$77,366	$25,971	$52,801	$238,322

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of March 31, 2014
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total

Performing	$342,350	$82,805	$47,025	$6,237	$478,417
Nonperforming	3,360	328	91	91	3,870

Total	$345,710	$83,133	$47,116	$6,328	$482,287

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total

Performing	$338,370	$82,692	$46,364	$6,588	$474,014
Nonperforming	3,405	295	138	65	3,903

Total	$341,775	$82,987	$46,502	$6,653	$477,917

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

Non-performing loans, which include non-accrual loans and TDRs, were $8.7 million at March 31, 2014 and December 31, 2013. The TDRs included in non-performing loans amounted to $169,000 and $107,000 at March 31, 2014 and December 31, 2013, respectively. The Company also had TDRs that were in compliance with their modified terms of $9.6 million and $10.6 million at March 31, 2014 and December 31, 2013, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

The following tables are an aging analysis of the investment of past due loans receivable as of March 31, 2014 and December 31, 2013:

(Dollar amounts in thousands) As of March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate
Single family	$294	$274	$3,360	$3,928	$341,782	$345,710	$—
Construction	—	—	—	—	39,755	39,755	—
Multi-family	—	—	—	—	38,511	38,511	—
Commercial Real Estate
Commercial	34	—	4,781	4,815	86,707	91,522	—
Construction	—	—	—	—	11,795	11,795	—
Consumer
Consumer - home equity	155	—	240	395	82,738	83,133	—
Consumer - dealer auto and RV	364	41	67	472	46,644	47,116	—
Consumer - other	27		91	118	6,210	6,328	—
Commercial	—	—	29	29	53,902	53,931	—

Total	$874	$315	$8,568	$9,757	$708,044	$717,801	$—

(Dollar amounts in thousands) As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing

Residential real estate
Single family	$653	$319	$3,405	$4,377	$337,398	$341,775	$—
Construction	—	—	—	—	44,327	44,327	—
Multi-family	—	—	—	—	37,857	37,857	—
Commercial Real Estate
Commercial	53	65	4,787	4,905	72,461	77,366	—
Construction	—	—	—	—	25,971	25,971	—
Consumer
Consumer - home equity	156	65	214	435	82,552	82,987	—
Consumer - dealer auto and RV	993	106	136	1,235	45,267	46,502	—
Consumer - other	47	43	65	155	6,498	6,653	—
Commercial	—	—	30	30	52,771	52,801	—

Total	$1,902	$598	$8,637	$11,137	$705,102	$716,239	$—

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

The following tables summarize impaired loans:

Impaired Loans

As of March 31, 2014 and December 31, 2013

(Dollar amounts in thousands)
	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial Real Estate	$3,053	$3,160	$—	$3,139	$3,246	$—
Residential single family	1,356	1,356	—	1,356	1,356	—
Residential construction loans	—	—	—	850	850	—
Consumer loans
Home Equity	248	251	—	249	253	—
Dealer auto and RV	26	26	—	6	6	—

With an allowance recorded:

Commercial Real Estate	11,188	11,351	911	11,246	11,409	989
Commercial Business loans	56	56	59	24	24	24
Consumer Loans:
Home Equity	149	149	45	149	149	45
Dealer auto and RV	3	3	3	3	3	3

Total:

Commercial Real Estate	14,241	14,511	911	14,385	14,655	989
Commercial Business loans	56	56	59	24	24	24
Consumer	426	429	48	407	411	48
Residential single family	1,356	1,356	—	1,356	1,356	—
Residential construction	—	—	—	850	850	—

Total	$16,079	$16,352	$1,018	$17,022	$17,296	$1,061

(Dollar amounts in thousands)
	Three months ended March 31, 2014		Three months ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$3,071	$14	$5,134	$70
Commercial Business loans	—	—
Residential loans	1,356	1	1,359	3
Residential construction loans	—	—	853	7
Consumer Loans:
Home equity	251	4	149	4
Dealer auto and RV	27	1	12	1

With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	11,214	113	7,941	124
Commercial Business loans	57	1
Consumer Loans:
Home equity	149	1	175	3
Dealer auto and RV	3	—	4	—

Total:

Commercial Real Estate	$14,285	$127	$13,075	$194
Commercial Business loans	57	1
Consumer	430	6	340	8
Residential	1,356	1	1,359	3
Residential construction loans	—	—	853	7

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquent, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable and TDR’s on nonaccrual status as of March 31, 2014 and December 31, 2013. The balances are presented by class of loans:

(Dollar amounts in thousands)	March 31, 2014	December 31, 2013
Commercial	$29	$30
Commercial Real Estate	4,782	4,787
Consumer
Consumer - Home Equity	3,360	3,405
Consumer - Dealer auto and RV	239	214
Consumer - Other	67	136
Residential	91	65

Total	$8,568	$8,637

Modifications

The Company’s loan portfolio also includes TDRs, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Delinquent TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

The following table includes the recorded investment and number of modifications for modified loans for the three months ended March 31, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)
	For the Three Months ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
			Maturity Date Extension	Deferral of Principal Payments	Other	Total

Troubled Debt Restructurings
Commercial	1	$57	$—	—	$57	$57
Consumer
Home equity	1	11	—	—	11	11
Dealer auto and RV	2	24	7	—	17	24

Troubled Debt Restructurings	4	$92	$7	$—	$85	$92

(Dollar amounts in thousands)
	For the Three Months ended March 31, 2013
			Post-Modification Recorded Investment
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Maturity Date Extension	Deferral of Principal Payments	Other	Total

Troubled Debt Restructurings
Commercial real estate	1	$43	$—	—	$43	$43
Consumer
Home equity	3	$76	$76	$—	$—	$76

Troubled Debt Restructurings	4	$119	$76	$—	$43	$119

The Company did not have any TDRs that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2014		December 31, 2013
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$126,164	9.9%	$124,777	10.2%
NOW account deposits	271,476	21.4%	234,163	19.2%
Money Market deposits	40,900	3.2%	39,688	3.2%
Passbook account deposits	183,760	14.5%	178,412	14.6%
Time deposits	646,109	51.0%	645,727	52.8%

	$1,268,409	100.0%	$1,222,767	100.0%

Time deposits mature as follows:
Within one year	$448,910	69.4%	$437,731	67.8%
After one year through two years	102,425	15.9%	115,976	18.0%
After two years through three years	67,713	10.5%	60,045	9.3%
After three years through four years	14,120	2.2%	16,393	2.5%
After four years through five years	8,532	1.3%	10,871	1.7%
Thereafter	4,409	0.7%	4,711	0.7%

	$646,109	100.0%	$645,727	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	March 31, 2014		December 31, 2013
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	2.23%	$79,202	2.12%	$101,492
Due beyond 12 months but within 2 years	1.54%	48,071	2.14%	25,873
Due beyond 2 years but within 3 years	1.10%	92,229	0.99%	78,008
Due beyond 3 years but within 4 years	1.50%	57,783	1.34%	73,380
Due beyond 4 years but within 5 years	3.21%	12,628	3.26%	12,168

		$289,913		$290,921

Repurchase agreements:
Due within 12 months	2.04%	$38,000	2.34%	$58,000
Due beyond 12 months but within 2 years	4.12%	10,000	4.12%	10,000
Due beyond 3 years but within 4 years	4.28%	25,000	4.28%	25,000
Due beyond 4 years but within 5 years	4.49%	45,000	4.49%	45,000

		$118,000		$138,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	1,000	4.68%	1,000
Due beyond 2 years but within 3 years	—	—	4.68%	250

		$2,000		$2,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	3.75%	$1,000
Due beyond 12 months but within 2 years	3.75%	1,000	3.75%	1,000
Due beyond 2 years but within 3 years	3.75%	1,000	3.75%	1,000
Due beyond 3 years but within 4 years	3.75%	5,979	3.75%	1,000
Due beyond 4 years but within 5 years	—	—	3.75%	5,973

		$8,979		$9,973

Junior subordinated notes
Due beyond 5 years	2.06%	$36,083	2.06%	$36,083

Included in the $289.9 million of FHLB advances at March 31, 2014 are $20.0 million in structured advances with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the advance, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured advance is reduced by the difference between the rate and the strike rate.

Included in the $118.0 million of Repurchase Agreements (REPOs), at March 31, 2014, are $20.0 million in structured REPOs with imbedded caps at various strike rates based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate.

Also included in the $118.0 million of REPOs at March 31, 2014 is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The fair value of the securities as of March 31, 2014 was $139.5 million with an amortized cost of $132.0 million. The fair value of the securities as of December 31, 2013 was $168.8 million with an amortized cost of $160.4 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had REPOs with Citigroup of $25.0 million and $45.0 million respectively, Barclays Capital of $30.0 million and $30.0 million, respectively, Credit Suisse of $43.0 million and $43.0 million, respectively, and Morgan Stanley of $20.0 million and $20.0 million, respectively.

As of March 31, 2014, the REPOs with Citigroup had $426,000 at risk (where the fair value of the securities exceeds the borrowing), with a weighted average maturity of 37 months, Barclays Capital had $6.3 million at risk with a weighted average maturity of 40 months, Credit Suisse had $12.5 million at risk with a weighted average maturity of 35 months and Morgan Stanley had $2.3 million at risk with a weighted average maturity of 3 months.

Borrowings under REPO averaged $131.3 million during the three months ended March 31, 2014, respectively. The maximum amount outstanding at any month-end was $138.0 million during the three months ended March 31, 2014, respectively.

At March 31, 2014, the Bank had cash management lines of credit with PNC Bank, NA and the Federal Home Loan Bank of Pittsburgh enabling it to borrow up to $36.0 million and $100.0 million, respectively. There were no borrowings from the PNC Bank line of credit outstanding at March 31, 2014 and December 31, 2013. The Bank had no borrowings on its line of credit with the FHLB at March 31, 2014 and $20.1 million at December 31, 2013. These borrowings carried an interest rate of 0.25% at December 31, 2013. The Bank also has the ability to borrow funds through the Federal Reserve Bank up to the amount of he pledged collateral. The rate is the current primary rate offered.

The Company has a $10.0 million revolving line of credit loan with WesBanco that expires on April 30, 2014. The rate on this line of credit is 1 month LIBOR plus 2.75% with a floor of 3.00%. There were no borrowings on this line at March 31, 2014 or December 31, 2013. The Company renewed this revolving line of credit with the same terms for one year expiring on April 30, 2015, unless extended.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income	$4,340	$3,714

Weighted-average common shares outstanding	17,538	17,313

Basic earnings per share	$0.25	$0.21

Weighted-average common shares outstanding	17,538	17,313

Common stock equivalents due to effect of stock options	222	153

Total weighted-average common shares and equivalents	17,760	17,466

Diluted earnings per share	$0.24	$0.21

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 200,569 and 296,095 at March 31, 2014 and March 31, 2013, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 32,454 shares at $10.35 per diluted share expiring November 2020, 51,875 shares at $11.00 per diluted share expiring November 2021, 120,808 shares at $10.50 per diluted share expiring November 2022 and 258,750 shares at $13.36 per diluted share were outstanding as of March 31, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

Options to purchase 65,827 shares at $10.35 per diluted share expiring November 2020, 78,761 shares at $11.00 per diluted share expiring November 2021 and 191,443 shares at $10.50 per diluted share expiring November 2022 were outstanding as of March 31, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at March 31, 2014 and 2013:

Details about AOCI Components	Three months ended March 31, 2014	Three months ended March 31, 2013	Affected line item in the Statement where net income is presented

Available-for-sale securities
Realized gain on sale of securities	$(288)	$(268)	Net realized gain on securities available for sale
Impairment expense	193	—	Total other-than-temporary impairment losses

	(95)	(268)	Total before tax
	32	91	Income taxes

	(63)	(177)	Net of tax

Defined benefit pension plan items
Amortization of prior service costs	24	26	See Note 1 below
Amortization of actuarial gains/(losses)	10	10	See Note 1 below

	34	36	Total before tax
	(11)	(12)	Income taxes

	23	24	Net of tax

Total reclassifications	$(40)	$(153)	Net of tax

Note 1:	These items are included in the computation of net periodic pension cost and included in compensation and employee benefits.
See Note 8, Retirement Plans, for additional information.

(Dollar amounts in thousands)
	Three Months ended March 31, 2014
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance	$(2,515)	$7,608	$(478)	$4,615

Other comprehensive income/(loss) before reclassification	98	5,174	—	5,272

Amounts reclassified from AOCI	—	(63)	23	(40)

Net current period OCI	98	5,111	23	5,232

Ending Balance	$(2,417)	$12,719	$(455)	$9,847

(Dollar amounts in thousands)
	Three Months ended March 31, 2013
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance	$(3,733)	$29,464	$(628)	$25,103

Other comprehensive income/(loss) before reclassification	177	(1,960)	—	(1,783)

Amounts reclassified from AOCI	—	(177)	24	(153)

Net current period OCI	177	(2,137)	24	(1,936)

Ending Balance	$(3,556)	$27,327	$(604)	$23,167

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At March 31, 2014, the participants in the plan had credited service under the SERP ranging from 23 to 35 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of March 31, 2014 and 2013:

(Dollar amounts in thousands)	SERP
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Components of net periodic pension cost
Service cost	$22	$25
Interest cost	36	28
Amortization of unrecognized gains and losses	22	26
Amortization of prior service cost	10	10

Net periodic pension cost	$90	$89

(Dollar amounts in thousands)	Directors’ Retirement Plan
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Components of net periodic pension cost
Service cost	$2	$1
Interest cost	9	7
Amortization of prior service cost	—	—

Net periodic pension cost	$11	$8

9.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 35 to 65 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.3 million or 49.44% of the $37.1 million in floating rate trust preferred securities represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of March 31, 2014
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,769	$37,146	$38,915
Municipal securities	—	182,516	—	182,516
Equity securities	1,492	—	—	1,492
Corporate bonds	—	201,280	—	201,280
Mortgage backed securities
U.S. sponsored entities	—	656,345	—	656,345
Private label	—	1,695	—	1,695

Subtotal mortgage-backed securities	—	658,040	—	658,040

Total securities available for sale	$1,492	$1,043,605	$37,146	$1,082,243

Other Assets
Interest rate caps	$—	$754	$—	$754

Total other assets	$—	$754	$—	$754

Liabilities
Other Liabilities
Interest rate swaps	$—	$3,663	$—	$3,663

Total other liabilities	$—	$3,663	$—	$3,663

	As of December 31, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,697	$37,209	$38,906
Municipal securities	—	179,740	—	179,740
Equity securities	1,921	—	—	1,921
Corporate bonds	—	206,220	—	206,220
Mortgage backed securities
U.S. sponsored entities	—	634,424	—	634,424
Private label	—	1,805	—	1,805

Subtotal mortgage-backed securities	—	636,229	—	636,229

Total securities available for sale	$1,921	$1,023,886	$37,209	$1,063,016

Other Assets
Interest rate caps	$—	$717	$—	$717

Total other assets	$—	$717	$—	$717

Liabilities:
Other Liabilities
Interest rate swaps	$—	$3,870	$—	$3,870

Total other liabilities	$—	$3,870	$—	$3,870

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three month periods ended March 31, 2014 and 2013, respectively:

Fair value measurements using significant unobservable inputs (Level III).

(Dollar amounts in thousands)	Securities available for sale Three months ended March 31,
	2014	2013

Beginning balance January 1,	$37,209	$36,179
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	3
Net realized loss on securities available for sale	(193)	—
Included in other comprehensive income	127	171
Transfers in and/or out of Level III	—	—
Purchases, issuances and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending balance, March 31,	$37,146	$36,353

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three month periods ended March 31, 2014 and 2013 for Level III assets and liabilities that are still held at March 31, 2014 and 2013.

(Dollar amounts in thousands)
	Securities available for sale Three months ended March 31,
	2014	2013

Interest income on securities	$3	$3
Net realized loss on securities available for sale	(193)	—

Total	$(190)	$3

For Level III assets measured at fair value on a recurring or non-recurring basis as of March 31, 2014 and December 31, 2013, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	2014 Range (Weighted Average)	2013 Range (Weighted Average)

Trust Preferred Securities	$37,146	$37,209	Discounted Cash Flow	Credit Spreads	35-65 (52.5) basis points	40-70 (57.5) basis points
				Liquidity Risk Adjustments	20-55 (36) basis points	20-55 (36) basis points
				Default Rates	.6%-1%	.6%-1%
Impaired Loans	15,061	15,961	Appraisal of collateral (1)	Appraisal value and liquidation expense	2.84%-48.93% (9.95%)	2.84%-48.93% (9.95%)

Real estate acquired through foreclosure	1,993	1,977	Appraisal of collateral (1)	N/A	N/A	N/A

Servicing assets	6	9	Discounted Cash Flow	Remaining term	1 yrs to 16.65 yrs (12.25 yrs)	1.25 yrs to 16.9 yrs (12.5 yrs)
				Discount Rate	11.25%-12.25% (11.36%)	11.25%-12.25% (11.36%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended March 31, 2014 and 2013, the Company incurred write-downs on its REO properties of $11,000 and $0, respectively, there were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at March 31, 2014 and December 31, 2013 approximated the cash surrender value of the policies at those dates.

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

The following tables set forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$27,703	$27,703	$—	$—	$27,703
Securities	1,082,243	1,492	1,043,605	37,146	1,082,243
Securities Receivable	680	680	—	—	680
Loans receivable	699,498	—	—	716,137	716,137
Accrued Interest Receivable	7,635	7,635	—	—	7,635
FHLB Stock	14,920	14,920	—	—	14,920
Bank owned life insurance	30,724	30,724	—	—	30,724
Interest rate cap contracts	754	—	754	—	754

Financial Liabilities:
Deposits	1,268,409	622,300	—	652,287	1,274,587
Borrowed funds	418,892	—	150,877	280,909	431,786
Junior subordinated notes	36,083	—	25,258	—	25,258
Advance payments by borrowers for taxes and insurance	2,715	2,715	—	—	2,715
Accrued interest payable	1,628	1,628	—	—	1,628
Interest rate swap contracts	3,663	—	3,663	—	3,663

December 31, 2013
(Dollar amounts in thousands)	Carrying amount	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$16,214	$16,214	$—	$—	$16,214
Securities	1,063,016	1,921	1,023,886	37,209	1,063,016
Securities Receivable	654	654	—	—	654
Loans receivable	695,636	—	—	707,919	707,919
Accrued Interest Receivable	7,345	7,345	—	—	7,345
FHLB Stock	15,436	15,436	—	—	15,436
Bank owned life insurance	30,595	30,595	—	—	30,595
Interest rate cap contracts	717	—	717	—	717
Financial Liabilities:
Deposits	1,222,767	577,040	—	652,395	1,229,435
Borrowed funds	441,144	—	151,942	303,436	455,378
Junior subordinated notes	36,083	—	25,258	—	25,258
Advance payments by borrowers for taxes and insurance	2,659	2,659	—	—	2,659
Accrued interest payable	1,046	1,046	—	—	1,046
Interest rate swap contracts	3,870	—	3,870	—	3,870

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements in this report relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with ESB’s most recent annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2013, which is available at the SEC’s website, www.sec.gov, or at ESB’s website, www.esbbank.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

OVERVIEW

ESB Financial Corporation is a Pennsylvania corporation and thrift holding company that provides a wide array of retail and commercial financial products and services to customers in Western Pennsylvania through its wholly-owned subsidiary ESB Bank. ESB Bank currently operates 23 branches.

During the three months ended March 31, 2014, the Company reported net income of $4.3 million, an increase of approximately $626,000, or 16.9%, over the same period in the prior year. This increase was primarily the result of an increase in net interest income of $1.2 million and decreases in provision for loan losses and net income attributable to noncontrolling interest of $240,000 and $214,000, respectively, partially offset by a decrease in noninterest income of $634,000 and increases in noninterest expense and provision for income taxes of $15,000 and $369,000, respectively.

The Company is continuing efforts to improve the net interest margin by employing strategies to decrease the cost of funds, while attempting to increase the yield from the investment portfolio. The Company employs a strategy of purchasing cash-flowing fixed and variable rate mortgage-backed securities funded by wholesale borrowings, which are comprised of FHLB advances and repurchase agreements. This is referred to as the Company’s wholesale strategy. As part of the wholesale strategy, the Company uses a laddered maturity schedule of two to five years on the wholesale borrowings. As part of its ongoing interest rate risk strategy, the Company purchased structured repurchase agreements (REPOs) with imbedded interest rate caps. These interest rate caps will aid in insulating the Company’s net interest margin against a rapid rise in interest rates which can cause significant pressure to the Company’s interest rate margin.

During the three months ended March 31, 2014, the Company had approximately $32.2 million of maturing wholesale borrowings at a weighted average rate of 2.95% and an original call/maturity of 4.7 years. The borrowings that matured were replaced with wholesale borrowings of approximately $31.3 million at a weighted average rate of 1.14% and an original call/maturity of 2.7 years.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.3 million for the three months ended March 31, 2014 as compared to $3.7 million for the same period in the prior year. The $626,000, or 16.9%, increase in net income for the quarter ended March 31, 2014 as compared to the same period in the prior year was primarily the result of an increase in net interest income of $1.2 million and decreases in provision for loan losses and net income attributable to noncontrolling interest of $240,000 and $214,000, respectively, partially offset by a decrease in noninterest income of $634,000 and increases in noninterest expense and provision for income taxes of $15,000 and $369,000, respectively.

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

Net interest income increased $1.2 million, or 11.6%, to $11.4 million for the three months ended March 31, 2014. This increase in net interest income was the result of a decrease in interest expense of $1.4 million, partially offset by a decrease in interest income of $256,000.

Interest income. Interest income decreased $256,000, or 1.6%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease can primarily be attributed to decreases to interest earned on loans receivable and securities available for sale of $245,000 and $140,000, respectively, partially offset by an increase to interest earned on FHLB stock of $125,000.

Interest earned on loans receivable decreased $245,000, or 3.0%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 29 basis points to 4.55% for the three months ended March 31, 2014, compared to 4.84% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $21.6 million, or 3.2%, to $705.2 million for the three months ended March 31, 2014, compared to $683.6 million for the same period in the prior year.

Interest earned on securities decreased $140,000, or 1.7%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease was primarily the result of a 6 basis point decrease in the tax equivalent yield on securities to 3.43% for the three months ended March 31, 2014 from 3.49% for the three months ended March 31, 2013, partially offset by a slight increase in the average balance of the securities portfolio of $2.5 million, or 0.2%, to $1.1 billion at March 31, 2014.

Interest expense. Interest expense decreased $1.4 million, or 23.4%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $265,000 and $1.1 million, respectively.

Interest incurred on deposits decreased $265,000, or 13.5%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 12 basis points to 0.62% from 0.74% for the quarters ended March 31, 2014 and 2013, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $35.2 million, or 3.3%, to $1.1 billion for the three months ended March 31, 2014. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.1 million, or 31.1%, for the three months ended March 31, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 2.33% for the quarter ended March 31, 2014 as compared to 3.15%, for the quarter ended March 31, 2013 as well as a decrease in the average balance of borrowed funds of $32.2 million, or 6.9%, to $438.0 million for the three months ended March 31, 2014 as compared to the same quarter in the prior year.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended March 31, 2014, the interest incurred on these borrowings decreased by $46,000, or 8.2%, compared to the quarter ended March 31, 2013, due to a decrease in the average balance of these funds of $5.2 million, or 12.5%, as a result of redemptions in the first quarter of 2013, partially offset by an increase in the cost of these funds to 5.79% from 5.52% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended March 31,
	2014				2013
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate
Interest-earning assets:
Taxable securities available for sale	$664,253	5,118	3.08%		$638,025	4,962	3.11%
Taxable corporate bonds available for sale	242,671	1,435	2.37%		265,613	1,726	2.60%
Tax-exempt securities available for sale	149,016	1,652	6.72	% (1)	149,821	1,657	6.70	% (1)

	1,055,940	8,205	3.43	% (1)	1,053,459	8,345	3.49	% (1)

Mortgage loans	511,995	5,871	4.59%		489,416	5,918	4.84%
Other loans	155,432	1,647	4.30%		154,861	1,829	4.79%
Tax-exempt loans	37,740	310	5.05	% (1)	39,297	326	5.10	% (1)

	705,167	7,828	4.55	% (1)	683,574	8,073	4.84	% (1)

Cash equivalents	11,309	5	0.18%		8,497	1	0.05%
FHLB stock	15,410	133	3.50%		14,901	8	0.22%

	26,719	138	2.09%		23,398	9	0.16%

Total interest-earning assets	1,787,826	16,171	3.85	% (1)	1,760,431	16,427	3.97	% (1)
Other noninterest-earning assets	133,618	—	—		154,771	—	—

Total assets	$1,921,444	16,171	3.58	% (1)	$1,915,202	16,427	3.65	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	460,899	90	0.08%		447,743	83	0.08%
Time deposits	648,964	1,607	1.00%		626,960	1,879	1.22%

	1,109,863	1,697	0.62%		1,074,703	1,962	0.74%

FHLB advances	291,978	1,190	1.65%		222,338	1,484	2.71%
Repurchase Agreements	134,667	1,209	3.64%		239,667	2,083	3.52%
Other borrowings	11,351	119	4.25%		8,233	86	4.24%

	437,996	2,518	2.33%		470,238	3,653	3.15%

Junior subordinated notes-fixed	36,083	515	5.79%		36,083	515	5.79%
Junior subordinated notes-adjustable	—	—	—		5,155	46	3.62%

	36,083	515	5.79%		41,238	561	5.52%

Total interest-bearing liabilities	1,583,942	4,730	1.21%		1,586,179	6,176	1.58%

Noninterest-bearing demand deposits	125,942	—	—		112,616	—	—
Other noninterest-bearing liabilities	18,320	—	—		21,322	—	—

Total liabilities	1,728,204	4,730	1.11%		1,720,117	6,176	1.46%
Stockholders’ equity	193,240	—	—		195,085	—	—

Total liabilities and equity	$1,921,444	4,730	1.00%		$1,915,202	6,176	1.31%

Net interest income		11,441				10,251

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.64	% (1)			2.39	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.78	% (1)			2.55	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following table analyzes the changes in interest income and interest expense, for the three month period ended March 31, 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, March 31, 2014 versus 2013 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$20	$(160)	$(140)
Loans	250	(495)	(245)
Cash equivalents	—	4	4
FHLB stock	—	125	125

Total interest-earning assets	270	(526)	(256)

Interest expense:
Deposits	62	(327)	(265)
FHLB advances	384	(678)	(294)
Repurchase agreements	(941)	67	(874)
Other borrowings	33	—	33
Junior subordinated notes	(73)	27	(46)

Total interest-bearing liabilities	(535)	(911)	(1,446)

Net interest income	$805	$385	$1,190

Provision for loan losses. The provision for loan losses decreased $240,000 to reflect a recovery of $90,000 for the quarter ended March 31, 2014 when compared to the quarter ended March 31,2013. These provisions were part of the normal operations of the Company for the periods ending March 31, 2014. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at March 31, 2014 amounted to $6.7 million, or 0.94% of the Company’s total loan portfolio, as compared to $6.8 million, or 0.95%, at December 31, 2013. The Company’s allowance for losses on loans as a percentage of non-performing loans was 76.89% and 77.82% at March 31, 2014 and December 31, 2013, respectively.

Non-interest income. Non-interest income decreased $634,000, or 33.1%, for the three months ended March 31, 2014, compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases in income from real estate joint ventures of $409,000, other income of $53,000 as well as a net realized loss on derivatives of $147,000, as compared to a gain of $15,000 for the quarter ended March 31, 2013, which resulted in a decrease between the quarters of $162,000. Additionally the Company incurred impairment losses on investment securities of $193,000 for the quarter ended March 31, 2014. These decreases were offset by an increase of $189,000 in fees and service charges.

Net realized gains on securities available for sale increased $20,000 for the three months ended March 31, 2014 as compared to March 31, 2013. During the three months ended March 31, 2014, the Company had $563,000 in equity sales resulting in a gain of $288,000. During the quarter ended March 31, 2013, the Company had $1.5 million in sales from the portfolio, consisting of the sale of one fixed-rate mortgage backed security resulting in a gain of $268,000.

The Company had losses on derivatives during the quarter ended March 31, 2014 of $147,000, compared to gains in the same period in 2013 of $15,000, resulting in a decrease between the periods of $162,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $409,000 for the three months ended March 31, 2014 when compared to the same period in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $15,000, or 0.2%, to $7.2 million for the three months ended March 31, 2014, as compared to $7.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and advertising of $215,000 and $25,000, respectively, partially offset by decreases in premises and equipment, federal deposit insurance premiums, amortization of intangible assets and other expenses of $25,000, $42,000, $13,000 and $142,000, respectively.

Compensation and employee benefits increased $215,000 for the three months ended March 31, 2014, as compared to the same periods in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options, the restricted stock awards and group life and hospital insurance expense.

Premises and equipment expenses decreased $25,000 for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to decreased maintenance costs at the Company’s properties.

Other expenses decreased $142,000 for the three months ended March 31, 2014 as compared to the same period in the prior year. This decrease is primarily due to a decrease in the loss reserve the Company places on its unfunded loan commitments as well as decreased costs to the Low Income Housing Projects in which the Company participates.

Provision for income taxes. The provision for income taxes increased $369,000, or 45.5%, to $1.2 million for the three months ended March 31, 2014, compared to $811,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 21.4% for the quarter ended March 31, 2014 as compared to 17.9% for the same period in the prior year. The increased tax rate resulted from the expiration of low income housing tax credits in 2013 as well as an increase to pre-taxable income.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $32.3 million, or 1.7%, during the quarter to $1.94 billion at March 31, 2014 from $1.91 billion at December 31, 2013. This increase resulted primarily from increases in cash and cash equivalents, securities available for sale, loans receivable and accrued interest receivable of $11.5 million, or 70.9%, $19.2 million, or 1.8%, $3.9 million, or 0.6% and $290,000, or 4.0%, respectively. These increases were offset by decreases in FHLB stock, premises and equipment, real estate held for investment, intangible assets and prepaid expenses and other assets of $516,000, or 3.3%, $100,000, or 0.8%, $236,000, or 3.0%, $38,000, or 30.0%, and $1.8 million, or 14.0%, respectively. Total non-performing assets were $10.8 million at March 31, 2014 and December 31, 2013;

non-performing assets to total assets were 0.56% at March 31, 2014 and December 31, 2013. The Company’s total liabilities increased $24.0 million, or 1.4%, to $1.75 billion at March 31, 2014. The increase resulted primarily from an increase in deposits of $45.6 million, or 3.7%, partially offset by a decrease in borrowings of $22.3 million, or 4.7%. Total stockholders’ equity increased $8.3 million, or 4.5%, to $194.1 million at March 31, 2014, from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $2.5 million, or 2.6%, accumulated other comprehensive income of $5.2 million, or 113.4%, and decreases in treasury stock of $190,000, or 1.1%, and unearned employee stock ownership plan shares of $246,000, or 11.6%. Average stockholders’ equity to average assets was 10.06%, and book value per share was $10.94 at March 31, 2014, compared to 9.96% and $10.48, respectively, at December 31, 2013.

Cash on hand and Interest-earning deposits. Cash on hand and interest-earning deposits represent cash equivalents. Cash equivalents increased a combined $11.5 million, or 70.9%, to $27.7 million at March 31, 2014 from $16.2 million at December 31, 2013. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and securities repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications. The Company’s securities portfolio increased by $19.2 million, or 1.8%, to $1.1 billion at March 31, 2014. During the three months ended March 31, 2014, the Company recorded purchases of available for sale securities of $46.0 million, consisting of purchases of fixed-rate mortgage backed securities of $44.1 million and municipal bonds of $1.9 million. In addition, the portfolio increased by $7.6 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of the Company’s equity securities of $563,000, resulting in a gain of $288,000. In addition, there were repayments and maturities of securities of $33.4 million, premium amortizations of $435,000 and realized losses of $193,000 on other than temporarily impaired securities.

The Company’s investment strategy for 2014 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $40.0 million of wholesale borrowings with imbedded interest rate caps and $230.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. As of March 31, 2014, this resulted in approximately $147,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of March 31, 2014, the Company had securities with unrealized losses for greater than twelve months of $8.6 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $8.6 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, with the exception of the Company’s $2.5 million collateralized debt obligation, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $3.9 million, or 0.6%, to $699.5 million at March 31, 2014, from $695.6 million at December 31, 2013. Included in this increase in loans receivable were increases in commercial loans of $1.1 million, or 2.1%, and consumer loans of $435,000, or 0.3%. Additionally the portfolio was increased by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $2.3 million, or 11.2%, during the three months ended March 31, 2014.

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

Non-performing assets amounted to $10.8 million, or 0.56%, of total assets at March 31, 2014 and December 31, 2013. Non-performing assets consist of non-performing loans, REO, repossessed vehicles and TDRs of $8.6 million, $2.0 million, $46,000 and $169,000, respectively.

FHLB Stock. FHLB stock decreased by $516,000, or 3.3%, to $14.9 million at March 31, 2014 compared to $15.4 million at December 31, 2013. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $236,000, or 3.0%, to $7.6 million at March 31, 2014, from $7.8 million at December 31, 2013. This decrease was the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $38,000, or 29.9%, to $89,000 at March 31, 2014, from $127,000 at December 31, 2013. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $110,000 and $8,000 for the years 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of March 31, 2014 was $30.7 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $1.8 million, or 14.0%, to $11.4 million at March 31, 2014 from $13.2 million at December 31, 2013. This decrease is primarily due to an increase in the Company’s deferred tax asset of approximately $2.6 million, partially offset by increase in the Company’s receivables.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Deposits totaled $1.3 billion, or 73.6%, of the Company’s total funding sources at March 31, 2014. Total deposits increased $45.6 million, or 3.7%, to $1.3 billion at March 31, 2014. The primary source of the growth was $45.3 million in low interest core deposits consisting of interest-bearing demand deposits which increased $43.9 million and non-interest bearing deposits which increased $1.4 million during the period. Additionally, time deposits increased $382,000, during the three months ended March 31, 2014, The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $22.3 million, or 4.7%, to $455.0 million at March 31, 2014 from $477.2 million at December 31, 2013. FHLB advances decreased $1.0 million, or 0.3%, repurchase agreements decreased $20.0 million, or 14.5%, other borrowings decreased approximately $1.2 million, or 10.2%, while junior subordinated notes remained the same at $36.1 million during the three months ended March 31, 2014. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $213,000, or 15.4%, to $1.2 million at March 31, 2014, from $1.4 million at December 31, 2013. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued expenses and other liabilities. Accrued expenses and other liabilities increased by $725,000 or 4.3%, to $17.8 million at March 31, 2014 from $17.0 million at December 31, 2013. The increase was primarily due to decreases in various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity increased $8.3 million, or 4.5%, to $194.2 million at March 31, 2014 from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $2.5 million, or 2.6%, accumulated other comprehensive income of $5.2 million, or 113.4%, and decreases in treasury stock of $190,000, or 1.1%, and unearned employee stock ownership plan shares of $246,000, or 11.6%. Accumulated other comprehensive income, which includes the fair value adjustment on the securities portfolio, increased primarily due to a decrease in the interest rate on the ten year Treasury of approximately 27 basis points since December 31, 2013. Average stockholders’ equity to average assets was 10.06%, and book value per share was $10.94 at March 31, 2014 compared to 9.96% and $10.48, respectively, at December 31, 2013.

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

As of March 31, 2014, the implementation of these asset and liability initiatives resulted in the following: (i) $125.9 million or 19.1% of the Company’s mortgage-backed securities portfolio, $125.4 million or 62.3% of the Company’s corporate bond portfolio and $37.1 million or 95.5% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $162.3 million or 22.6% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $47.5 million or 12.9% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.7 years and (iv) the Company had $230.0 million in notional amount of interest rate caps and $40.0 million in structured borrowings with imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At March 31, 2014, the Company’s interest-earning assets maturing or repricing within one year totaled $626.9 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $713.9 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $87.0 million or a negative 4.5% of total assets. At March 31, 2014, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 87.8%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at March 31, 2014 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the March 31, 2014 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at March 31, 2014 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	2.23%	3.16%	(2.87%)	N/A
Return on average equity - increase (decrease)	4.40%	6.18%	(5.59%)	N/A
Diluted earnings per share - increase (decrease)	4.55%	6.45%	(5.81%)	N/A
EVE - increase (decrease)	(11.19%)	(23.78%)	(4.50%)	N/A

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2013 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the December 31, 2013 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at December 31, 2013 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	2.15%	3.21%	(3.34%)	N/A
Return on average equity - increase (decrease)	4.25%	6.32%	(6.44%)	N/A
Diluted earnings per share - increase (decrease)	4.39%	6.54%	(6.65%)	N/A
EVE - increase (decrease)	(10.90%)	(24.04%)	(4.75%)	N/A

LIQUIDITY

The Company’s primary sources of funds generally have been deposits obtained through the offices of the Bank, borrowings from the FHLB, repurchase agreement borrowings and amortization and prepayments of outstanding loans and maturing investment securities.

Net cash provided by operating activities totaled $5.5 million for the three months ended March 31, 2014. Net cash provided by operating activities was primarily comprised of net income of $4.4 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $645,000 and $932,000, respectively, as well as decreases in prepaid expenses and other assets of $890,000, and slight variances in other operating activities.

Funds used by investing activities totaled $15.6 million during the three months ended March 31, 2014. Primary uses of funds included purchases of securities available for sale of $46.0 million and loan originations and purchases of $29.4 million, partially offset by sources of funds from principal repayments of loans receivable and securities available for sale of $25.6 million and $33.4 million, respectively.

Funds provided by financing activities totaled $21.6 million for the three months ended March 31, 2014. The primary sources of funds were an increase in deposits of $45.6 million and proceeds from long-term borrowings of $31.3 million, partially offset by uses of funds were repayments of long-term borrowings, net repayment of short-term borrowings and dividends paid of $33.4 million, $20.1 million and $1.8 million, respectively.

At March 31, 2014, the total approved loan commitments outstanding amounted to $6.3 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $91.8 million and the unadvanced portion of construction loans approximated $13.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $448.9 million.

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

On March 18, 2014, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable April 25, 2014, to shareholders of record at the close of business on March 31, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At March 31, 2014, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 9.1% and 16.0%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in Item 7A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2013, filed with the SEC on March 15, 2014. Management believes there have been no material changes in the Company’s market risk since December 31, 2013.

Item 4. Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. During the period ended March 31, 2014, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not applicable

(c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31, 2014	—	$—	—	870,210
February 1-28, 2014	—	—	—	870,210
March 1-31, 2014	2,690	13.15	2,690	867,520

Totals	2,690	$13.15	2,690	867,520

(1)	On April 22, 2013, the Company announced a new program to repurchase up to 5%, or 880,000 shares, of the Company’s outstanding common stock. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: May 9, 2014	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and Chief Financial Officer