Form 10-Q
period 2014-06-30
ESB FINANCIAL CORP
filed 2014-08-08
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2014:

Common Stock, $0.01 par value	17,762,355 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of June 30, 2014 and December 31, 2013

(Dollar amounts in thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash on hand and in banks	$5,569	$7,272
Interest-earning deposits	9,299	8,942

Cash and cash equivalents	14,868	16,214
Securities available for sale; cost of $1,065,482 and $1,051,311	1,093,354	1,063,016
Loans receivable, net of allowance for loan losses of $6,816 and $6,805	709,373	695,636
Accrued interest receivable	7,342	7,345
Federal Home Loan Bank (FHLB) stock	14,115	15,436
Premises and equipment, net	13,009	13,308
Real estate acquired through foreclosure, net	2,141	1,977
Real estate held for investment	5,804	7,813
Goodwill	41,599	41,599
Intangible assets	63	127
Bank owned life insurance	30,235	30,595
Securities receivable	712	654
Prepaid expenses and other assets	7,835	13,197

Total assets	$1,940,450	$1,906,917

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,300,163	$1,222,767
FHLB advances	259,724	290,921
Repurchase agreements	108,000	138,000
Other borrowings	10,722	12,223
Junior subordinated notes	36,083	36,083
Advance payments by borrowers for taxes and insurance	3,515	2,659
Accounts payable for land development	1,062	1,383
Accrued expenses and other liabilities	17,847	17,038

Total liabilities	1,737,116	1,721,074

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,226 shares issued; 17,762,585 and 17,729,105 shares outstanding	192	192
Additional paid-in capital	104,392	104,251
Treasury stock, at cost; 1,451,641 and 1,485,121 shares	(17,180)	(17,540)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,632)	(2,121)
Retained Earnings	103,039	97,605
Accumulated other comprehensive income	15,573	4,615

Total ESB Financial Corporation’s stockholders’ equity	204,384	187,002
Noncontrolling interest	(1,050)	(1,159)

Total stockholders’ equity	203,334	185,843

Total liabilities and stockholders’ equity	$1,940,450	$1,906,917

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans receivable, including fees	$7,889	$7,972	$15,713	$16,045
Taxable securities available for sale	6,575	6,379	13,132	13,067
Tax free securities available for sale	1,625	1,647	3,278	3,304
FHLB Stock	203	10	336	18
Deposits with banks and federal funds sold	30	—	35	1

Total interest and dividend income	16,322	16,008	32,494	32,435

Interest expense:
Deposits	1,710	1,881	3,408	3,843
Borrowed funds	2,294	3,094	4,812	6,747
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	520	518	1,035	1,079

Total interest expense	4,524	5,493	9,255	11,669

Net interest income	11,798	10,515	23,239	20,766
Provision for loan losses	150	75	60	225

Net interest income after provision for loan losses	11,648	10,440	23,179	20,541

Noninterest income:
Fees and service charges	905	813	1,818	1,538
Increase of cash surrender value of bank owned life insurance	146	145	276	300
Net realized gain on securities available for sale	—	198	288	467
Total other-than-temporary impairment losses	—	—	(193)	—
Portion of loss recognized in other comprehensive income before taxes	—	—	—	—

Net impairment losses on investment securities	—	—	(193)	—
Net realized gain (loss) on derivatives	(292)	202	(440)	217
Income from real estate held for investment	977	384	1,145	961
Other	150	154	271	326

Total noninterest income	1,886	1,896	3,165	3,809

Noninterest expense:
Compensation and employee benefits	4,698	4,451	9,342	8,881
Premises and equipment	664	667	1,361	1,390
Federal deposit insurance premiums	296	318	562	626
Data processing	565	597	1,142	1,176
Amortization of intangible assets	25	41	60	89
Advertising	183	189	342	323
Other	1,243	1,191	2,092	2,182

Total noninterest expense	7,674	7,454	14,901	14,667

Income before income taxes	5,860	4,882	11,443	9,683
Provision for income taxes	1,082	956	2,262	1,767

Net income before noncontrolling interest	4,778	3,926	9,181	7,916
Less: net income attributable to the noncontrolling interest	78	50	141	326

Net income attributable to ESB Financial Corporation	$4,700	$3,876	$9,040	$7,590

Net income per share
Basic	$0.27	$0.22	$0.51	$0.44
Diluted	$0.26	$0.22	$0.51	$0.43
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.18
Weighted average shares outstanding	17,578,543	17,353,359	17,558,380	17,332,898
Weighted average shares and share equivalents outstanding	17,773,656	17,521,793	17,766,951	17,493,942

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income before noncontrolling interest	$4,778	$3,926	$9,181	$7,916
Other comprehensive (loss) income (net of tax and reclassifications)
Net change in unrealized (losses) gains:
Securities available for sale other-than-temporarily impaired:
Reclassification adjustment for losses recognized in earnings	—	—	193	—
Income tax effect	—	—	(66)	—

	—	—	127	—
Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the period	8,599	(21,515)	16,439	(24,484)
Income tax effect	(2,924)	7,316	(5,589)	8,324

	5,675	(14,199)	10,850	(16,160)

Reclassification adjustment for gains recognized in earnings	—	(198)	(288)	(467)
Income tax effect	—	67	98	159

	—	(131)	(190)	(308)

Unrealized holding (loss) gain on securities, net	5,675	(14,330)	10,787	(16,468)

Pension and postretirement amortization	33	36	67	73
Income tax effect	(11)	(12)	(23)	(25)

	22	24	44	48

Fair value adjustment on derivatives	44	1,100	193	1,369
Income tax effect	(15)	(374)	(66)	(465)

	29	726	127	904

Other comprehensive (loss) income	5,726	(13,580)	10,958	(15,516)

Net comprehensive income (loss) before noncontrolling interest	10,504	(9,654)	20,139	(7,600)
Less: net income attributable to the noncontrolling interest	78	50	141	326

Net comprehensive income (loss) attributable to ESB Financial Corporation	$10,426	$(9,704)	$19,998	$(7,926)

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2014

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2014	$192	$104,251	$(17,540)	$(2,121)	$97,605	$4,615	$(1,159)	$185,843

Net income	—	—	—	—	9,040	—	141	9,181
Other comprehensive income	—	—	—	—	—	10,958	—	10,958
Cash dividends at $0.20 per share	—	—	—	—	(3,510)	—	—	(3,510)
Purchase of treasury stock, at cost (9,697 shares)	—	—	(123)	—	—	—	—	(123)
Reissuance of treasury stock for stock option exercises (43,177 shares)	—	—	483	—	(96)	—	—	387
Compensation expense ESOP and MRP	—	359	—	489	—	—	—	848
Additional ESOP shares purchased	—	(247)	—	—	—	—	—	(247)
Tax effect of compensatory stock options	—	29	—	—	—	—	—	29
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(32)	(32)

Balance at June 30, 2014	$192	$104,392	$(17,180)	$(1,632)	$103,039	$15,573	$(1,050)	$203,334

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2014	2013
Operating activities:
Net income	$9,181	$7,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	442	488
Provision for loan losses	60	225
Amortization of premiums and accretion of discounts	1,250	2,099
Net gain on sale of securities available for sale	(288)	(467)
Impairment losses on investment securities	193	—
Net realized loss (gain) on derivatives	440	(217)
Amortization of intangible assets	60	89
Compensation expense on ESOP and MRP	848	751
Increases in Bank owned life insurance	(276)	(300)
Decrease in accrued interest receivable	3	418
Decrease in prepaid FDIC assessment	—	2,031
(Increase) decrease in prepaid expenses and other assets	(592)	1,423
Increase in accrued expenses and other liabilities	1,061	4,719
Gain on sale of real estate acquired through foreclosure	(12)	(57)
Other	914	(924)

Net cash provided by operating activities	13,284	18,194

Investing activities:
Loan originations	(73,054)	(94,632)
Purchases of:
Securities available for sale	(96,039)	(105,656)
FHLB Stock	(1,430)	(3,614)
Premises and equipment	(143)	(94)
Principal repayments of:
Loans receivable	60,436	86,948
Securities available for sale	80,473	125,633
Proceeds from the sale of:
Securities available for sale	563	1,795
Real estate acquired through foreclosure	45	579
Premises and Equipment	—	105
Proceeds from bank owned life insurance	636	—
Redemption of FHLB stock	2,751	1,966
Funding of real estate held for investment	(12,952)	(3,846)
Proceeds from real estate held for investment	12,949	2,607

Net cash (used in) provided by investing activities	(25,765)	11,791

Financing activities:
Net increase in deposits	77,396	32,707
Proceeds from long-term borrowings	33,118	94,030
Repayments of long-term borrowings	(75,714)	(138,227)
Net decrease in short-term borrowings	(20,102)	(2,502)
Capital disbursement to noncontrolling interest	(32)	(646)
Redemption of junior subordinated notes	—	(10,310)
Proceeds received from exercise of stock options	387	903
Dividends paid	(3,548)	(1,468)
Payments to acquire treasury stock	(123)	(595)
Stock purchased by ESOP	(247)	(199)

Net cash (used in) provided by financing activities	11,135	(26,307)

Net (decrease) increase in cash equivalents	(1,346)	3,678
Cash equivalents at beginning of period	16,214	15,064

Cash equivalents at end of period	$14,868	$18,742

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the six months ended June 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Six months ended June 30,
	2014	2013

Supplemental information:

Interest paid	$8,253	$10,412
Income taxes paid	2,528	1,849

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	121	53
Transfers from loan originations to proceeds on real estate held for investment	1,691	3,160
Dividends declared but not paid	1,776	1,764
Unfunded security commitments	—	2,160

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

The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At June 30, 2014, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and six months ended June 30, 2014, the Company recorded approximately $235,000 and $463,000, respectively, in compensation expense and a tax benefit of $33,000 and $55,000, respectively, related to our share-based compensation awards that are expected to vest in 2014.

During the three and six months ended June 30, 2013, the Company recorded approximately $185,000 and $357,000, respectively, in compensation expense and a tax benefit of $19,000 and $38,000, respectively, related to our share-based compensation awards that were expected to vest in 2013. As of June 30, 2014, there was approximately $992,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At June 30, 2014, there were twenty-one interest rate cap contracts outstanding with notional amounts totaling $220.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of June 30, 2014, the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at June 30, 2014 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at June 30, 2014:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.24%	2/10/2018	$—	$2,151
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.24%	2/10/2018	—	1,467

	$35,000					$—	$3,618

*	Variable receive rate based upon contract rates in effect at June 30, 2014.

Recent Accounting and Regulatory Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update were effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU became effective for the Company January 1, 2014 and did not have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.	Securities Available for Sale

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2014:
Trust preferred securities	$45,399	$331	$(6,876)	$38,854
Municipal securities	172,249	8,746	(683)	180,312
Equity securities - financial institutions	677	776	—	1,453
Corporate bonds	181,854	4,764	—	186,618
Mortgage-backed securities
U.S. sponsored entities	663,756	23,192	(2,403)	684,545
Private label	1,547	25	—	1,572

Subtotal mortgage-backed securities	665,303	23,217	(2,403)	686,117

Total securities	$1,065,482	$37,834	$(9,962)	$1,093,354

December 31, 2013:
Trust preferred securities	$45,589	$225	$(6,908)	$38,906
Municipal securities	178,579	5,310	(4,149)	179,740
Equity securities - financial institutions	953	968	—	1,921
Corporate bonds	201,268	5,313	(361)	206,220
Mortgage-backed securities
U.S. sponsored entities	623,134	18,397	(7,107)	634,424
Private label	1,788	21	(4)	1,805

Subtotal mortgage-backed securities	624,922	18,418	(7,111)	636,229

Total securities	$1,051,311	$30,234	$(18,529)	$1,063,016

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014:

As of June 30, 2014
(Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses

Trust preferred securities	—	$—	$—	8	$37,055	$6,876	8	$37,055	$6,876

Municipal securities	4	3,742	27	18	15,850	656	22	19,592	683

Mortgage-backed securities

U.S. sponsored entities	1	3,152	16	41	138,506	2,387	42	141,658	2,403

Total	5	$6,894	$43	67	$191,411	$9,919	72	$198,305	$9,962

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at June 30, 2014, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $193,000 credit-related OTTI recognized during 2014 consisted of a pooled trust preferred security with no remaining book value. There was no noncredit-related OTTI on this security recognized in OCI during the first six months of 2014.

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

The following table summarizes scheduled maturities of the Company’s securities as of June 30, 2014 and December 31, 2013 excluding equity securities which have no maturity dates:

As of June 30, 2014
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	3.74%	$39,789	$40,436
Due from one year to five years	2.79%	151,769	156,561
Due from five to ten years	3.42%	95,929	99,642
Due after ten years	3.06%	777,318	795,262

	3.08%	$1,064,805	$1,091,901

As of December 31, 2013
(Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value

Due in one year or less	2.79%	$41,074	$41,497
Due from one year to five years	2.97%	163,785	169,767
Due from five to ten years	3.37%	106,115	107,917
Due after ten years	3.14%	739,384	741,914

	3.12%	$1,050,358	$1,061,095

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the six month period ended June 30, 2014 was $563,000 resulting in gross realized gains of $288,000. The proceeds from the sale of securities for the six month period ended June 30, 2013 was $1.8 million resulting in gross realized gains of $467,000. There were no gross realized losses for the six months ended June 30, 2014 and June 30, 2013, respectively.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2014	December 31, 2013
Mortgage loans:
Residential real estate
Single family	$347,223	$341,775
Multi family	42,154	37,857
Construction	40,590	44,327

Total residential real estate	429,967	423,959

Commercial real estate
Commercial	91,310	77,366
Construction	10,235	25,971

Total commercial real estate	101,545	103,337

Subtotal mortgage loans	531,512	527,296

Other loans:
Consumer loans
Home equity loans	84,504	82,987
Dealer auto and RV loans	49,437	46,502
Other loans	6,047	6,653

Total consumer loans	139,988	136,142
Commercial business	55,071	52,801

Subtotal other loans	195,059	188,943

Total loans receivable	726,571	716,239
Less:
Allowance for loan losses	6,816	6,805
Deferred loan fees and net discounts	(2,329)	(2,007)
Loans in process	12,711	15,805

Subtotal	17,198	20,603

Net loans receivable	$709,373	$695,636

At June 30, 2014 and December 31, 2013, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first six months of 2014, the qualitative factors for trends in volume and terms remained unchanged from December 31, 2013.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.8 million adequate to cover loan losses inherent in the loan portfolio, at June 30, 2014. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three and six month periods ended June 30, 2014 and 2013:

Three months ended June 30, 2014
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$535	$1,832	$1,045	$2,786	$520	$6,718
Charge-offs	—	—	59	26	—	85
Recoveries	10	—	23	—	—	33
Provision	(74)	(96)	63	384	(127)	150

Ending Balance	$471	$1,736	$1,072	$3,144	$393	$6,816

Three months ended June 30, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$556	$2,197	$1,064	$2,389	$515	$6,721
Charge-offs	—	7	107	1	2	117
Recoveries	—	—	49	—	—	49
Provision	(13)	(88)	56	37	83	75

Ending Balance	$543	$2,102	$1,062	$2,425	$596	$6,728

Six months ended June 30, 2014
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$523	$1,723	$1,054	$2,996	$509	$6,805
Charge-offs	—	—	171	34	—	205
Recoveries	103	—	53	—	—	156
Provision	(155)	13	136	182	(116)	60

Ending Balance	$471	$1,736	$1,072	$3,144	$393	$6,816

Six months ended June 30, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	—	7	253	11	2	273
Recoveries	—	—	67	—	—	67
Provision	(7)	34	217	(105)	86	225

Ending Balance	$543	$2,102	$1,062	$2,425	$596	$6,728

The following tables present by portfolio segment, the recorded investment in loans at June 30, 2014 and December 31, 2013:

As of June 30, 2014
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Ending Balance	$558	$1,876	$1,034	$2,828	$520	$6,816

Ending balance: individually evaluated for impairment	$56	$847	$47	$401		$1,351

Ending balance: collectively evaluated for impairment	$415	$889	$1,025	$2,743	$393	$5,465

Loans Receivable:

Ending Balance	$55,071	$101,545	$139,988	$429,967	$—	$726,571

Ending balance: individually evaluated for impairment	$56	$13,957	$461	$2,356	$—	$16,830

Ending balance: collectively evaluated for impairment	$55,015	$87,588	$139,527	$427,611	$—	$709,741

As of December 31, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Ending Balance	$523	$1,723	$1,054	$2,996	$509	$6,805

Ending balance: individually evaluated for impairment	$24	$989	$48	$—	$—	$1,061

Ending balance: collectively evaluated for impairment	$499	$734	$1,006	$2,996	$509	$5,744

Loans Receivable:

Ending Balance	$52,801	$103,337	$136,142	$423,959	$—	$716,239

Ending balance: individually evaluated for impairment	$24	$14,385	$407	$2,206	$—	$17,022

Ending balance: collectively evaluated for impairment	$52,777	$88,952	$135,735	$421,753	$—	$699,217

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of June 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

Pass - loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention - loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard - loans that have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful - loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss - loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of June 30, 2014
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total

Pass	$42,154	$38,256	$78,056	$10,235	$55,032	$223,733
Special Mention	—	341	1,222	—	11	1,574
Substandard	—	1,993	12,032	—	28	14,053
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$42,154	$40,590	$91,310	$10,235	$55,071	$239,360

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Multi-family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total

Pass	$37,857	$40,874	$63,532	$25,971	$52,730	$220,964
Special Mention	—	382	1,283	—	17	1,682
Substandard	—	3,071	12,551	—	54	15,676
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$37,857	$44,327	$77,366	$25,971	$52,801	$238,322

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent.

As of June 30, 2014
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total

Performing	$343,873	$84,272	$49,291	$5,972	$483,408
Nonperforming	3,350	232	146	75	3,803

Total	$347,223	$84,504	$49,437	$6,047	$487,211

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total

Performing	$338,370	$82,692	$46,364	$6,588	$474,014
Nonperforming	3,405	295	138	65	3,903

Total	$341,775	$82,987	$46,502	$6,653	$477,917

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

Non-performing loans, which include non-accrual loans and TDRs, were $8.9 million and $7.4 million at June 30, 2014 and December 31, 2013, respectively. The TDRs included in non-performing loans amounted to $186,000 and $368,000 at June 30, 2014 and December 31, 2013, respectively. The Company also had TDR’s that were in compliance with their modified terms of $9.3 million and $8.2 million at June 30, 2014 and December 31, 2013, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

The following tables are an aging analysis of the investment of past due loans receivable as of June 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)							Recorded Investment > 90 Days and Accruing
As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable

Residential real estate
Single family	$633	$475	$3,350	$4,458	$342,765	$347,223	$—
Construction	—	—	—	—	40,590	40,590	—
Multi-family	—	—	—	—	42,154	42,154	—
Commercial Real Estate
Commercial	105	7	5,023	5,135	86,175	91,310	—
Construction	—	—	—	—	10,235	10,235	—
Consumer
Consumer - home equity	96	28	124	248	84,256	84,504	—
Consumer - dealer auto and RV	497	138	124	759	48,678	49,437	—
Consumer - other	37	24	75	136	5,911	6,047	—
Commercial	—		28	28	55,043	55,071	—

Total	$1,368	$672	$8,724	$10,764	$715,807	$726,571	$—

(Dollar amounts in thousands)							Recorded Investment > 90 Days and Accruing
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable

Residential real estate
Single family	$653	$319	$3,405	$4,377	$337,398	$341,775	$—
Construction	—	—	—	—	44,327	44,327	—
Multi-family	—	—	—	—	37,857	37,857	—
Commercial Real Estate
Commercial	53	65	4,787	4,905	72,461	77,366	—
Construction	—	—	—	—	25,971	25,971	—
Consumer
Consumer - home equity	156	65	214	435	82,552	82,987	—
Consumer - dealer auto and RV	993	106	136	1,235	45,267	46,502	—
Consumer - other	47	43	65	155	6,498	6,653	—
Commercial	—	—	30	30	52,771	52,801	—

Total	$1,902	$598	$8,637	$11,137	$705,102	$716,239	$—

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

The following tables summarize impaired loans:

Impaired Loans

As of June 30, 2014 and December 31, 2013

(Dollar amounts in thousands)
	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial Real Estate	$2,834	$2,940	$—	$3,139	$3,246	$—
Residential single family	1,380	1,380	—	1,356	1,356	—
Residential construction	—	—	—	850	850	—
Consumer loans
Home Equity	286	289	—	249	253	—
Dealer auto and RV	24	24	—	6	6	—

With an allowance recorded:

Commercial Real Estate	$11,123	$11,287	$847	$11,246	$11,409	$989
Commercial Business	56	56	56	24	24	24
Residential Single Family	976	976	401	—	—	—
Consumer Loans:
Home Equity	148	148	44	149	149	45
Dealer auto and RV	3	3	3	3	3	3

Total:

Commercial Real Estate	13,957	14,227	847	14,385	14,655	989
Commercial Business	56	56	56	24	24	24
Residential single family	2,356	2,356	401	1,356	1,356	—
Residential construction	—	—	—	850	850	—
Consumer	461	464	47	407	411	48

Total	$16,830	$17,103	$1,351	$17,022	$17,296	$1,061

(Dollar amounts in thousands)
	Three months ended June 30, 2014		Three months ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial Real Estate	$2,978	$13	$5,279	$50
Commercial business loans	—	—	—	—
Residential single family	1,364	—	1,358	1
Residential construction loans	—	—	944	11
Consumer Loans:
Home equity	273	3	190	2
Dealer auto and RV	25	—	10	1

With an allowance recorded:
Commercial Real Estate	11,145	113	8,420	134
Commercial business loans	56	—	—	—
Residential single family	976	—	—	—
Residential construction loans	—	—	—	—
Consumer Loans:
Home equity	148	3	176	2
Dealer auto and RV	3	—	4	—

Total:

Commercial Real Estate	$14,123	$126	$13,699	$184
Commercial business loans	56	—	—	—
Residential single family	2,340	—	1,358	1
Residential construction loans	—	—	944	11
Consumer	449	6	380	5

(Dollar amounts in thousands)
	Six months ended June 30, 2014		Six months ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:

Commercial Real Estate	$3,025	$27	$5,207	$120
Commercial business loans	—	—	—	—
Residential single family	1,360	1	1,359	4
Residential construction loans	—	—	898	18
Consumer Loans:
Home equity	262	7	170	6
Dealer auto and RV	26	1	11	2

With an allowance recorded:
Commercial Real Estate	11,179	226	8,180	258
Commercial business loans	56	1	—	—
Residential single family	488	—	—	—
Residential construction loans	—	—	—	—
Consumer Loans:
Home equity	149	4	175	5
Dealer auto and RV	3	—	4	—

Total:

Commercial Real Estate	$14,204	$253	$13,387	$378
Commercial business loans	56	1	—	—
Residential single family	1,848	1	1,359	4
Residential construction loans	—	—	898	18
Consumer	440	12	360	13

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquent, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of June 30, 2014 and December 31, 2013. The balances are presented by class of loans:

(Dollar amounts in thousands)	June 30,	December 31,
	2014	2013
Commercial	$28	$30
Commercial Real Estate	5,023	4,787
Residential	3,350	3,405
Consumer
Consumer - Home Equity	124	214
Consumer - Dealer auto and RV	124	136
Consumer - other	75	65

Total	$8,724	$8,637

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

The following table includes the recorded investment and number of modifications for modified loans, as of June 30, 2014 and December 31, 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)
	For the Three Months ended
	June 30, 2014
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total

Troubled Debt Restructurings
Consumer
Home equity	1	$46	$46	$—	$—	$46

Troubled Debt Restructurings	1	$46	$46	$—	$—	$46

(Dollar amounts in thousands)
	For the Three Months ended
	June 30, 2013
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total

Troubled Debt Restructurings
Commercial real estate	11	$2,288	$26	$—	$2,262	$2,288
Consumer
Home equity	3	15	15	—	—	15

Troubled Debt Restructurings	14	$2,303	$41	$—	$2,262	$2,303

(Dollar amounts in thousands)
	For the Six Months ended
	June 30, 2014
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total

Troubled Debt Restructurings
Commercial	1	$57	$—	$—	$57	$57
Consumer
Home equity	2	57	46		11	57
Dealer auto and RV	2	24	7	—	17	24

Troubled Debt Restructurings	5	$138	$53	$—	$85	$138

(Dollar amounts in thousands)
	For the Six Months ended
	June 30, 2013
			Post-Modification Recorded Investment
		Pre-Modification
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total

Troubled Debt Restructurings
Commercial real estate	12	$2,331	$26	$—	$2,305	$2,331
Consumer
Home equity	6	91	91	—	—	91

Troubled Debt Restructurings	18	$2,422	$117	$—	$2,305	$2,422

The Company did not have any TDRs that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2014		December 31, 2013
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$124,390	9.6%	$124,777	10.2%
NOW account deposits	302,677	23.3%	234,163	19.2%
Money Market deposits	42,240	3.2%	39,688	3.2%
Passbook account deposits	184,085	14.2%	178,412	14.6%
Time deposits	646,771	49.7%	645,727	52.8%

	$1,300,163	100.0%	$1,222,767	100.0%

The Company’s time deposits mature as follows:

(Dollar amounts in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Within one year	$456,259	70.6%	$437,731	67.8%
After one year through two years	99,597	15.4%	115,976	18.0%
After two years through three years	67,773	10.5%	60,045	9.3%
After three years through four years	12,897	2.0%	16,393	2.5%
After four years through five years	6,130	0.9%	10,871	1.7%
Thereafter	4,115	0.6%	4,711	0.7%

	$646,771	100.0%	$645,727	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	June 30, 2014		December 31, 2013
	Weighted		Weighted
	average		average
	rate	Amount	rate	Amount

FHLB advances:
Due within 12 months	1.95%	$57,180	2.12%	$101,492
Due beyond 12 months but within 2 years	0.95%	60,075	2.14%	25,873
Due beyond 2 years but within 3 years	1.11%	85,466	0.99%	78,008
Due beyond 3 years but within 4 years	1.60%	44,375	1.34%	73,380
Due beyond 4 years but within 5 years	3.21%	12,628	3.26%	12,168

		$259,724		$290,921

Repurchase agreements:
Due within 12 months	2.24%	$38,000	2.34%	$58,000
Due beyond 12 months but within 2 years	—	—	4.12%	10,000
Due beyond 2 years but within 3 years	4.28%	25,000	—	—
Due beyond 3 years but within 4 years	3.90%	10,000	4.28%	25,000
Due beyond 4 years but within 5 years	4.66%	35,000	4.49%	45,000

		$108,000		$138,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	750	4.68%	1,000
Due beyond 2 years but within 3 years	—	—	4.68%	250

		$1,750		$2,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	3.75%	$1,000
Due beyond 12 months but within 2 years	3.75%	1,000	3.75%	1,000
Due beyond 2 years but within 3 years	3.75%	1,000	3.75%	1,000
Due beyond 3 years but within 4 years	3.75%	5,972	3.75%	1,000
Due beyond 4 years but within 5 years	—	—	3.75%	5,973

		$8,972		$9,973

Junior subordinated notes
Due beyond 5 years	2.04%	$36,083	2.06%	$36,083

Included in the $108.0 million of Repurchase Agreements (REPOs) is a $10.0 million structured REPO with an imbedded cap at a strike rate of 3.00% based on the 3 month LIBOR rate. If during the term of the REPO, the 3 month LIBOR rate exceeds the strike rate, the interest rate on the structured REPO is reduced by the difference between the rate and the strike rate.

Also included in the $108.0 million of REPOs is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of June 30, 2014 was $129.9 million with an amortized cost of $122.0 million. The market value of the securities as of December 31, 2013 was $168.8 million with an amortized cost of $160.4 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the Company had REPOs with Citigroup of $25.0 million and $45.0 million respectively, Barclays Capital of $30.0 million and $30.0 million, respectively, Credit Suisse of $43.0 million and $43.0 million, respectively and Morgan Stanley of $10.0 million and $20.0 million, respectively.

As of June 30, 2014, the REPOs with Citigroup had $2.3 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 34 months, Barclays Capital had $6.3 million at risk with a weighted average maturity of 37 months, Credit Suisse had $10.7 million at risk with a weighted average maturity of 32 months and Morgan Stanley had $81,000 million at risk with a weighted average maturity of one month.

Borrowings under REPO averaged $114.7 million and $123.0 million during the three months and six months ended June 30, 2014, respectively. The maximum amount outstanding at any month-end was $118.0 million and $138.0 million during the three and six months ended June 30, 2014, respectively.

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

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Net income	$4,700	$3,876
Weighted-average common shares outstanding	17,579	17,353

Basic earnings per share	$0.27	$0.22

Weighted-average common shares outstanding	17,579	17,353
Common stock equivalents due to effect of stock options	195	169

Total weighted-average common shares and equivalents	17,774	17,522

Diluted earnings per share	$0.26	$0.22

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Net income	$9,040	$7,590
Weighted-average common shares outstanding	17,558	17,333

Basic earnings per share	$0.51	$0.44

Weighted-average common shares outstanding	17,558	17,333
Common stock equivalents due to effect of stock options	209	161

Total weighted-average common shares and equivalents	17,767	17,494

Diluted earnings per share	$0.51	$0.43

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 200,569 and 296,095 at June 30, 2014 and June 30, 2013, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 32,353 shares at $10.35 per diluted share expiring November 2020, 51,707 shares at $11.00 per diluted share expiring November 2021, 120,556 shares at $10.50 per diluted share expiring November 2022 and 258,354 shares at $13.36 per diluted share expiring November 2023 were outstanding as of June 30, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

Options to purchase 65,386 shares at $10.35 per diluted share expiring November 2020, 78,424 shares at $11.00 per diluted share expiring November 2021 and 190,335 shares at $10.50 per diluted share expiring November 2022 were outstanding as of June 30, 2013, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

7.	Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI for the three and six month periods ended June 30, 2014 and 2013:

(Dollar amounts in thousands)
	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013	Affected line item
Details about AOCI Components	Amount	Amount	in the Statement where net
	Reclassifed from AOCI	Reclassifed from AOCI	income is presented

Available-for-sale securities
Realized gain on sale of securities	$—	$(198)	Net realized gain on securities available for sale
Impairment expense	—	—	Net impairment losses on investment securities

	—	(198)	Total before tax
	—	67	Provision for income taxes

	—	(131)	Net of tax

Defined benefit pension plan items
Amortization of prior service costs	23	26	See Note 1 below
Amortization of actuarial gains/(losses)	10	10	See Note 1 below

	33	36	Total before tax
	(11)	(12)	Provision for income taxes

	22	24	Net of tax

Total reclassifications	$22	$(107)	Net of tax

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	Affected line item
Details about AOCI Components	Amount	Amount	in the Statement where net
	Reclassifed from AOCI	Reclassifed from AOCI	income is presented

Available-for-sale securities
Realized gain on sale of securities	$(288)	$(467)	Net realized gain on securities available for sale
Impairment expense	193	—	Net impairment losses on investment securities

	(95)	(467)	Total before tax
	32	159	Provision for income taxes

	(63)	(308)	Net of tax

Defined benefit pension plan items
Amortization of prior service costs	47	53	See Note 1 below
Amortization of actuarial gains/(losses)	20	20	See Note 1 below

	67	73	Total before tax
	(23)	(25)	Provision for income taxes

	44	48	Net of tax

Total reclassifications	$(19)	$(260)	Net of tax

Note 1: These items are included in the computation of net periodic pension cost. See Note 8, Retirement Plans, for additional information.

(Dollar amounts in thousands)
	Three Months ended June 30, 2014
	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total

Beginning balance	$(2,417)	$12,719	$(455)	$9,847

Other comprehensive income/(loss) before reclassification	29	5,675	—	5,704

Amounts reclassified from AOCI	—	—	22	22

Net current period OCI	29	5,675	22	5,726

Ending Balance	$(2,388)	$18,394	$(433)	$15,573

(Dollar amounts in thousands)
	Three Months ended June 30, 2013
	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total

Beginning balance	$(3,556)	$27,327	$(604)	$23,167

Other comprehensive income/(loss) before reclassification	726	(14,199)	—	(13,473)

Amounts reclassified from AOCI	—	(131)	24	(107)

Net current period OCI	726	(14,330)	24	(13,580)

Ending Balance	$(2,830)	$12,997	$(580)	$9,587

(Dollar amounts in thousands)
	Six Months ended June 30, 2014
	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total

Beginning balance	$(2,515)	$7,608	$(478)	$4,615

Other comprehensive income/(loss) before reclassification	127	10,850	—	10,977

Amounts reclassified from AOCI	—	(63)	44	(19)

Net current period OCI	127	10,787	44	10,958

Ending Balance	$(2,388)	$18,395	$(434)	$15,573

(Dollar amounts in thousands)
	Six Months ended June 30, 2013
	Gains/(losses) on	Unrealized gains/(losses) on	Defined benefit pension
	Cash Flow Hedges	available-for-sale securities	plan items	Total

Beginning balance	$(3,733)	$29,464	$(628)	$25,103

Other comprehensive income/(loss) before reclassification	904	(16,160)	—	(15,256)

Amounts reclassified from AOCI	—	(308)	48	(260)

Net current period OCI	904	(16,468)	48	(15,516)

Ending Balance	$(2,829)	$12,996	$(580)	$9,587

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At June 30, 2014, the participants in the plan had credited service under the SERP ranging from 23 to 35 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of June 30, 2014 and 2013:

(Dollar amounts in thousands)	SERP		SERP
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Components of net periodic pension cost
Service cost	$22	$25	$44	$50
Interest cost	36	28	72	56
Amortization of prior service cost	22	26	44	52
Amortization of unrecognized gains and losses	10	10	20	20

Net periodic pension cost	$90	$89	$180	$178

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Components of net periodic pension cost
Service cost	$2	$1	$4	$2
Interest cost	9	7	18	14

Net periodic pension cost	$11	$8	$22	$16

9.	Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 35 to 65 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.3 million or 49.44% of the $37.1 million in floating rate trust preferred securities at June 30, 2014 represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of June 30, 2014
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,799	$37,055	$38,854
Municipal securities	—	180,312	—	180,312
Equity securities	1,453	—	—	1,453
Corporate bonds	—	186,618	—	186,618
Mortgage backed securities
U.S. sponsored entities	—	684,545	—	684,545
Private label	—	1,572	—	1,572

Subtotal mortgage-backed securities	—	686,117	—	686,117

Total securities available for sale	$1,453	$1,054,846	$37,055	$1,093,354

Other Assets
Interest rate caps	$—	$462	$—	$462

Total other assets	$—	$462	$—	$462

Liabilities
Other Liabilities
Interest rate swaps	$—	$3,618	$—	$3,618

Total other liabilities	$—	$3,618	$—	$3,618

	As of December 31, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total

Assets:
Securities available for sale
Trust preferred securities	$—	$1,697	$37,209	$38,906
Municipal securities	—	179,740	—	179,740
Equity securities	1,921	—	—	1,921
Corporate bonds	—	206,220	—	206,220
Mortgage backed securities
U.S. sponsored entities	—	634,424	—	634,424
Private label	—	1,805	—	1,805

Subtotal mortgage-backed securities	—	636,229	—	636,229

Total securities available for sale	$1,921	$1,023,886	$37,209	$1,063,016

Other Assets
Interest rate caps	$—	$717	$—	$717

Total other assets	$—	$717	$—	$717

Liabilities:
Other Liabilities
Interest rate swaps	$—	$3,870	$—	$3,870

Total other liabilities	$—	$3,870	$—	$3,870

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three and six month periods ended June 30, 2014 and 2013.

Fair value measurements using significant unobservable inputs (Level III).

	Securities available for sale		Securities available for sale
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Beginning balance January 1,	$37,146	$36,353	$37,209	$36,179
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	4	4	7	7
Net realized loss on securities available for sale	—	—	(193)	—
Included in other comprehensive income	(95)	577	32	748
Transfers in and/or out of Level III	—	—	—	—
Purchases, issuances and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—

Ending balance, June 30,	$37,055	$36,934	$37,055	$36,934

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three and six month period ended June 30, 2014 and 2013 for Level III assets and liabilities that are still held at June 30, 2014 and 2013.

	Securities available for sale		Securities available for sale
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income on securities	$4	$4	$7	$7
Net realized loss on securities available for sale	—	—	(193)	—

Total	$4	$4	$(186)	$7

For Level III assets measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	2014 Range (Weighted Average)	2013 Range (Weighted Average)

Trust Preferred Securities	$37,055	$37,209	Discounted Cash Flow	Credit Spreads	35-65 (52.5) basis points	40-75 (62.5) basis points
				Liquidity Risk Adjustments	20-55 (36) basis points	20-55 (36) basis points
				Default Rates	.6%-1%	.6%-1%

Impaired Loans	15,479	15,961	Appraisal of collateral (1)	Appraisal value and liquidation expense	2.84%-48.93%(9.91%)	2.84%-48.93%(9.95%)

Real estate acquired through foreclosure	2,141	1,977	Appraisal of collateral (1)	N/A	N/A	N/A

Servicing assets	5	9	Discounted Cash Flow	Remaining term	.75 yrs to 16.40 yrs (12 yrs)	1 yrs to 16.65 yrs (12.5 yrs)
				Discount Rate	11.25%-12.25% (11.36%)	11.25%-12.25%(11.36%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended June 30, 2014 and 2013, the Company incurred write-downs on its REO properties of $15,000 and $50,000, respectively. There were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Cash and cash equivalents - The carrying amounts of cash equivalents approximate their fair values.

Securities - With the exception of floating rate trust preferred securities ( the valuation of the trust preferred securities is discussed in footnote 9, Fair Value), fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Securities receivable - The carrying amount of securities receivable approximates their fair values.

Loans receivable and held for sale - Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The carrying amounts of loans held for sale approximate their fair values.

Accrued interest receivable and payable - The carrying amounts of accrued interest approximate their fair values.

FHLB stock - FHLB stock is restricted from trading purposes and thus, the carrying value approximates its fair value.

Bank owned life insurance (BOLI) - The fair value of BOLI at June 30, 2014 and December 31, 2013 approximated the cash surrender value of the policies at those dates.

Interest rate cap and interest rate swap contracts - Fair values of interest rate cap and interest rate swap contracts are based on dealer quotes.

Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current market interest rates to a schedule of aggregated expected monthly maturities.

Borrowed funds and junior subordinated notes - For variable rate borrowings, fair values are based on carrying values. For fixed rate borrowings, fair values are based on the discounted value of contractual cash flows and on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Fair values of structured borrowings are based on dealer quotes.

Advance payments by borrowers for taxes and insurance - The fair value of the advance payments by borrowers for taxes and insurance approximated the carrying value of those commitments at those dates.

The following tables set forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollar amounts in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$14,868	$14,868	$—	$—	$14,868
Securities	1,093,354	1,453	1,054,846	37,055	1,093,354
Securities Receivable	2,380	2,380	—	—	2,380
Loans receivable and held for sale	709,373	—	—	732,778	732,778
Accrued Interest Receivable	7,342	7,342	—	—	7,342
FHLB Stock	14,115	14,115	—	—	14,115
Bank owned life insurance	30,235	30,235	—	—	30,235
Interest rate cap contracts	462	—	462	—	462

Financial Liabilities:
Deposits	1,300,163	653,392	—	652,407	1,305,799
Borrowed funds	378,446	—	119,727	270,675	390,402
Junior subordinated notes	36,083	—	27,062	—	27,062
Advance payments by borrowers for taxes and insurance	3,515	3,515	—	—	3,515
Accrued interest payable	2,048	2,048	—	—	2,048
Interest rate swap contracts	3,618	—	3,618	—	3,618

December 31, 2013
(Dollar amounts in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value
Financial Assets:
Cash and Cash Equivalents	$16,214	$16,214	$—	$—	$16,214
Securities	1,063,016	1,921	1,023,886	37,209	1,063,016
Securities Receivable	654	654	—	—	654
Loans receivable and held for sale	695,636	—	—	707,919	707,919
Accrued Interest Receivable	7,345	7,345	—	—	7,345
FHLB Stock	15,436	15,436	—	—	15,436
Bank owned life insurance	30,595	30,595	—	—	30,595
Interest rate cap contracts	717	—	717	—	717

Financial Liabilities:
Deposits	1,222,767	577,040	—	652,395	1,229,435
Borrowed funds	441,144	—	151,942	303,436	455,378
Junior subordinated notes	36,083	—	25,258	—	25,258
Advance payments by borrowers for taxes and insurance	2,659	2,659	—	—	2,659
Accrued interest payable	1,046	1,046	—	—	1,046
Interest rate swap contracts	3,870	—	3,870	—	3,870

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

During the three months ended June 30, 2014, the Company reported net income of $4.7 million, an increase of approximately $824,000, or 21.3%, over the same period last year. The Company had an increase in interest income of approximately $314,000 over the same quarter last year, and a decrease in interest expense of $969,000 during the same period. The result was an increase of $1.3 million in net interest income. This increase in net interest income was partially offset by an increase in provision for loan losses, noninterest expense, provision for income taxes and net income attributable to the noncontrolling interest of $75,000, $220,000, $126,000 and $28,000, respectively, as well as a slight decrease of $10,000 to noninterest income.

During the six months ended June 30, 2014, the Company reported net income of $9.0 million, an increase of approximately $1.5 million, or 19.1%, over the same period last year. The Company had an increase in interest income of approximately $59,000 over the same period last year, and a decrease in interest expense of $2.4 million during the same period. The result was an increase of $2.5 million in net interest income. In addition, the Company also had decreases in provision for loan losses and net income attributable to the noncontrolling interest of $165,000 and $185,000, respectively, when compared to the six months ended June 30, 2013. These increases were partially offset by increases in noninterest expense and provision for income taxes of $234,000 and $495,000, respectively, as well as a decrease in noninterest income of $644,000.

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

During the six months ended June 30, 2014, the Company had approximately $74.2 million of maturing wholesale borrowings with a weighted average rate of 3.16% and an original call/maturity of 4.7 years. The borrowings that matured were partially replaced with wholesale borrowings of approximately $33.1 million with a weighted average rate of 1.14% and an original call/maturity of 2.8 years and deposit growth of approximately $77.4 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.7 million for the three months ended June 30, 2014 as compared to $3.9 million for the same period in the prior year. The $824,000, or 21.3%, increase in net income for the quarter ended June 30, 2014 as compared to the same period in the prior year was primarily the result of an increase in interest income of approximately $314,000 over the same quarter last year, and a decrease in interest expense of $969,000 during the same period. The result was an increase of $1.3 million in net interest income. This increase in net interest income was partially offset by an increase in provision for loan losses, noninterest expense, provision for income taxes and net income attributable to the noncontrolling interest of $75,000, $220,000, $126,000 and $28,000, respectively, as well as a slight decrease of $10,000 to noninterest income.

The Company recorded net income of $9.0 million for the six months ended June 30, 2014 as compared to $7.6 million for the same period in the prior year. The $1.5 million, or 19.1%, increase in net income for the six months ended June 30, 2014 as compared to the same period in the prior year was primarily the result of an increase in interest income of approximately $59,000 over the same period last year, and a decrease in interest expense of $2.4 million during the same period. The result was an increase of $2.5 million in net interest income. In addition the Company also had decreases in provision for loan losses and net income attributable to the noncontrolling interest of $165,000 and $185,000, respectively, when compared to the six months ended June 30, 2013. These increases were partially offset by increases in noninterest expense and provision for income taxes of $234,000 and $495,000, respectively, as well as a decrease in noninterest income of $644,000.

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

Net interest income increased $1.3 million, or 12.2%, to $11.8 million for the three months ended June 30, 2014, compared to $10.5 million for the same period in the prior year. This increase in net interest income was the result of an increase in interest income of $314,000 and a decrease in interest expense of $969,000.

Net interest income increased $2.5 million, or 11.9%, to $23.2 million for the six months ended June 30, 2014, compared to $20.8 million for the same period in the prior year. This increase in net interest income was the result of an increase in interest income of $59,000 and a decrease in interest expense of $2.4 million.

Interest income. Interest income increased $314,000, or 2.0%, for the three months ended June 30, 2014, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on securities available for sale, FHLB stock and interest earning deposits of $174,000, $193,000 and $30,000, respectively, partially offset by a decrease in interest earned on loans receivable of $83,000.

Interest earned on loans receivable decreased $83,000, or 1.0%, for the three months ended June 30, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 19 basis points to 4.53% for the three months ended June 30, 2014, compared to 4.72% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $22.1 million, or 3.2%, to $712.4 million for the three months ended June 30, 2014, compared to $690.3 million for the same period in the prior year.

Interest earned on securities increased $174,000, or 2.2%, for the three months ended June 30, 2014, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $26.9 million, or 2.6%, to $1.1 billion at June 30, 2014, partially offset by a slight decrease in the tax equivalent yield on securities to 3.39% for the three months ended June 30, 2014 from 3.42% for the three months ended June 30, 2013.

Interest income increased $59,000, or 0.2%, for the six months ended June 30, 2014, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on securities available for sale, FHLB stock and interest earning deposits of $39,000, $318,000 and $34,000, respectively, partially offset by a decrease in interest earned on loans receivable of $332,000

Interest earned on loans receivable decreased $332,000, or 2.1%, for the six months ended June 30, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 24 basis points to 4.54% for the six months ended June 30, 2014, compared to 4.78% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $21.9 million, or 3.2%, to $708.8 million for the six months ended June 30, 2014, compared to $686.9 million for the same period in the prior year.

Interest earned on securities increased $39,000, or 0.24%, for the six months ended June 30, 2014, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $14.7 million, or 1.4%, to $1.1 billion at June 30, 2014, partially offset by a 4 basis point decrease in the tax equivalent yield on securities to 3.41% for the six months ended June 30, 2014 from 3.45% for the six months ended June 30, 2013.

Interest expense. Interest expense decreased $969,000, or 17.6%, for the three months ended June 30, 2014, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $171,000 and $800,000, respectively.

Interest incurred on deposits decreased $171,000, or 9.1%, for the three months ended June 30, 2014, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 10 basis points to 0.58% from 0.68% for the quarters ended June 30, 2014 and 2013, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $81.2 million, or 7.4% to $1.2 billion for the three months ended June 30, 2014. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $800,000, or 25.9%, for the three months ended June 30, 2014 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds of 60 basis points to 2.29% for the quarter ended June 30, 2014 as compared to 2.89% for the quarter ended June 30, 2013, as well as a decrease in the average balance of borrowed funds of $27.0 million, or 6.3%, to $402.1 million at June 30, 2014.

Interest expense decreased $2.4 million, or 20.7%, for the six months ended June 30, 2014, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $435,000 and $1.9 million, respectively.

Interest incurred on deposits decreased $435,000, or 11.3%, for the six months ended June 30, 2014, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 11 basis points to 0.60% from 0.71% for the six month periods ended June 30, 2014 and 2013, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $58.2 million, or 5.3% to $1.1 billion for the six months ended June 30, 2014. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $1.9 million, or 28.7%, for the six months ended June 30, 2014 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 2.31% for the six months ended June 30, 2014 as compared to 3.03%, for the six months ended June 30, 2013 as well as a decrease in the average balance of borrowed funds of $29.6 million, or 6.6%, to $420.1 million at June 30, 2014.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended June 30, 2014, the interest incurred on these borrowings increased by $2,000, or 0.4%, due to a slight increase in the cost of these funds to 5.78% from 5.77% for the same period in the prior year. During the six months ended June 30, 2014, the interest incurred on these borrowings decreased by $44,000, or 4.1%, due to a decrease in the average balance of these funds of $2.6 million, or 6.7%, partially offset by an increase of 17 basis points in the cost of these funds to 5.80% from 5.63% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended June 30,
	2014				2013
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$682,245	$5,165	3.03%		$627,589	$4,689	2.99%
Taxable corporate bonds available for sale	236,623	1,410	2.38%		262,059	1,690	2.58%
Tax-exempt securities available for sale	145,904	1,625	6.75	% (1)	148,202	1,647	6.73	% (1)

	1,064,772	8,200	3.39	% (1)	1,037,850	8,026	3.42	% (1)

Mortgage loans	515,563	5,846	4.54%		495,905	5,856	4.72%
Other loans	158,732	1,722	4.35%		155,818	1,789	4.61%
Tax-exempt loans	38,083	321	5.12	% (1)	38,569	327	5.15	% (1)

	712,378	7,889	4.53	% (1)	690,292	7,972	4.72	% (1)

Cash equivalents	44,800	30	0.27%		10,263	—	0.04%
FHLB stock	14,662	203	5.55%		15,672	10	0.26%

	59,462	233	1.57%		25,935	10	0.17%

Total interest-earning assets	1,836,612	16,322	3.77	% (1)	1,754,077	16,008	3.88	% (1)
Other noninterest-earning assets	135,419	—	—		147,718	—	—

Total assets	$1,972,031	$16,322	3.52	% (1)	$1,901,795	$16,008	3.58	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$530,771	$118	0.09%		$475,424	$92	0.08%
Time deposits	654,313	1,592	0.98%		628,447	1,789	1.14%

	1,185,084	1,710	0.58%		1,103,871	1,881	0.68%

FHLB advances	274,848	1,119	1.63%		251,556	1,465	2.34%
Repurchase Agreements	116,333	1,061	3.66%		164,667	1,493	3.64%
Other borrowings	10,930	114	4.18%		12,917	136	4.22%

	402,111	2,294	2.29%		429,140	3,094	2.89%

Junior subordinated notes - fixed	36,083	520	5.78%		36,083	518	5.77%

Junior subordinated notes - adjustable	—	—	—		—	—	—
	36,083	520	5.78%		36,083	518	5.77%

Total interest-bearing liabilities	1,623,278	4,524	1.12%		1,569,094	5,493	1.40%

Noninterest-bearing demand deposits	130,224	—	—		116,667	—	—
Other noninterest-bearing liabilities	18,301	—	—		23,199	—	—

Total liabilities	1,771,803	4,524	1.02%		1,708,960	5,493	1.29%
Stockholders’ equity	200,228	—	—		192,835	—	—

Total liabilities and equity	$1,972,031	$4,524	0.92%		$1,901,795	$5,493	1.16%

Net interest income		$11,798				$10,515

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.65	% (1)			2.48	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.79	% (1)			2.63	% (1)

(Dollar amounts in thousands)	Six months ended June 30,
	2014				2013
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$673,249	$10,286	3.06%		$632,807	$9,652	3.05%
Taxable corporate bonds available for sale	239,646	2,846	2.37%		263,836	3,415	2.58%
Tax-exempt securities available for sale	147,460	3,278	6.74	% (1)	149,012	3,304	6.72	% (1)

	1,060,355	16,410	3.41	% (1)	1,045,655	16,371	3.45	% (1)

Mortgage loans	513,780	11,714	4.56%		492,660	11,774	4.78%
Other loans	157,082	3,369	4.33%		155,339	3,618	4.70%
Tax-exempt loans	37,911	630	5.08	% (1)	38,933	653	5.12	% (1)

	708,773	15,713	4.54	% (1)	686,932	16,045	4.78	% (1)

Cash equivalents	28,055	35	0.25%		9,380	1	0.02%
FHLB stock	15,036	336	4.51%		15,287	18	0.24%

	43,091	371	1.74%		24,667	19	0.16%

Total interest-earning assets	1,812,219	32,494	3.81	% (1)	1,757,254	32,435	3.93	% (1)
Other noninterest-earning assets	134,517	—	—		151,244	—	—

Total assets	$1,946,736	$32,494	3.55	% (1)	$1,908,498	$32,435	3.62	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	$495,834	$208	0.08%		$461,583	$175	0.08%
Time deposits	651,638	3,200	0.99%		627,703	3,668	1.18%

	1,147,472	3,408	0.60%		1,089,286	3,843	0.71%

FHLB advances	283,413	2,309	1.64%		236,947	2,949	2.51%
Repurchase Agreements	125,500	2,270	3.65%		202,167	3,577	3.57%
Other borrowings	11,140	233	4.22%		10,575	221	4.21%

	420,053	4,812	2.31%		449,689	6,747	3.03%

Junior subordinated notes - fixed	36,083	1,035	5.80%		36,083	1,033	5.77%
Junior subordinated notes - adjustable	—	—	—		2,578	46	3.60%

	36,083	1,035	5.80%		38,661	1,079	5.63%

Total interest-bearing liabilities	1,603,608	9,255	1.16%		1,577,636	11,669	1.49%

Noninterest-bearing demand deposits	128,083	—	—		114,641	—	—
Other noninterest-bearing liabilities	18,311	—	—		22,261	—	—

Total liabilities	1,750,002	9,255	1.07%		1,714,538	11,669	1.37%
Stockholders’ equity	196,734	—	—		193,960	—	—

Total liabilities and equity	$1,946,736	$9,255	0.96%		$1,908,498	$11,669	1.23%

Net interest income		$23,239				$20,766

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.65	% (1)			2.44	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.78	% (1)			2.59	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and six month periods ended June 30, 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, June 30, 2014 versus 2013 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$207	$(33)	$174
Loans	250	(333)	(83)
Cash equivalents	—	30	30
FHLB stock	(1)	194	193

Total interest-earning assets	456	(142)	314

Interest expense:
Deposits	132	(303)	(171)
FHLB advances	126	(472)	(346)
Repurchase agreements	(441)	9	(432)
Other borrowings	(21)	(1)	(22)
Junior subordinated notes	—	2	2

Total interest-bearing liabilities	(204)	(765)	(969)

Net interest income	$660	$623	$1,283

(Dollar amounts in thousands)	Six months ended June 30,
	2014 versus 2013
	Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$229	$(190)	$39
Loans	500	(832)	(332)
Cash equivalents	5	29	34
FHLB stock	—	318	318

Total interest-earning assets	734	(675)	59

Interest expense:
Deposits	197	(632)	(435)
FHLB advances	506	(1,146)	(640)
Repurchase agreements	(1,385)	78	(1,307)
Other borrowings	12	—	12
Junior subordinated notes	(73)	29	(44)

Total interest-bearing liabilities	(743)	(1,671)	(2,414)

Net interest income	$1,477	$996	$2,473

Provision for loan losses. The provision for loan losses increased $75,000 to $150,000 for the quarter ended June 30, 2014 when compared to June 30, 2013 and decreased $165,000 to $60,000 for the six months ended June 30, 2014 when compared to June 30, 2013. These provisions were part of the normal operations of the Company for the periods ending June 30, 2014. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at June 30, 2014 amounted to $6.8 million, or 0.94% of the Company’s total loan portfolio, as compared to $6.8 million, or 0.95%, at December 31, 2013. The Company’s allowance for losses on loans as a percentage of non-performing loans was 76.5% and 77.8% at June 30, 2014 and December 31, 2013, respectively.

Non-interest income. Non-interest income decreased $10,000, or 0.5%, for the three months ended June 30, 2014 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to net gain on sale of securities and net realized gain on derivatives of $198,000 and $494,000, respectively, partially offset by an increase in income from joint ventures of $593,000.

Non-interest income decreased $644,000, or 16.9%, for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to net gain on sale of securities and net realized gain on derivatives of $179,000 and $657,000, respectively, as well as a decrease to net impairment losses on securities of $193,000. These decreases were partially offset by increases in fees and service charges and income from real estate joint ventures of $280,000 and $184,000, respectively.

Net realized gain on securities available for sale decreased $198,000 and $179,000 for the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2014, the Company had $563,000 in equity sales from the portfolio in the first quarter, resulting in a gain of $288,000, and no sales in the quarter ended June 30, 2014. During the six months ended June 30, 2013, the Company had sales of $1.5 million, consisting of a fixed-rate collateralized mortgage obligation and $287,000 of equities resulting in a gain of $467,000.

The Company had losses on derivatives during the quarter ended June 30, 2014 of $292,000 compared to gains in the same period in 2013 of $202,000, resulting in a decrease between the periods of $494,000. The Company had losses on derivatives during the six months ended June 30, 2014 of $440,000 compared to gains in the same period in 2013 of $217,000, resulting in a decrease between the periods of $657,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income increased $593,000 and $184,000 for the three and six months ended June 30, 2014 when compared to the same periods in the prior year. The increase resulted primarily from the entire sale of one of the Company’s joint ventures. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $220,000, or 3.0%, to $7.7 million for the three months ended June 30, 2014 as compared to $7.5 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and other expense of $247,000 and $52,000, respectively, partially offset by decreases in federal deposit insurance premiums, data processing, amortization of intangible assets and advertising of $22,000, $32,000, $16,000 and $6,000, respectively.

Non-interest expense increased $234,000, or 1.6%, to $14.9 million for the six months ended June 30, 2014, as compared to $14.7 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and advertising of $461,000 and $19,000, respectively, partially offset by decreases in premises and equipment, federal deposit insurance premiums, data processing, amortization of intangible assets and other expense of $29,000, $64,000, $34,000, $29,000 and $90,000, respectively.

Compensation and employee benefits increased $247,000 and $461,000 for the three and six months ended June 30, 2014, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options and the restricted stock and group life and hospital insurance expense.

Premises and equipment expenses decreased $3,000 and $29,000 for the three and six months ended June 30, 2014, as compared to the same periods in the prior year, primarily due to decreased maintenance costs at the Company’s properties

Other expenses increased $52,000 for the three months ended June 30, 2014 as compared to the same period in the prior year. This increase was primarily due to increases in legal and consulting fees, partially offset by a decrease the loss reserve the Company places on its unfunded loan commitments as well as decreased costs to the Low Income Housing Projects in which the Company participates. Other expenses decreased $90,000 for the six months ended June 30, 2014, as compared to the same period in the prior year, primarily due to the aforementioned decreases on its unfunded loan commitments as well as decreased costs to the Low Income Housing Projects in which the Company participates.

Provision for income taxes. The provision for income taxes increased $126,000, or 13.2%, to $1.1 million for the three months ended June 30, 2014, compared to $956,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 18.7% for the quarter ended June 30, 2014 as compared to 19.8% for the same period in the prior year.

The provision for income taxes increased $495,000, or 28.0%, to $2.3 million for the six months ended June 30, 2014, compared to $1.8 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 20.0% for the period ended June 30, 2014 as compared to 18.9% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $33.5 million, or 1.8%, during the period to $1.94 billion at June 30, 2014 from $1.91 billion at December 31, 2013. This increase resulted primarily from increases in securities available for sale, loans receivable, real estate acquired through foreclosure and securities receivable of $30.3 million, or 2.9%, $13.7 million, or 2.0%, $164,000, or 8.3%, and $58,000, or 8.9%, respectively, partially offset by decreases to cash and cash equivalents, FHLB stock, premises and equipment, real estate held for investment, intangible assets, bank owned life insurance and prepaid expenses and other assets of $1.3 million, or 8.3%, $1.3 million, or 8.6%, $299,000, or 2.3%, $2.0 million, or 25.7%, $64,000, or 50.4% $360,000, or 1.2%, and $5.4 million, or 40.6%, respectively. Total non-performing assets were $11.1 million at June 30, 2014 and $10.8 million at December 31, 2013 and non-performing assets to total assets were 0.57% at June 30, 2014 and 0.56% at December 31, 2013. The Company’s total liabilities increased $16.0 million, or 0.9%, to $1.74 billion at June 30, 2014. The increase resulted primarily from an increase in deposits of $77.4 million, or 6.3%, partially offset by a decrease in borrowings of $62.7 million, or 13.1%. Total stockholders’ equity increased $17.5 million, or 9.4%, to $203.3 million at June 30, 2014, from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $5.4 million, or 5.6%, accumulated other comprehensive income of $11.0 million, or 237.4%, and decreases in treasury stock of $360,000, or 2.1%, and unearned employee stock ownership plan shares of $489,000, or 23.1%. Average stockholders’ equity to average assets was 10.11%, and book value per share was $11.45 at June 30, 2014 compared to 9.96% and $10.48, respectively, at December 31, 2013.

Cash on hand, Interest-earning deposits. Cash on hand, interest-earning deposits and federal funds sold represent cash equivalents. Cash equivalents decreased a combined $1.3 million, or 8.3%, to $14.9 million at June 30, 2014, from $16.2 million at December 31, 2013. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and securities repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications. The Company’s securities portfolio increased by $30.3 million, or 2.9%, to $1.1 billion at June 30, 2014. During the six months ended June 30, 2014, the Company recorded purchases of available for sale securities of $96.0 million, consisting of purchases of fixed-rate mortgage backed securities of $91.6 million and municipal bonds of $4.4 million. In addition, the portfolio increased by $16.2 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these decreases were sales during the six months ended June 30, 2014 of equity securities resulting in a gain of $288,000. In addition there were repayments and maturities of securities of $80.5 million, premium amortizations of $858,000 and realized losses of $193,000 on other than temporarily impaired securities.

The Company’s investment strategy for 2014 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $10.0 million of wholesale borrowings with embedded interest rate caps totaling and $220.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. During the six months ended June 30, 2014, this resulted in approximately $440,000 of non-interest income due to increases in the fair value of these interest rate caps.

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

As of June 30, 2014, the Company had securities with unrealized losses for greater than twelve months of $10.0 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $10.0 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred securities. Management’s conclusion after reviewing all of the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the securities exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $13.7 million, or 2.0%, to $709.4 million at June 30, 2014, from $695.6 million at December 31, 2013. Included in this increase in loans receivable was an increases in mortgage, consumer and commercial loans of $4.2 million, or 0.8%, $3.8 million, or 2.8% and $2.3 million, or 4.3%, partially offset by changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $3.4 million, or 16.5%, during the six months ended June 30, 2014.

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

Non-performing assets amounted to $11.1 million, or 0.57%, of total assets at June 30, 2014 compared to $10.8 million, or 0.56%, of total assets at December 31, 2013. The increase in non-performing assets of approximately $323,000 was primarily the result of increases in the balances of non-performing loans, REO and TDRs of $87,000, $164,000 and $186,000 respectively, partially offset by a decrease in repossessed vehicles of $164,000, $7,000.

FHLB Stock. FHLB stock decreased by $1.3 million, or 8.6%, to $14.1 million at June 30, 2014 compared to $15.4 million at December 31, 2013. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.0 million, or 25.7%, to $5.8 million at June 30, 2014, from $7.8 million at December 31, 2013. This decrease is primarily the result of the sale of the remaining 44 lots in one of the Company’s real estate venture projects as well as the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $64,000, or 50.4%, to $63,000 at June 30, 2014, from $127,000 at December 31, 2013. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $110,000 and $8,000 for the years 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of June 30, 2014 was $30.2 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $5.4 million, or 40.6%, to $7.8 million at June 30, 2014 from $13.2 million at December 31, 2013. This decrease is primarily due to an decrease in the Company’s deferred tax asset of approximately $5.5 million, partially offset by increases in the Company’s receivables.

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Total deposits increased $77.4 million, or 6.3% to $1.3 billion at June 30, 2014. Deposits represented 75.8% of the Company’s total funding sources at June 30, 2014. The primary source of the growth was $76.4 million in low interest core deposits consisting of interest-bearing demand deposits which increased $76.7 million, partially offset by non-interest bearing demand deposits which decreased $387,000 during the period. Additionally, time deposits increased $1.0 million during the six months ended June 30, 2014. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $62.7 million, or 13.1%, to $414.5 million at June 30, 2014 from $477.2 million at December 31, 2013. FHLB advances decreased $31.2 million, or 10.7%, repurchase agreements decreased $30.0 million or 21.7%, other borrowings decreased approximately $1.5 million, or 12.3%, while junior subordinated notes remained the same at $36.1 million during the six months ended June 30, 2014. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $321,000, or 23.2%, to $1.1 million at June 30, 2014, from $1.4 million at December 31, 2013. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $809,000, or 4.8%, to $17.8 million at June 30, 2014, from $17.0 million at December 31, 2013. The increase was primarily due to increases various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity increased $17.5 million, or 9.4%, to $203.3 million at June 30, 2014, from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in retained earnings of $5.4 million, or 5.6%, accumulated other comprehensive income of $11.0 million, or 237.4%, and decreases in treasury stock of $360,000, or 2.1%, and unearned employee stock ownership plan shares of $489,000, or 23.1%. Average stockholders’ equity to average assets was 10.11%, and book value per share was $11.45 at June 30, 2014 compared to 9.96% and $10.48, respectively, at December 31, 2013.

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

As of June 30, 2014, the implementation of these asset and liability initiatives resulted in the following: (i) $120.9 million or 17.6% of the Company’s mortgage-backed securities portfolio, $119.2 million or 63.9% of the Company’s corporate bond portfolio and $37.1 million or 95.4% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $160.8 million or 22.1% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $46.2 million or 12.6% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.5 years and (iv) the Company had $220.0 million in notional amount of interest rate caps and $10.0 million in structured borrowings with imbedded caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At June 30, 2014, the Company’s interest-earning assets maturing or repricing within one year totaled $594.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $703.6 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $109.6 million or a negative 5.7% of total assets. At June 30, 2014, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 84.4%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

	Increase		Decrease
	+100	+200	-100	-200
	BP	BP	BP	BP
Net interest income - increase (decrease)	1.30%	2.18%	(3.37%)	N/A
Return on average equity - increase (decrease)	2.57%	4.28%	(6.61%)	N/A
Diluted earnings per share - increase (decrease)	2.80%	4.57%	(6.54%)	N/A
EVE - increase (decrease)	(10.83%)	(24.95%)	(4.93%)	N/A

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

Net cash provided by operating activities totaled $13.3 million for the six months ended June 30, 2014. Net cash provided by operating activities was primarily comprised of net income of $9.2 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.3 million and $1.1 million, respectively, as well as slight variances in other operating activities.

Funds uses by investing activities totaled $25.8 million during the six months ended June 30, 2014. Primary uses of funds included $96.0 million for purchases of securities available for sale and $73.1 million for loan originations and purchases, partially offset by principal repayments of loans receivable and securities available for sale of $60.4 million and $80.5 million, respectively.

Funds provided by financing activities totaled $11.1 million for the six months ended June 30, 2014. The primary sources of funds were an increase in deposits of $77.4 million and proceeds from long-term borrowings of $33.1 million, partially offset by uses of funds were repayments of long-term borrowings, net repayment of short-term borrowings and dividends paid of $75.7 million, $20.1 million and $3.5 million, respectively.

At June 30, 2014, the total approved loan commitments outstanding amounted to $5.2 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $68.8 million and the unadvanced portion of construction loans approximated $12.7 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2014 totaled $456.2 million.

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

On June 17, 2014, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable July 25, 2014, to shareholders of record at the close of business on June 30, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At June 30, 2014, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 9.1% and 16.8%, respectively.

Recent Developments. In July 2013 the U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality - predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.

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

Item 4. Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014. During the period ended June 30, 2014, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)	Not applicable
(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2014	—	$—	—	867,520
May 1-31, 2014	4,552	12.50	4,552	862,968
June 1-30, 2014	2,455	12.58	2,455	860,513

Totals	7,007	$12.53	7,007	860,513

(1)	On April 22, 2013, the Company announced a new program to repurchase up to 5%, or 880,000 shares, of the Company’s outstanding common stock. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

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

ESB FINANCIAL CORPORATION

Date: August 8, 2014	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer