Form 10-Q
period 2014-09-30
ESB FINANCIAL CORP
filed 2014-11-10
CIK 872835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act)    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2014:

Common Stock, $0.01 par value	17,839,439 shares
(Class)	(Outstanding)

ESB FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Financial Condition

As of September 30, 2014 and December 31, 2013

(Dollar amounts in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash on hand and in banks	$5,807	$7,272
Interest-earning deposits	15,907	8,942

Cash and cash equivalents	21,714	16,214
Securities available for sale; cost of $1,069,502 and $1,051,311	1,094,549	1,063,016
Loans receivable, net of allowance for loan losses of $6,751 and $6,805	706,469	695,636
Accrued interest receivable	7,349	7,345
Federal Home Loan Bank (FHLB) stock	13,237	15,436
Premises and equipment, net	12,809	13,308
Real estate acquired through foreclosure, net	2,169	1,977
Real estate held for investment	5,399	7,813
Goodwill	41,599	41,599
Intangible assets	37	127
Bank owned life insurance	30,384	30,595
Securities receivable	799	654
Prepaid expenses and other assets	8,884	13,197

Total assets	$1,945,398	$1,906,917

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,336,747	$1,222,767
FHLB advances	237,777	290,921
Repurchase agreements	98,000	138,000
Other borrowings	10,476	12,223
Junior subordinated notes	36,083	36,083
Advance payments by borrowers for taxes and insurance	1,547	2,659
Accounts payable for land development	1,022	1,383
Accrued expenses and other liabilities	18,510	17,038

Total liabilities	1,740,162	1,721,074

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,214,226 shares issued; 17,805,441 and 17,729,105 shares outstanding	192	192
Additional paid-in capital	104,460	104,251
Treasury stock, at cost; 1,408,785 and 1,485,121 shares	(16,706)	(17,540)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,391)	(2,121)
Retained Earnings	105,779	97,605
Accumulated other comprehensive income	14,065	4,615

Total ESB Financial Corporation’s stockholders’ equity	206,399	187,002
Noncontrolling interest	(1,163)	(1,159)

Total stockholders’ equity	205,236	185,843

Total liabilities and stockholders’ equity	$1,945,398	$1,906,917

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans receivable, including fees	$7,910	$7,965	$23,625	$24,010
Taxable securities available for sale	6,524	6,417	19,654	19,484
Tax free securities available for sale	1,593	1,626	4,871	4,930
FHLB Stock	139	68	475	86
Deposits with banks and federal funds sold	14	2	49	2

Total interest and dividend income	16,180	16,078	48,674	48,512

Interest expense:
Deposits	1,706	1,800	5,115	5,643
Borrowed funds	1,989	2,917	6,800	9,664
Junior subordinated notes and guaranteed preferred beneficial interest in subordinated debt	527	529	1,562	1,608

Total interest expense	4,222	5,246	13,477	16,915

Net interest income	11,958	10,832	35,197	31,597
Provision for loan losses	75	75	135	300

Net interest income after provision for loan losses	11,883	10,757	35,062	31,297

Noninterest income:
Fees and service charges	973	997	2,791	2,535
Increase of cash surrender value of bank owned life insurance	149	135	424	435
Net realized gain on securities available for sale	—	58	288	525
Total other-than-temporary impairment losses	—	—	(193)	—
Portion of loss recognized in other comprehensive income before taxes	—	—	—	—

Net impairment losses on investment securities	—	—	(193)	—
Net realized (loss) gain on derivatives	43	(166)	(397)	51
Income from real estate held for investment	158	335	1,303	1,296
Other	169	258	441	585

Total noninterest income	1,492	1,617	4,657	5,427

Noninterest expense:
Compensation and employee benefits	4,651	4,463	13,993	13,344
Premises and equipment	626	676	1,987	2,066
Federal deposit insurance premiums	299	304	862	930
Data processing	589	593	1,731	1,769
Amortization of intangible assets	25	41	85	130
Advertising	162	145	504	468
Other	1,355	1,278	3,447	3,460

Total noninterest expense	7,707	7,500	22,609	22,167

Income before income taxes	5,668	4,874	17,110	14,557
Provision for income taxes	1,125	763	3,387	2,530

Net income before noncontrolling interest	4,543	4,111	13,723	12,027
Less: net (loss) income attributable to the noncontrolling interest	(42)	140	98	466

Net income attributable to ESB Financial Corporation	$4,585	$3,971	$13,625	$11,561

Net income per share
Basic	0.26	0.23	0.77	0.67
Diluted	0.26	0.23	0.77	0.66
Cash dividends declared per share	0.10	0.10	0.30	0.28
Weighted average shares outstanding	17,628,849	17,409,820	17,582,131	17,358,818
Weighted average shares and share equivalents outstanding	17,811,974	17,602,691	17,782,220	17,530,471

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income before noncontrolling interest	$4,543	$4,111	$13,723	$12,027
Other comprehensive income (loss) (net of tax and reclassifications)
Net change in unrealized (losses) gains:
Securities available for sale other-than-temporarily impaired:
Reclassification adjustment for losses recognized in earnings	—	—	193	—
Income tax effect	—	—	(66)	—

	—	—	127	—
Securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the period	(2,825)	(1,363)	13,614	(25,845)
Income tax effect	961	463	(4,629)	8,788

	(1,864)	(900)	8,985	(17,057)

Reclassification adjustment for gains recognized in earnings	—	(58)	(288)	(525)
Income tax effect	—	20	98	178

	—	(38)	(190)	(347)

Unrealized holding (loss) gain on securities, net	(1,864)	(938)	8,922	(17,404)

Pension and postretirement amortization	32	36	99	108
Income tax effect	(11)	(12)	(34)	(37)

	21	24	65	71

Fair value adjustment on derivatives	508	29	701	1,398
Income tax effect	(173)	(10)	(238)	(476)

	335	19	463	922

Other comprehensive (loss) income	(1,508)	(895)	9,450	(16,411)

Net comprehensive income gain (loss) before noncontrolling interest	3,035	3,216	23,173	(4,384)
Less: net (loss) income attributable to the noncontrolling interest	(42)	140	98	466

Net comprehensive income (loss) attributable to ESB Financial Corporation	$3,077	$3,076	$23,075	(4,850)

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2014

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP shares	Retained earnings	Accumulated other comprehensive income, net of tax	Noncontrolling Interest	Total stockholders’ equity
Balance at January 1, 2014	$192	$104,251	$(17,540)	$(2,121)	$97,605	$4,615	$(1,159)	$185,843
Net income	—	—	—	—	13,625	—	98	13,723
Other comprehensive income	—	—	—	—	—	9,450	—	9,450
Cash dividends at $0.30 per share	—	—	—	—	(5,271)	—	—	(5,271)
Purchase of treasury stock, at cost (9,927 shares)	—	—	(126)	—	—	—	—	(126)
Reissuance of treasury stock for stock option exercises (86,263 shares)	—	—	960	—	(180)	—	—	780
Compensation expense ESOP and MRP	—	518	—	730	—	—	—	1,248
Additional ESOP shares purchased	—	(362)	—	—	—	—	—	(362)
Tax effect of compensatory stock options	—	53	—	—	—	—	—	53
Capital disbursement for noncontrolling interest	—	—	—	—	—	—	(102)	(102)

Balance at September 30, 2014	$192	$104,460	$(16,706)	$(1,391)	$105,779	$14,065	$(1,163)	$205,236

See accompanying notes to unaudited consolidated financial statements.

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$13,723	$12,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization for premises and equipment	646	729
Provision for loan losses	135	300
Amortization of premiums and accretion of discounts	1,864	2,951
Net gain on sale of securities available for sale	(288)	(525)
Impairment losses on investment securities	193	—
Net realized loss (gain) on derivatives	397	(51)
Amortization of intangible assets	85	130
Compensation expense on ESOP and MRP	1,248	1,166
Increases in Bank owned life insurance	(424)	(435)
(Increase) decrease in accrued interest receivable	(4)	486
Decrease in prepaid FDIC assessment	—	2,031
(Increase) decrease in prepaid expenses and other assets	(873)	2,628
Increase in accrued expenses and other liabilities	2,231	1,429
Gain on sale of real estate acquired through foreclosure	(12)	(58)
Other	(948)	(2,784)

Net cash provided by operating activities	17,973	20,024

Investing activities:
Loan originations	(113,917)	(149,279)
Purchases of:
Securities available for sale	(142,523)	(165,442)
FHLB Stock	(1,965)	(4,937)
Premises and equipment	(147)	(50)
Principal repayments of:
Loans receivable	104,341	141,572
Securities available for sale	122,418	177,813
Proceeds from the sale of:
Securities available for sale	563	1,956
Real estate acquired through foreclosure	45	586
Premises and equipment	—	105
Proceeds from bank owned life insurance	636	—
Redemption of FHLB stock	4,164	6,359
Funding of real estate held for investment	(15,037)	(5,714)
Proceeds from real estate held for investment	14,994	3,571

Net cash (used in) provided by investing activities	(26,428)	6,540

Financing activities:
Net increase in deposits	113,980	54,377
Proceeds from long-term borrowings	33,889	105,291
Repayments of long-term borrowings	(108,681)	(162,073)
Net (decrease) increase in short-term borrowings	(20,099)	(5,504)
Capital disbursement to noncontrolling interest	(102)	(649)
Redemption of junior subordinated notes	—	(10,310)
Proceeds received from exercise of stock options	780	1,226
Dividends paid	(5,324)	(3,232)
Payments to acquire treasury stock	(126)	(615)
Stock purchased by ESOP	(362)	(300)

Net cash provided by (used in) financing activities	13,955	(21,789)

Net increase in cash equivalents	5,500	4,775
Cash equivalents at beginning of period	16,214	15,064

Cash equivalents at end of period	$21,714	$19,839

ESB Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows, (Continued)

For the nine months ended September 30, 2014 and 2013 (Unaudited)

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014	2013

Supplemental information:

Interest paid	$12,062	$15,605
Income taxes paid	3,389	2,050

Supplemental schedule of non-cash investing and financing activities:

Transfers from loans receivable to real estate acquired through foreclosure	131	86
Transfers from loan originations to proceeds on real estate held for investment	2,096	4,733
Dividends declared but not paid	1,781	1,767

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

The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. Certain amounts previously reported have been reclassified to conform to the current periods’ reporting format, such reclassifications did not have an effect on stockholders’ equity or net income.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, the operating results of which are reviewed by management. At September 30, 2014, the Company was doing business through 23 full service banking branches, one loan production office and through its various other subsidiaries. Loans and deposits are primarily generated from the areas where banking branches are located. The Company derives its income predominantly from interest on loans and securities and to a lesser extent, non-interest income. The Company’s principal expenses are interest paid on deposits and borrowed funds and normal operating costs. The Company’s operations are principally in the banking industry. Consistent with internal reporting, the Company’s operations are reported in one operating segment, which is community banking.

Stock Based Compensation

During the three and nine months ended September 30, 2014, the Company recorded approximately $230,000 and $694,000, respectively, in compensation expense and a tax benefit of $59,000 and $114,000, respectively, related to our share-based compensation awards that are expected to vest in 2014. As of September 30, 2014, there was approximately $841,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

During the three and nine months ended September 30, 2013, the Company recorded approximately $186,000 and $537,000, respectively, in compensation expense and a tax benefit of $12,000 and $49,000, respectively, related to our share-based compensation awards that were expected to vest in 2013. As of September 30, 2013, there was approximately $727,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

At September 30, 2014, there were twenty-two interest rate cap contracts outstanding with notional amounts totaling $230.0 million. These derivative instruments are not hedged and therefore adjustments to fair value are recorded in current earnings.

The Company entered into two interest rate swap contracts to manage its exposure to interest rate risk. These interest rate swap transactions involved the exchange of the Company’s interest payment on $35.0 million in junior subordinated notes which became floating rate notes in 2011 for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Management utilizes the Change in Variable Cash Flows Method to measure hedge ineffectiveness. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated cash flows from the hedged exposure, the hedged is deemed effective. As of September 30, 2014, the interest rate swaps were deemed to be effective, therefore no amounts were charged to current earnings. The Company also does not expect to reclassify any hedge related amounts from OCI to earnings over the next twelve months.

The fixed rate interest rate swap contract outstanding at September 30, 2014 is being utilized to hedge $35.0 million in floating rate junior subordinated notes. Below is a summary of the interest rate swap contract and the terms at September 30, 2014:

	Notional	Effective	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Date	Rate	Rate (*)	Date	Gain	Loss

Cash Flow Hedge	$20,000	2/10/2011	4.18%	0.23%	2/10/2018	$—	$1,855
Cash Flow Hedge	15,000	2/10/2011	3.91%	0.23%	2/10/2018	—	1,256

	$35,000					$—	$3,111

*	Variable receive rate based upon contract rates in effect at September 30, 2014.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in thi Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

2.	Securities Available for Sale

The Company’s securities available for sale portfolio is summarized as follows:

(Dollar amounts in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2014:
Trust preferred securities	$45,400	$384	$(7,048)	$38,736
Municipal securities	170,924	9,877	(165)	180,636
Equity securities- financial institutions	677	840	—	1,517
Corporate bonds	182,211	4,136	(80)	186,267
Mortgage-backed securities
U.S. sponsored entities	669,096	20,179	(3,073)	686,202
Private label	1,194	3	(6)	1,191

Subtotal mortgage-backed securities	670,290	20,182	(3,079)	687,393

Total securities	$1,069,502	$35,419	$(10,372)	$1,094,549

December 31, 2013:
Trust preferred securities	$45,589	$225	$(6,908)	$38,906
Municipal securities	178,579	5,310	(4,149)	179,740
Equity securities- financial institutions	953	968	—	1,921
Corporate bonds	201,268	5,313	(361)	206,220
Mortgage-backed securities
U.S. sponsored entities	623,134	18,397	(7,107)	634,424
Private label	1,788	21	(4)	1,805

Subtotal mortgage-backed securities	624,922	18,418	(7,111)	636,229

Total securities	$1,051,311	$30,234	$(18,529)	$1,063,016

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014:

As of September 30, 2014 (Dollar amounts in thousands)	Less than 12 Months			12 Months or more			Total
	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses	# of Securities	Fair Value	Unrealized losses
Trust preferred securities	—	$—	$—	8	$36,886	$7,048	8	$36,886	$7,048
Municipal securities	3	2,493	7	7	5,268	158	10	7,761	165
Corporate bonds	2	7,152	80	—	—	—	2	7,152	80
Mortgage-backed securities
U.S. sponsored entities	20	70,608	299	36	117,006	2,774	56	187,614	3,073
Private label	1	632	6	—	—	—	1	632	6

Subtotal mortgage-backed securities	21	71,240	305	36	117,006	2,774	57	188,246	3,079

Total	26	$80,885	$392	51	$159,160	$9,980	77	$240,045	$10,372

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

The Company primarily invests in mortgage-backed securities, variable and fixed rate corporate bonds, municipal bonds, government bonds and to a lesser extent equity securities. The policy of the Company is to recognize other than temporary impairment (OTTI) on equity securities where the fair value has been significantly below cost for three consecutive quarters. Declines in the fair value of the debt securities that can be attributed to specific adverse conditions affecting the credit quality of the investment would be recorded as OTTI and charged to earnings. In order to determine if a decline in fair value is other than temporary, the Company reviews corporate ratings of the investment, analyst reports and SEC filings of the issuers. For fixed maturity investments with unrealized losses due to interest rates where the Company expects to recover the entire amortized cost basis of the security, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at September 30, 2014, the declines outlined in the above table represent temporary declines due to changes in interest rates and are not reflections of impairment in the credit quality of the securities. Additionally, the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis.

The Company reviews investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Credit-related OTTI losses on individual securities are recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in accumulated other comprehensive income. The $193,000 credit-related OTTI recognized during 2014 consisted of a pooled trust preferred security with no remaining book value. There was no noncredit-related OTTI on this security recognized in OCI during the first nine months of 2014.

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

The following table summarizes scheduled maturities of the Company’s securities as of September 30, 2014 and December 31, 2013 excluding equity securities which have no maturity dates:

As of September 30, 2014 (Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	F air value
Due in one year or less	3.46%	$62,302	$63,396
Due from one year to five years	2.66%	122,983	126,433
Due from five to ten years	3.44%	100,469	103,818
Due after ten years	3.01%	783,071	799,385

	3.04%	$1,068,825	$1,093,032

As of December 31, 2013 (Dollar amounts in thousands)	Available for sale
	Weighted Average Yield	Amortized cost	Fair value
Due in one year or less	2.79%	$41,074	$41,497
Due from one year to five years	2.97%	163,785	169,767
Due from five to ten years	3.37%	106,115	107,917
Due after ten years	3.14%	739,384	741,914

	3.12%	$1,050,358	$1,061,095

For purposes of the maturity table, mortgage backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The proceeds from the sale of securities for the nine month period ended September 30, 2014 was $563,000 resulting in gross realized gains of $288,000. The proceeds from the sale of securities for the nine month period ended September 30, 2013 was $2.0 million resulting in gross realized gains of $525,000. There were no gross realized losses for the nine months ended September 30, 2014 and September 30, 2013, respectively.

3.	Loans Receivable

The Company’s loans receivable as of the respective dates are summarized as follows:

	September 30,	December 31,
(Dollar amounts in thousands)	2014	2013
Mortgage loans:
Residential real estate
Single family	$354,678	$341,775
Multi family	41,423	37,857
Construction	38,338	44,327

Total residential real estate	434,439	423,959

Commercial real estate
Commercial	82,191	77,366
Construction	10,486	25,971

Total commercial real estate	92,677	103,337

Subtotal mortgage loans	527,116	527,296

Other loans:
Consumer loans
Home equity loans	84,198	82,987
Dealer auto and RV loans	49,605	46,502
Other loans	5,948	6,653

Total consumer loans	139,751	136,142
Commercial business	57,902	52,801

Subtotal other loans	197,653	188,943

Total loans receivable	724,769	716,239
Less:
Allowance for loan losses	6,751	6,805
Deferred loan fees and net discounts	(2,449)	(2,007)
Loans in process	13,998	15,805

Subtotal	18,300	20,603

Net loans receivable	$706,469	$695,636

At September 30, 2014 and December 31, 2013, the Company conducted its business through 23 offices in Allegheny, Beaver, Butler and Lawrence counties in Pennsylvania which also serves as its primary lending area. Management does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

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

These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the first nine months of 2014, the qualitative factors for trends in volume and terms for commercial loans increased by 5 basis points while all other factors remained unchanged from December 31, 2013.

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

Loans by Segment

The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio at the statement of financial condition date. The Company considers the allowance for loan losses of $6.8 million adequate to cover loan losses inherent in the loan portfolio, at September 30, 2014. The following tables present by portfolio segment, the changes in the allowance for loan losses for the three and nine month periods ended September 30, 2014 and 2013:

Three months ended September 30, 2014
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$471	$1,736	$1,072	$3,144	$393	$6,816
Charge-offs	—	—	152	—	—	152
Recoveries	—	—	12	—	—	12
Provision	23	(54)	102	(172)	176	75

Ending Balance	$494	$1,682	$1,034	$2,972	$569	$6,751

Three months ended September 30, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$543	$2,102	$1,062	$2,425	$596	$6,728
Charge-offs	17	—	93	13	—	123
Recoveries	—	—	33	—	—	33
Provision	(26)	(44)	97	193	(145)	75

Ending Balance	$500	$2,058	$1,099	$2,605	$451	$6,713

Nine months ended September 30, 2014
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$523	$1,723	$1,054	$2,996	$509	$6,805
Charge-offs	—	—	323	34	—	357
Recoveries	103	—	65	—	—	168
Provision	(132)	(41)	238	10	60	135

Ending Balance	$494	$1,682	$1,034	$2,972	$569	$6,751

Nine months ended September 30, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:

Beginning balance	$550	$2,075	$1,031	$2,541	$512	$6,709
Charge-offs	17	7	346	24	2	396
Recoveries	—	—	100	—	—	100
Provision	(33)	(10)	314	88	(59)	300

Ending Balance	$500	$2,058	$1,099	$2,605	$451	$6,713

The following table presents by portfolio segment, the recorded investment in loans at September 30, 2014:

	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Ending Balance	$494	$1,682	$1,034	$2,972	$569	$6,751

Ending balance: individually evaluated for impairment	$57	$640	$47	$401	$—	$1,145

Ending balance: collectively evaluated for impairment	$437	$1,042	$987	$2,571	$569	$5,606

Loans Receivable:
Ending Balance	$57,902	$92,677	$139,751	$434,439	$—	$724,769

Ending balance: individually evaluated for impairment	$57	$13,877	$450	$2,355	$—	$16,739

Ending balance: collectively evaluated for impairment	$57,845	$78,800	$139,301	$432,084	$—	$708,030

The following table presents by portfolio segment, the recorded investment in loans at December 31, 2013:

As of December 31, 2013
(Dollar amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total

Allowance for loan losses:
Ending Balance	$523	$1,723	$1,054	$2,996	$509	$6,805

Ending balance: individually evaluated for impairment	$24	$989	$48	$—	$—	$1,061

Ending balance: collectively evaluated for impairment	$499	$734	$1,006	$2,996	$509	$5,744

Loans Receivable:
Ending Balance	$52,801	$103,337	$136,142	$423,959	$—	$716,239

Ending balance: individually evaluated for impairment	$24	$14,385	$407	$2,206	$—	$17,022

Ending balance: collectively evaluated for impairment	$52,777	$88,952	$135,735	$421,753	$—	$699,217

Credit Quality Information

The following tables represent credit exposures by internally assigned grades as of September 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

As of September 30, 2014
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total

Pass	$41,423	$36,336	$68,826	$10,486	$57,868	$214,939
Special Mention	—	17	1,291	—	7	1,315
Substandard	—	1,985	12,074	—	27	14,086
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$41,423	$38,338	$82,191	$10,486	$57,902	$230,340

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Multi - family	Residential Real Estate Construction	Commercial Real Estate Commercial	Commercial Real Estate Construction	Commercial	Total
Pass	$37,857	$40,874	$63,532	$25,971	$52,730	$220,964
Special Mention	—	382	1,283	—	17	1,682
Substandard	—	3,071	12,551	—	54	15,676
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Ending Balance	$37,857	$44,327	$77,366	$25,971	$52,801	$238,322

The following tables present performing and nonperforming single family residential and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days delinquent or are placed on nonaccrual.

As of September 30, 2014
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total
Performing	$351,521	$84,013	$49,489	$5,887	$490,910
Nonperforming	3,157	185	116	61	3,519

Total	$354,678	$84,198	$49,605	$5,948	$494,429

As of December 31, 2013
(Dollar amounts in thousands)
	Residential Real Estate Single Family	Consumer Home Equity	Dealer Auto and RV	Other Consumer	Total
Performing	$338,370	$82,692	$46,364	$6,588	$474,014
Nonperforming	3,405	295	138	65	3,903

Total	$341,775	$82,987	$46,502	$6,653	$477,917

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

Non-performing loans, which include non-accrual loans and TDRs, were $8.6 million and $8.7 million at September 30, 2014 and December 31, 2013, respectively. The TDRs included in non-performing loans amounted to $176,000 and $107,000 at September 30, 2014 and December 31, 2013, respectively. The Company also had TDRs that were in compliance with their modified terms of $9.3 million and $10.6 million at September 30, 2014 and December 31, 2013, respectively. The Company is not committed to lend additional funds to debtors whose loans are on non-accrual status.

Age Analysis of Past Due Loans Receivable by Class

The following tables are an aging analysis of the investment of past due loans receivable as of September 30, 2014 and December 31, 2013:

(Dollar amounts in thousands)
As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$735	$64	$3,133	$3,932	$350,746	$354,678	$—
Construction	—	—	—	—	38,338	38,338	—
Multi-family	—	—	—	—	41,423	41,423	—
Commercial Real Estate
Commercial	198	6	5,037	5,241	76,950	82,191	—
Construction	—	—	—	—	10,486	10,486	—
Consumer
Consumer - home equity	100	79	110	289	83,909	84,198	—
Consumer - dealer auto and RV	580	189	95	864	48,741	49,605	—
Consumer - other	5	76	61	142	5,805	5,948	—
Commercial	—	—	27	27	57,875	57,902	—

Total	$1,618	$414	$8,463	$10,495	$714,273	$724,769	$—

(Dollar amounts in thousands)
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Residential real estate
Single family	$653	$319	$3,405	$4,377	$337,398	$341,775	$—
Construction	—	—	—	—	44,327	44,327	—
Multi-family	—	—	—	—	37,857	37,857	—
Commercial Real Estate
Commercial	53	65	4,787	4,905	72,461	77,366	—
Construction	—	—	—	—	25,971	25,971	—
Consumer
Consumer - home equity	156	65	214	435	82,552	82,987	—
Consumer - dealer auto and RV	993	106	136	1,235	45,267	46,502	—
Consumer - other	47	43	65	155	6,498	6,653	—
Commercial	—	—	30	30	52,771	52,801	—

Total	$1,902	$598	$8,637	$11,137	$705,102	$716,239	$—

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

The following tables summarize impaired loans:

Impaired Loans

As of September 30, 2014 and December 31, 2013

(Dollar amounts in thousands)
	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,305	$6,412	$—	$3,139	$3,246	$—
Residential single family	1,379	1,379	—	1,356	1,356	—
Residential construction	—	—	—	850	850	—
Consumer loans
Home Equity	277	280	—	249	253	—
Dealer auto and RV	22	22	—	6	6	—

With an allowance recorded:

Commercial Real Estate	$7,572	$7,736	$640	$11,246	$11,409	$989
Commercial Business	57	57	57	24	24	24
Residential Single Family	976	976	401	—	—	—
Consumer Loans:
Home Equity	148	148	44	149	149	45
Dealer auto and RV	3	3	3	3	3	3

Total:

Commercial Real Estate	13,877	14,148	640	14,385	14,655	989
Commercial Business	57	57	57	24	24	24
Residential single family	2,355	2,355	401	1,356	1,356	—
Residential construction	—	—	—	850	850	—
Consumer	450	453	47	407	411	48

Total	$16,739	$17,013	$1,145	$17,022	$17,296	$1,061

(Dollar amounts in thousands)
	Three months ended September 30, 2014		Three months ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$6,309	$73	$5,562	$57
Residential loans	1,379	1	1,358	3
Residential construction loans			885	7
Consumer Loans:
Home equity	280	4	198	4
Dealer auto and RV	22	1	9	—

With an allowance recorded:
Commercial Real Estate:
Commercial Real Estate	7,591	47	9,176	116
Commercial business loans	56	1	—	—
Residential loans	976	—	—	—
Consumer Loans:
Home equity	148	3	172	3
Dealer auto and RV	3	—	3	—

Total:

Commercial Real Estate	$13,900	$120	$14,738	$173
Commercial Business	56	1	—	—
Residential	2,355	1	1,358	3
Residential Construction	—	—	885	7
Consumer	453	8	382	7

(Dollar amounts in thousands)
	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Real Estate:
Commercial Real Estate	$6,454	$100	$5,325	$177
Residential loans	1,366	2	1,359	7
Residential construction loans	—	—	894	25
Consumer Loans:
Home equity	268	11	179	10
Dealer auto and RV	25	2	10	2

With an allowance recorded:

Commercial Real Estate:
Commercial Real Estate	7,648	273	8,512	374
Commercial business loans	56	2	—	—
Residential loans	651	—
Consumer Loans:
Home equity	149	7	174	8
Dealer auto and RV	3	—	4	—

Total:
Commercial Real Estate	$14,102	$373	$13,837	$551
Commercial Business	56	2	—	—
Residential	2,017	2	1,359	7
Residential construction loans	—	—	894	25
Consumer	445	20	367	20

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquent, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

On the following table are the loans receivable on nonaccrual status as of September 30, 2014 and December 31, 2013. The balances are presented by class of loans:

(Dollar amounts in thousands)	September 30,	December 31,
	2014	2013
Commercial	$27	$30
Commercial Real Estate	5,037	4,787
Residential	3,133	3,405
Consumer
Consumer - Home Equity	110	214
Consumer - Dealer auto and RV	95	136
Consumer - other	61	65

Total	$8,463	$8,637

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

The following tables include the recorded investment and number of modifications for modified loans for the three and nine months ended September 30, 2014 and September 30, 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

(Dollar amounts in thousands)
	For the Three Months ended
	September 30, 2014
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Commerical	1	$2	$—	—	$2	$2

Troubled Debt Restructurings	1	$2	$—	$—	$2	$2

(Dollar amounts in thousands)
	For the Three Months ended
	September 30, 2013
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Consumer
Home equity	1	$25	$25	—	$—	$25

Troubled Debt Restructurings	1	$25	$25	$—	$—	$25

(Dollar amounts in thousands)
	For the Nine Months ended
	September 30, 2014
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Commercial	2	$59	$—	$—	$59	$59
Consumer
Home equity	2	57	46	—	11	57
Dealer auto and RV	2	24	7	—	17	24

Troubled Debt Restructurings	6	$140	$53	$—	$87	$140

(Dollar amounts in thousands)
	For the Nine Months ended
	September 30, 2013
		Pre-Modification	Post-Modification Recorded Investment
		Outstanding
	Number of	Recorded	Maturity Date	Deferral of
	Contracts	Investment	Extension	Principal Payments	Other	Total
Troubled Debt Restructurings
Commercial real estate	12	$2,331	$26	$—	$2,305	$2,331
Consumer
Home equity	7	116	116	—	—	116

Troubled Debt Restructurings	19	$2,447	$142	$—	$2,305	$2,447

The Company did not have any TDRs that defaulted subsequent to their modification during the periods reported.

4.	Deposits

The Company’s deposits as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2014		December 31, 2013
Type of accounts	Amount	%	Amount	%
Noninterest-bearing deposits	$127,302	9.5%	$124,777	10.2%
NOW account deposits	324,124	24.3%	234,163	19.2%
Money Market deposits	42,018	3.1%	39,688	3.2%
Passbook account deposits	182,720	13.7%	178,412	14.6%
Time deposits	660,583	49.4%	645,727	52.8%

	$1,336,747	100.0%	$1,222,767	100.0%

The Company’s time deposits mature as follows:

(Dollar amounts in thousands)	September 30, 2014		December 31, 2013
Time deposits mature as follows:

Within one year	$477,259	72.3%	$437,731	67.8%
After one year through two years	101,674	15.4%	115,976	18.0%
After two years through three years	60,924	9.2%	60,045	9.3%
After three years through four years	11,836	1.8%	16,393	2.5%
After four years through five years	5,444	0.8%	10,871	1.7%
Thereafter	3,446	0.5%	4,711	0.7%

	$660,583	100.0%	$645,727	100.0%

5.	Borrowed Funds

The Company’s borrowed funds as of the respective dates are summarized as follows:

(Dollar amounts in thousands)	September 30, 2014		December 31, 2013
	Weighted average rate	Amount	Weighted average rate	Amount

FHLB advances:
Due within 12 months	1.68%	$39,288	2.12%	$101,492
Due beyond 12 months but within 2 years	0.93%	67,451	2.14%	25,873
Due beyond 2 years but within 3 years	1.19%	84,585	0.99%	78,008
Due beyond 3 years but within 4 years	2.06%	45,086	1.34%	73,380
Due beyond 4 years but within 5 years	1.71%	1,367	3.26%	12,168

		$237,777		$290,921

Repurchase agreements:
Due within 12 months	1.90%	$28,000	2.34%	$58,000
Due beyond 12 months but within 2 years	—	—	4.12%	10,000
Due beyone 2 years but within 3 years	4.28%	25,000	—	—
Due beyond 3 years but within 4 years	4.49%	45,000	4.28%	25,000
Due beyond 4 years but within 5 years	—	—	4.49%	45,000

		$98,000		$138,000

Other borrowings:

ESOP borrowings
Due within 12 months	4.68%	$1,000	4.68%	$1,000
Due beyond 12 months but within 2 years	4.68%	500	4.68%	1,000
Due beyond 2 years but within 3 years	—	—	4.68%	250

		$1,500		$2,250

Corporate borrowings
Due within 12 months	3.75%	$1,000	3.75%	$1,000
Due beyond 12 months but within 2 years	3.75%	1,000	3.75%	1,000
Due beyond 2 years but within 3 years	3.75%	1,000	3.75%	1,000
Due beyond 3 years but within 4 years	3.75%	5,976	3.75%	1,000
Due beyond 4 years but within 5 years	—	—	3.75%	5,973

		$8,976		$9,973

Junior subordinated notes
Due beyond 5 years	2.05%	$36,083	2.06%	$36,083

Included in the $98.0 million of repurchase agreements ( REPOs) is a $25.0 million structured REPO in which the Company pays a fixed rate of interest. At the reset date and every quarterly period thereafter, the counterparty has the right to terminate the transaction. It has historically been the Company’s position to pay off any borrowings and replace them with fixed rate funding if converted by the counterparty.

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

The market value of such securities exceeded the amortized cost of the securities sold under agreements to repurchase. The market value of the securities as of September 30, 2014 was $118.9 million with an amortized cost of $112.1 million. The market value of the securities as of December 31, 2013 was $168.8 million with an amortized cost of $160.4 million. The average maturity date of the mortgage backed securities sold under agreements to repurchase was greater than 90 days for the periods ended September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, the Company had REPOs with Citigroup of $25.0 million and $45.0 million respectively, Barclays Capital of $30.0 million and $30.0 million, respectively, Credit Suisse of $43.0 million and $43.0 million, respectively and Morgan Stanley of $0 and $20.0 million, respectively.

As of September 30, 2014, the REPOs with Citigroup had $4.7 million at risk (where the market value of the securities exceeds the borrowing), with a weighted average maturity of 31 months, Barclays Capital had $5.7 million at risk with a weighted average maturity of 34 months, Credit Suisse had $10.6 million at risk with a weighted average maturity of 29 months.

Borrowings under REPO averaged $98.0 million and $114.7 million during the three months and nine months ended September 30, 2014, respectively. The maximum amount outstanding at any month-end was $98.0 million and $138.0 million during the three and nine months ended September 30, 2014, respectively.

The junior subordinated notes have various maturities, interest rate structures and call dates. The characteristics of these notes are detailed in the following paragraphs.

On February 10, 2005, ESB Capital Trust IV (Trust IV), a statutory business trust established under Delaware law that is a subsidiary of the Company, issued $35.0 million fixed rate preferred securities. The Company purchased $1.1 million of common securities of Trust IV. The preferred securities were fixed at a rate of 6.03% for six years and then commencing on February 10, 2011 are variable at three month LIBOR plus 1.82%. The preferred securities have a stated maturity of thirty years. Trust IV’s obligations under the preferred securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the preferred securities and the common securities were utilized by Trust IV to invest in $36.1 million of fixed/variable rate subordinated debt of the Company. The subordinated debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The subordinated debt primarily represents the sole assets of Trust IV. Interest on the preferred securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the subordinated debt prior to the maturity date of February 10, 2035, on or after February 10, 2011, at the redemption price, which is equal to the liquidation amount, plus accrued and unpaid distributions, if any, at the redemption date. Under the occurrence of certain events, specifically, a tax event, investment company event or capital treatment event as more fully defined in the Indenture dated February 10, 2005, the Company may redeem in whole, but not in part, the subordinated debt at any time within 90 days following the occurrence of such event. Proceeds from any redemption of the subordinated debt would cause a mandatory redemption of the preferred securities and the common securities having an aggregate liquidation amount equal to the principal amount of the subordinated debt redeemed. The Company did not have any deferred debt issuance costs associated with the preferred securities.

6.	Net Income Per Share

The following table summarizes the Company’s net income per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net income	$4,585	$3,971
Weighted-average common shares outstanding	17,629	17,410

Basic earnings per share	$0.26	$0.23

Weighted-average common shares outstanding	$17,629	$17,410
Common stock equivalents due to effect of stock options	183	193

Total weighted-average common shares and equivalents	17,812	17,603

Diluted earnings per share	$0.26	$0.23

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income	$13,625	$11,561
Weighted-average common shares outstanding	17,582	17,359

Basic earnings per share	$0.77	$0.67

Weighted-average common shares outstanding	$17,582	$17,359
Common stock equivalents due to effect of stock options	200	171

Total weighted-average common shares and equivalents	17,782	17,530

Diluted earnings per share	$0.77	$0.66

The shares controlled by the Company’s Employee Stock Ownership Plan (ESOP) of 200,569 and 296,095 at September 30, 2014 and September 30, 2013, respectively, are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee’s individual account.

Options to purchase 32,353 shares at $10.35 per diluted share expiring November 2020, 51,707 shares at $11.00 per diluted share expiring November 2021, 120,556 shares at $10.50 per diluted share expiring November 2022 and 258,270 shares at $13.36 per diluted share expiring November 2023 were outstanding as of September 30, 2014, but were not included in the computation of diluted earnings per share because the options’ exercise price combined with its fair value was greater than the average market price of the common shares.

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

The Company has developed the following table to present the components of AOCI for the three and nine month periods ended September 30, 2014 and 2013:

(Dollar amounts in thousands)
Details about AOCI Components	Three Months Ended September 30, 2014 Amount Reclassifed from AOCI	Three Months Ended September 30, 2013 Amount Reclassifed from AOCI	in the Statement where net income is presented
Available-for-sale securities
Realized gain on sale of securities	$—	$(58)	Net realized gain on securities available for sale
Impairment expense	—	—	Net impairment losses on investment securities

			Total before tax
	—	20	Provision for income taxes

	—	(38)	Net of tax

Defined benefit pension plan items
Amortization of prior service costs	22	26	See Note 1 below
Amortization of actuarial gains/(losses)	10	10	See Note 1 below

	32	36	Total before tax
	(11)	(12)	Provision for income taxes

	21	24	Net of tax

Total reclassifications	$21	$(14)	Net of tax

Details about AOCI Components	Nine Months Ended September 30, 2014 Amount Reclassifed from AOCI	Nine Months Ended September 30, 2013 Amount Reclassifed from AOCI	in the Statement where net income is presented
Available-for-sale securities
Realized gain on sale of securities	$(288)	$(525)	Net realized gain on securities available for sale
Impairment expense	193	—	Net impairment losses on investment securities

	(95)	(525)
	32	178	Provision for income taxes

	(63)	(347)	Net of tax

Defined benefit pension plan items
Amortization of prior service costs	69	78	See Note 1 below
Amortization of actuarial gains/(losses)	30	30	See Note 1 below

	99	108	Total before tax
	(34)	(37)	Provision for income taxes

	65	71	Net of tax

Total reclassifications	$2	$(276)	Net of tax

Note 1: These items are included in the compensation and employee benefits. See Note 8, Retirement Plans, for additional information.

(Dollar amounts in thousands)
	Three Months ended September 30, 2014
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total
Beginning balance	$(2,388)	$18,395	$(434)	$15,573

Other comprehensive income/(loss) before reclassification	335	(1,864)	—	(1,529)

Amounts reclassified from AOCI	—	—	21	21

Net current period OCI	335	(1,864)	21	(1,508)

Ending Balance	$(2,053)	$16,531	$(413)	$14,065

(Dollar amounts in thousands)
	Three Months ended September 30, 2013
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total
Beginning balance	$(2,829)	$12,996	$(581)	$9,586

Other comprehensive income/(loss) before reclassification	19	(900)	—	(881)

Amounts reclassified from AOCI	—	(38)	24	(14)

Net current period OCI	19	(938)	24	(895)

Ending Balance	$(2,810)	$12,058	$(557)	$8,691

(Dollar amounts in thousands)
	Nine Months ended September 30, 2014
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance	$(2,515)	$7,608	$(478)	$4,615

Other comprehensive income/(loss) before reclassification	462	8,986	—	9,448

Amounts reclassified from AOCI	—	(63)	65	2

Net current period OCI	462	8,923	65	9,450

Ending Balance	$(2,053)	$16,531	$(413)	$14,065

(Dollar amounts in thousands)
	Nine Months ended September 30, 2013
	Gains/(losses) on Cash Flow Hedges	Unrealized gains/(losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance	$(3,733)	$29,464	$(628)	$25,103

Other comprehensive income/(loss) before reclassification	923	(17,059)		(16,136)

Amounts reclassified from AOCI		(347)	71	(276)

Net current period OCI	923	(17,406)	71	(16,412)

Ending Balance	$(2,810)	$12,058	$(557)	$8,691

8.	Retirement Plans

Supplemental Executive Retirement Plan and Directors’ Retirement Plan

The Company maintains a Supplemental Executive Benefit Plan (SERP) in order to provide supplemental retirement and death benefits for certain key employees of the Company. Under the SERP, participants shall receive an annual retirement benefit following retirement at age 65 equal to 25% of the participant’s final average pay multiplied by a ratio, ranging from 1.25% to 25.0%, based on the participant’s total years of service. Final average pay is based upon the participant’s last three year’s compensation. The maximum ratio of 25% requires twenty or more years of credited service and the minimum ratio of 1.25% requires one year of credited service. Benefits under the plan are payable in either a lump sum or ten equal annual payments and a lesser benefit is payable upon early retirement at age 50 with at least twelve years of service. If a participant dies prior to retirement, the participant’s estate will receive a lump sum payment equal to the net present value of future benefit payments under the plan. At September 30, 2014, the participants in the plan had credited service under the SERP ranging from 23 to 35 years.

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

The following table illustrates the components of the net periodic pension cost for the SERP and Directors Retirement Plan as of September 30, 2014 and 2013:

(Dollar amounts in thousands)	SERP		SERP
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Components of net periodic pension cost

Service cost	$22	$25	$66	$75
Interest cost	36	28	108	84
Amortization of unrecognized gains and losses	22	26	66	78
Amortization of prior service cost	10	10	30	30

Net periodic pension cost	$90	$89	$270	$267

(Dollar amounts in thousands)	Directors’ Retirement Plan		Directors’ Retirement Plan
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Components of net periodic pension cost
Service cost	$2	$1	$6	$3
Interest cost	9	7	27	21
Amortization of prior service cost	—	—	—	—

Net periodic pension cost	$11	$8	$33	$24

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Management classifies the Company’s equity securities as Level 1 measurements since quoted market prices were available, unadjusted, for identical securities in active markets. Declines in the fair value of individual equity securities that are deemed to be other than temporary, will be written down to current market value and included in earnings as realized losses. Level 2 investment securities were primarily comprised of debt securities issued by states and municipalities and corporations as well as mortgage-backed securities issued by government agencies. On a monthly basis, the fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Due to recent uncertainties in the credit markets broadly, and the lack of both trading and new issuance of floating rate trust preferred securities, market price indications generally reflect the lack of liquidity in these markets, therefore the Company classifies these securities as Level III. Due to this lack of practical quoted prices, fair value for floating rate trust preferred securities has been determined using a discounted cash-flow technique. Cash flows are estimated based upon the contractual terms of each instrument. Market rates have been calculated based upon the five year historical discount margin for these instruments from August 2002 through August 2007, when the market was more liquid. These market rates were then adjusted for credit spreads and liquidity risk given the current markets. Credit spreads are based upon the Moody’s rating for each bond and range from 40 to 70 basis points. Liquidity risk adjustments ranged from 20 to 55 basis points where the securities of the 15 largest banks in the United States are assigned 20 to 40 basis points and banks outside of the top 15 were given a higher liquidity risk adjustment. Approximately $18.2 million or 49.44% of the $36.9 million in floating rate trust preferred securities at September 30, 2014 represent investments in three of the four largest banks in the United States.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of September 30, 2014
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale:
Trust preferred securities	$—	$1,850	$36,886	$38,736
Municipal securities	—	180,636	—	180,636
Equity securities	1,517	—	—	1,517
Corporate bonds	—	186,267	—	186,267
Mortgage backed securities:
U.S. sponsored entities	—	686,202	—	686,202
Private label	—	1,191	—	1,191

Subtotal mortgage-backed securities	—	687,393	—	687,393

Total securities available for sale	$1,517	$1,056,146	$36,886	$1,094,549

Other Assets
Interest rate caps	$—	$663	$—	$663

Total other assets	$—	$663	$—	$663

Liabilities
Other Liabilities
Interest rate swaps	$—	$3,111	$—	$3,111

Total other liabilities	$—	$3,111	$—	$3,111

	As of December 31, 2013
(Dollar amounts in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Assets:
Securities available for sale:
Trust preferred securities	$—	$1,697	$37,209	$38,906
Municipal securities	—	179,740	—	179,740
Equity securities	1,921	—	—	1,921
Corporate bonds	—	206,220	—	206,220
Mortgage backed securities:
U.S. sponsored entities	—	634,424	—	634,424
Private label	—	1,805	—	1,805

Subtotal mortgage-backed securities	—	636,229	—	636,229

Total securities available for sale	$1,921	$1,023,886	$37,209	$1,063,016

Other Assets
Interest rate caps	$—	$717	$—	$717

Total other assets	$—	$717	$—	$717

Liabilities:
Other Liabilities
Interest rate swaps	$—	$3,870	$—	$3,870

Total other liabilities	$—	$3,870	$—	$3,870

There were no transfers between Level I and Level II assets measured at fair value. The following table presents the changes in the Level III assets measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2014 and 2013.

Fair value measurements using significant unobservable inputs (Level III).

(Dollar amounts in thousands)	Securities available for sale Three months ended September 30,		Securities available for sale Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance January 1,	$37,055	$36,934	$37,209	$36,179
Total net realized/unrealized gains (losses)
Included in earnings:
Interest income on securities	3	3	10	10
Net realized loss on securities available for sale	—	—	(193)	—
Included in other comprehensive income	(172)	(169)	(140)	579

Ending balance, September 30,	$36,886	$36,768	$36,886	$36,768

The following table summarizes changes in unrealized gains and losses recorded in earnings for the three and nine month periods ended September 30, 2014 and 2013 for Level III assets and liabilities that are still held at September 30, 2014 and 2013.

(Dollar amounts in thousands)
	Securities available for sale Three months ended September 30,		Securities available for sale Nine months ended September 30,
	2014	2013	2014	2013
Interest income on securities	$3	$3	$10	$10
Net realized loss on securities available for sale	—	—	(193)	—

Total	$3	$3	$(183)	$10

For Level III assets measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

(Dollar amounts in thousands)	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	2014 Range (Weighted Average)	2013 Range (Weighted Average)

Trust Preferred Securities	$36,886	$37,209	Discounted Cash Flow	Credit Spreads Liquidity Risk Adjustments Default Rates	40-70 (57.5) basis points 20-55 (36) basis points .6% -1%	40-75 (62.5) basis points 20-55 (36) basis points .6% -1%

Impaired Loans	15,594	15,961	Appraisal of collateral (1)	Appraisal value and liquidation expense	2.66%-48.93%(9.50%)	2.66%-48.93%(9.50%)

Real estate acquired through foreclosure	2,169	1,977	Appraisal of collateral (1)	N/A	N/A	N/A

Servicing assets	4	9	Discounted Cash Flow	Remaining term Discount Rate	.50 yrs to 16.15 yrs (12 yrs) 11.25%-12.25% (11.36%)	.75 yrs to 16.4 yrs (12.5 yrs) 11.25%-12.25%(11.51%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required periodically to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or impairment write-downs of individual assets. During the period ended September 30, 2014 and 2013, the Company incurred write-downs on its REO properties of $26,000 and $56,000, respectively. There were no adjustments to the fair value for the Company’s remaining assets and liabilities measured at fair value on a nonrecurring basis in accordance with GAAP during the respective periods.

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

Bank owned life insurance (BOLI) – The fair value of BOLI at September 30, 2014 and December 31, 2013 approximated the cash surrender value of the policies at those dates.

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

The following tables set forth the carrying amount and fair value of the Company’s financial instruments included in the consolidated statement of financial condition as of September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollar amounts in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$21,714	$21,714	$—	$—	$21,714
Securities	1,094,549	1,517	1,056,146	36,886	1,094,549
Securities Receivable	799	799	—	—	799
Loans receivable	706,469	—	—	720,332	720,332
Accrued Interest Receivable	7,349	7,349	—	—	7,349
FHLB Stock	13,237	13,237	—	—	13,237
Bank owned life insurance	30,384	30,384	—	—	30,384
Interest rate cap contracts	663	—	663	—	663

Financial Liabilities:
Deposits	1,336,747	676,165	—	665,928	1,342,093
Borrowed funds	346,253	—	108,871	247,621	356,492
Junior subordinated notes	36,083	—	27,062	—	27,062
Advance payments by borrowers for taxes and insurance	1,547	1,547	—	—	1,547
Accrued interest payable	2,461	2,461	—	—	2,461
Interest rate swap contracts	3,111	—	3,111	—	3,111

December 31, 2013
(Dollar amounts in thousands)	Carrying value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total Fair Value

Financial Assets:
Cash and Cash Equivalents	$16,214	$16,214	$—	$—	$16,214
Securities	1,063,016	1,921	1,023,886	37,209	1,063,016
Securities Receivable	654	654	—	—	654
Loans receivable	695,636	—	—	707,919	707,919
Accrued Interest Receivable	7,345	7,345	—	—	7,345
FHLB Stock	15,436	15,436	—	—	15,436
Bank owned life insurance	30,595	30,595	—	—	30,595
Interest rate cap contracts	717	—	717	—	717

Financial Liabilities:
Deposits	1,222,767	577,040	—	652,395	1,229,435
Borrowed funds	441,144	—	151,942	303,436	455,378
Junior subordinated notes	36,083	—	25,258	—	25,258
Advance payments by borrowers for taxes and insurance	2,659	2,659	—	—	2,659
Accrued interest payable	1,046	1,046	—	—	1,046
Interest rate swap contracts	3,870	—	3,870	—	3,870

11.	Subsequent Event

On October 29, 2014, the Company and WesBanco, Inc. (“WesBanco”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into WesBanco (the “Merger”). As a result of the Merger, the separate corporate existence of the Company will cease and WesBanco will continue as the surviving corporation. The Merger Agreement also provides that, promptly following the completion of the Merger, ESB Bank will merge with and into Wesbanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco, with Wesbanco Bank, Inc. continuing as the surviving bank. Under the terms of the Merger Agreement, WesBanco will exchange a combination of shares of its common stock and cash for all of the issued and outstanding shares of the Company’s common stock. Shareholders of the Company will be entitled to receive 0.502 (the “Exchange Ratio”) of a share of WesBanco common stock, plus cash in the amount of $1.76 per share, for each share of common stock of the Company in the exchange. Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the shareholders of the Company, approval of the issuance of shares of WesBanco common stock in connection with the Merger by the shareholders of WesBanco and the receipt of required regulatory approvals. The transaction is expected to be completed in the first or second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On October 29, 2014, the Company and WesBanco, Inc. (“WesBanco”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into WesBanco (the “Merger”). As a result of the Merger, the separate corporate existence of the Company will cease and WesBanco will continue as the surviving corporation. The Merger Agreement also provides that, promptly following the completion of the Merger, ESB Bank will merge with and into Wesbanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco, with Wesbanco Bank, Inc. continuing as the surviving bank. Under the terms of the Merger Agreement, WesBanco will exchange a combination of shares of its common stock and cash for all of the issued and outstanding shares of the Company’s common stock. Shareholders of the Company will be entitled to receive 0.502 (the “Exchange Ratio”) of a share of WesBanco common stock, plus cash in the amount of $1.76 per share, for each share of common stock of the Company in the exchange. Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the shareholders of the Company, approval of the issuance of shares of WesBanco common stock in connection with the Merger by the shareholders of WesBanco and the receipt of required regulatory approvals. The transaction is expected to be completed in the first or second quarter of 2015.

During the three months ended September 30, 2014, the Company reported net income of $4.6 million, an increase of approximately $614,000, or 15.5%, over the same period last year. The Company had an increase in interest income of approximately $102,000 over the same quarter last year, and a decrease in interest expense of $1.0 million during the same period, resulting in an increase of $1.1 million in net interest income. Additionally, there was a decrease in the noncontrolling interest of $182,000 between the periods. These increases to income were partially offset by increases in noninterest expense and provision for income taxes of $207,000 and $362,000, respectively, as well as a decrease of $125,000 in noninterest income.

During the nine months ended September 30, 2014, the Company reported net income of $13.6 million, an increase of approximately $2.1 million, or 17.9%, over the same period last year. The Company had an increase in interest income of approximately $162,000 over the same period last year, and a decrease in interest expense of $3.4 million during the same period, resulting in an increase of $3.6 million in net interest income. In addition, the Company also had decreases in provision for loan losses and net income attributable to the noncontrolling interest of $165,000 and $368,000, respectively, when compared to the nine months ended September 30, 2013. These increases were partially offset by increases in noninterest expense and provision for income taxes of $442,000 and $857,000, respectively, as well as a decrease in noninterest income of $770,000.

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

During the nine months ended September 30, 2014, the Company had approximately $106.9 million of maturing wholesale borrowings with a weighted average rate of 2.98% and an original call/maturity of 4.5 years. The borrowings that matured were partially replaced with wholesale borrowings of approximately $33.9 million with a weighted average rate of 1.15% and an original call/maturity of 2.8 years and deposit growth of approximately $114.0 million during the period.

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

RESULTS OF OPERATIONS

Earnings Summary. The Company recorded net income of $4.6 million, an increase of approximately $614,000, or 15.5%, over the same period last year. The Company had an increase in interest income of approximately $102,000 over the same quarter last year, and a decrease in interest expense of $1.0 million during the same period, resulting in an increase of $1.1 million in net interest income. Additionally there was a decrease in the noncontrolling interest of $182,000 between the periods. These increases were partially offset by increases in noninterest expense and provision for income taxes of $207,000 and $362,000, respectively, as well as a decrease of $125,000 to noninterest income.

The Company recorded net income of $13.6 million, an increase of approximately $2.1 million, or 17.9%, over the same period last year. The Company had an increase in interest income of approximately $162,000 over the same period last year, and a decrease in interest expense of $3.4 million during the same period, resulting in an increase of $3.6 million in net interest income. In addition, the Company also had decreases in provision for loan losses and net income attributable to the noncontrolling interest of $165,000 and $368,000, respectively, when compared to the nine months ended September 30, 2013. These increases were partially offset by increases in noninterest expense and provision for income taxes of $442,000 and $857,000, respectively, as well as a decrease in noninterest income of $770,000.

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

Net interest income increased $1.1 million, or 10.4%, to $12.0 million for the three months ended September 30, 2014, compared to $10.8 million for the same period in the prior year. This increase in net interest income was the result of an increase in interest income of $102,000 and a decrease in interest expense of $1.0 million.

Net interest income increased $3.6 million, or 11.4%, to $35.2 million for the nine months ended September 30, 2014, compared to $31.6 million for the same period in the prior year. This increase in net interest income was the result of an increase in interest income of $162,000 and a decrease in interest expense of $3.4 million.

Interest income. Interest income increased $102,000, or 0.6%, for the three months ended September 30, 2014, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on securities available for sale, FHLB stock and interest earning deposits of $74,000, $71,000 and $12,000, respectively, partially offset by a decrease in interest earned on loans receivable of $55,000.

Interest earned on loans receivable decreased $55,000, or 0.7%, for the three months ended September 30, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 18 basis points to 4.51% for the three months ended September 30, 2014, compared to 4.69% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $22.5 million, or 3.2%, to $714.6 million for the three months ended September 30, 2014, compared to $692.2 million for the same period in the prior year.

Interest earned on securities increased $74,000, or 0.9%, for the three months ended September 30, 2014, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $23.6 million, or 2.3%, to $1.1 billion at September 30, 2014, partially offset by a slight decrease in the tax equivalent yield on securities to 3.35% for the three months ended September 30, 2014 from 3.40% for the three months ended September 30, 2013.

Interest income increased $162,000, or 0.3%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This increase can primarily be attributed to increases in interest earned on securities available for sale, FHLB stock and interest earning deposits of $111,000, $389,000 and $47,000, respectively, partially offset by a decrease in interest earned on loans receivable of $385,000.

Interest earned on loans receivable decreased $385,000, or 1.6%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the yield on the portfolio of 22 basis points to 4.53% for the nine months ended September 30, 2014, compared to 4.75% for the same period in the prior year, partially offset by an increase in the average balance of loans outstanding of $22.1 million, or 3.2%, to $710.7 million for the nine months ended September 30, 2014, compared to $688.7 million for the same period in the prior year.

Interest earned on securities increased $111,000, or 0.5%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This increase was primarily the result of an increase in the average balance of the securities portfolio of $17.7 million, or 1.7%, to $1.1 billion at September 30, 2014, partially offset by a 4 basis point decrease in the tax equivalent yield on securities to 3.39% for the nine months ended September 30, 2014 from 3.44% for the nine months ended September 30, 2013.

Interest expense. Interest expense decreased $1.0 million, or 19.5%, for the three months ended September 30, 2014, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $94,000 and $928,000, respectively.

Interest incurred on deposits decreased $94,000, or 5.2%, for the three months ended September 30, 2014, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 7 basis points to 0.57% from 0.64% for the quarters ended September 30, 2014 and 2013, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $86.6 million, or 7.8% to $1.2 billion for the three months ended September 30, 2014. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $928,000, or 31.8%, for the three months ended September 30, 2014 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the average balance of borrowed funds of $55.9 million, or 13.2%, to $367.1 million at September 30, 2014, as well as a decrease to the cost of these funds of 58 basis points to 2.15% for the quarter ended September 30, 2014 as compared to 2.73% for the quarter ended September 30, 2013.

Interest expense decreased $3.4 million, or 20.3%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This decrease in interest expense can be attributed to decreases in interest incurred on deposits and borrowed funds of $528,000 and $2.9 million, respectively.

Interest incurred on deposits decreased $528,000, or 9.4%, for the nine months ended September 30, 2014, compared to the same period in the prior year. This decrease was due to a decrease in the cost of interest-bearing deposits of 10 basis points to 0.59% from 0.69% for the nine months ended September 30, 2014 and 2013, respectively, partially offset by an increase in the average balance of interest-bearing deposits of $67.7 million, or 6.2% to $1.2 billion for the nine months ended September 30, 2014. The Company manages its cost of interest bearing deposits by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest incurred on borrowed funds decreased $2.9 million, or 29.6%, for the nine months ended September 30, 2014 compared to the same period in the prior year. This decrease was primarily attributable to a decrease in the cost of these funds to 2.26% for the nine months ended September 30, 2014 as compared to 2.93%, for the nine months ended September 30, 2013 as well as a decrease in the average balance of borrowed funds of $38.4 million, or 8.7%, to $402.4 million at September 30, 2014.

In addition to its wholesale strategy, the Company manages its cost of borrowings through the use of debt associated with the issuance of trust preferred securities. During the quarter ended September 30, 2014, the interest incurred on these borrowings decreased by $2,000, or 0.4%, due to a slight decrease in the cost of these funds to 5.79% from 5.82% for the same period in the prior year. During the nine months ended September 30, 2014, the interest incurred on these borrowings decreased by $46,000, or 2.9%, due to a decrease in the average balance of these funds of $1.7 million, or 4.5%, partially offset by an increase of 10 basis points in the cost of these funds to 5.79% from 5.69% for the same period in the prior year.

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

(Dollar amounts in thousands)	Three months ended September 30,
	2014				2013
	Average Balance	Interest	Yield/ Rate		Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Taxable securities available for sale	$696,278	5,147	2.96%		$639,262	4,807	3.01%
Taxable corporate bonds available for sale	227,354	1,377	2.42%		255,606	1,610	2.52%
Tax-exempt securities available for sale	143,930	1,593	6.71	%(1)	149,132	1,626	6.61%

	1,067,562	8,117	3.35	%(1)	1,044,000	8,043	3.40%

Mortgage loans	513,484	5,836	4.55%		499,294	5,825	4.67%
Other loans	161,172	1,739	4.28%		156,290	1,819	4.62%
Tax-exempt loans	39,983	335	5.04	%(1)	36,585	321	5.27%

	714,639	7,910	4.51	%(1)	692,169	7,965	4.69%

Cash equivalents	23,980	14	0.23%		12,766	2	0.06%
FHLB stock	13,866	139	3.98%		15,472	68	1.74%

	37,846	153	1.60%		28,238	70	0.98%

Total interest-earning assets	1,820,047	16,180	3.77	%(1)	1,764,407	16,078	3.87%
Other noninterest-earning assets	134,265	—	—		130,108	—	—

Total assets	$1,954,312	16,180	3.51	%(1)	$1,894,515	16,078	3.60%

Interest-bearing liabilities:
Interest-bearing demand deposits	538,795	124	0.09%		469,186	91	0.08%
Time deposits	656,094	1,582	0.96%		639,129	1,709	1.06%

	1,194,889	1,706	0.57%		1,108,315	1,800	0.64%

FHLB advances	256,790	930	1.44%		252,395	1,352	2.12%
Repurchase Agreements	99,667	948	3.77%		158,000	1,431	3.59%
Other borrowings	10,682	111	4.12%		12,672	134	4.20%

	367,139	1,989	2.15%		423,067	2,917	2.73%

Junior subordinated notes- fixed	36,083	527	5.79%		36,083	529	5.82%

	36,083	527	5.79%		36,083	529	5.82%

Total interest-bearing liabilities	1,598,111	4,222	1.05%		1,567,465	5,246	1.33%
Noninterest-bearing demand deposits	132,655	—	—		122,651	—	—
Other noninterest-bearing liabilities	19,063	—	—		21,622	—	—

Total liabilities	1,749,829	4,222	0.96%		1,711,738	5,246	1.22%
Stockholders’ equity	204,483	—	—		182,777	—	—

Total liabilities and equity	$1,954,312	4,222	0.86%		$1,894,515	5,246	1.10%

Net interest income		11,958				10,832

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.72	%(1)			2.54%

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.85	%(1)			2.69%

(Dollar amounts in thousands)	Nine months ended September 30,
	2014				2013
	Average Balance	Interest	Yield / Rate		Average Balance	Interest	Yield / Rate

Interest-earning assets:
Taxable securities available for sale	$680,926	15,432	3.02%		$634,959	14,459	3.04%
Taxable corporate bonds available for sale	235,549	4,222	2.39%		261,093	5,025	2.57%
Tax-exempt securities available for sale	146,283	4,871	6.73	% (1)	149,052	4,930	6.68	% (1)

	1,062,758	24,525	3.39	% (1)	1,045,104	24,414	3.44	% (1)

Mortgage loans	513,681	17,550	4.56%		494,870	17,598	4.74%
Other loans	158,446	5,109	4.31%		155,656	5,437	4.67%
Tax-exempt loans	38,602	966	5.07	% (1)	38,150	975	5.18	% (1)

	710,729	23,625	4.53	% (1)	688,676	24,010	4.75	% (1)

Cash equivalents	26,697	49	0.25%		10,509	2	0.03%
FHLB stock	14,646	475	4.34%		15,348	86	0.75%

	41,343	524	1.69%		25,857	88	0.46%

Total interest-earning assets	1,814,830	48,674	3.80	% (1)	1,759,637	48,512	3.91	% (1)
Other noninterest-earning assets	134,434	—	—		144,199	—	—

Total assets	$1,949,264	48,674	3.53	% (1)	$1,903,836	48,512	3.61	% (1)

Interest-bearing liabilities:
Interest-bearing demand deposits	510,155	333	0.09%		464,116	266	0.08%
Time deposits	653,124	4,782	0.98%		631,512	5,377	1.14%

	1,163,279	5,115	0.59%		1,095,628	5,643	0.69%

FHLB advances	274,539	3,238	1.58%		242,096	4,300	2.37%
Repurchase Agreements	116,889	3,218	3.68%		187,444	5,008	3.57%
Other borrowings	10,988	344	4.19%		11,274	356	4.22%

	402,416	6,800	2.26%		440,814	9,664	2.93%

Junior subordinated notes- fixed	36,083	1,562	5.79%		36,083	1,562	5.79%
Junior subordinated notes- adjustable	—	—	—		1,718	46	3.58%

	36,083	1,562	5.79%		37,801	1,608	5.69%

Total interest-bearing liabilities	1,601,778	13,477	1.12%		1,574,243	16,915	1.44%

Noninterest-bearing demand deposits	129,607	—	—		117,311	—	—
Other noninterest-bearing liabilities	18,562	—	—		22,050	—	—

Total liabilities	1,749,947	13,477	1.03%		1,713,604	16,915	1.32%
Stockholders’ equity	199,317	—	—		190,232	—	—

Total liabilities and equity	$1,949,264	13,477	0.92%		$1,903,836	16,915	1.19%

Net interest income		35,197				31,597

Interest rate spread (difference between weighted average rate on interest-earning assets and interest-bearing liabilities)			2.68	% (1)			2.47	% (1)

Net interest margin (net interest income as a percentage of average interest-earning assets)			2.81	% (1)			2.62	% (1)

(1)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt investments and tax-exempt loans using the federal statutory rate of 34% for each period presented. ESB believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Analysis of Changes in Net Interest Income. The following tables analyze the changes in interest income and interest expense, for the three and nine month periods ended September 30, 2014, in terms of: (1) changes in volume of interest-earning assets and interest-bearing liabilities and (2) changes in yields and rates. The table reflects the extent to which changes in the Company’s interest income and interest expense are attributable to changes in rate (change in rate multiplied by prior period volume), changes in volume (changes in volume multiplied by prior period rate) and changes attributable to the combined impact of volume/rate (change in rate multiplied by change in volume). The changes attributable to the combined impact of volume/rate are allocated on a consistent basis between the volume and rate variances. Changes in interest income on securities reflects the changes in interest income on a fully tax equivalent basis.

(Dollar amounts in thousands)	Three months ended, September 30, 2014 versus 2013 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$180	$(106)	$74
Loans	254	(309)	(55)
Cash equivalents	3	9	12
FHLB stock	(8)	79	71

Total interest-earning assets	429	(327)	102

Interest expense:
Deposits	134	(229)	(95)
FHLB advances	23	(444)	(421)
Repurchase agreements	(552)	69	(483)
Other borrowings	(21)	(2)	(23)
Junior subordinated notes	—	(2)	(2)

Total interest-bearing liabilities	(416)	(608)	(1,024)

Net interest income	$845	$281	$1,126

(Dollar amounts in thousands)	Nine months ended September 30, 2014 versus 2013 Increase (decrease) due to
	Volume	Rate	Total
Interest income:
Securities	$409	$(298)	$111
Loans	754	(1,139)	(385)
Cash equivalents	7	40	47
FHLB stock	(4)	393	389

Total interest-earning assets	1,166	(1,004)	162

Interest expense:
Deposits	333	(861)	(528)
FHLB advances	521	(1,583)	(1,062)
Repurchase agreements	(1,938)	148	(1,790)
Other borrowings	(9)	(3)	(12)
Junior subordinated notes	(74)	28	(46)

Total interest-bearing liabilities	(1,167)	(2,271)	(3,438)

Net interest income	$2,333	$1,267	$3,600

Provision for loan losses. The provision for loan losses remained the same at $75,000 for the quarters ended September 30, 2014 and September 30, 2013 and decreased $165,000 to $135,000 for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. These provisions were part of the normal operations of the Company for the periods ending September 30, 2014. Determining the appropriate level of allowance for loan losses, management considers historical loss experience, the financial condition of borrowers, economic conditions (particularly as they relate to markets where the Company originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio. The Company’s total allowance for losses on loans at September 30, 2014 amounted to $6.8 million, or 0.93% of the Company’s total loan portfolio, as compared to $6.8 million, or 0.95%, at December 31, 2013. The Company’s allowance for losses on loans as a percentage of non-performing loans was 78.1% and 77.8% at September 30, 2014 and December 31, 2013, respectively.

Non-interest income. Non-interest income decreased $125,000, or 7.7%, for the three months ended September 30, 2014 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to fees and service charges, net gain on sale of securities, income from real estate joint ventures and other income of $24,000, $58,000, $177,000 and $89,000, respectively, partially offset by an increase in net realized gain on derivatives between the quarters of $209,000, or 125.9%.

Non-interest income decreased $770,000, or 14.2%, for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease in non-interest income was comprised of decreases to net gain on sale of securities, net realized gain on derivatives and other income of $237,000, $448,000 and $144,000, respectively, as well as a decrease to net impairment losses on securities of $193,000. These decreases in income were partially offset by increases in fees and service charges of $256,000.

Net realized gain on securities available for sale decreased $58,000 and $237,000 for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2014, the Company had $563,000 in equity sales from the portfolio in the first quarter, resulting in a gain of $288,000, and no sales in the quarters ended June 30, 2014 and September 30, 2014. During the nine months ended September 30, 2013, the Company had $1.5 million in fixed rate mortgage-backed security sales in the first quarter, $287,000 of equity sales in the second quarter, and $161,000 of equity sales in the third quarter, resulting in a gain of $58,000 for the quarter and $525,000 for the nine month period.

The Company had gains on derivatives during the quarter ended September 30, 2014 of $43,000 compared to losses in the same period in 2013 of $166,000, resulting in an increase between the periods of $209,000. The Company had losses on derivatives during the nine months ended September 30, 2014 of $397,000 compared to gains in the same period in 2013 of $51,000, resulting in a decrease between the periods of $448,000. These fluctuations were due to market value adjustments to the Company’s interest rate caps.

Real estate joint venture income decreased $177,000 and increased $7,000 for the three and nine months ended September 30, 2014 when compared to the same periods in the prior year. The Company has a 51% ownership in its real estate joint ventures. The Company has a mixture of joint ventures in which it participates either in land development only or construction of units.

Non-interest expense. Non-interest expense increased $207,000, or 2.8%, to $7.7 million for the three months ended September 30, 2014 as compared to $7.5 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits, advertising and other expense of $188,000, $17,000 and $77,000, respectively, partially offset by decreases in premises and equipment and amortization of intangible assets of $50,000 and $16,000, respectively.

Non-interest expense increased $442,000, or 2.0%, to $22.6 million for the nine months ended September 30, 2014, as compared to $22.2 million for the same period in the prior year. This increase was primarily related to increases in compensation and employee benefits and advertising of $649,000 and $36,000, respectively, partially offset by decreases in premises and equipment, federal deposit insurance premiums, data processing, amortization of intangible assets and other expense of $79,000, $68,000, $38,000, $45,000 and $13,000, respectively.

Compensation and employee benefits increased $188,000 and $649,000 for the three and nine months ended September 30, 2014, as compared to the same period in the prior year. The increases were primarily due to normal salary adjustments between the periods as well as increases to compensation expense related to retirement expenses, stock options and the restricted stock and group life and hospital insurance expense.

Premises and equipment expenses decreased $50,000 and $79,000 for the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, primarily due to decreased maintenance costs at the Company’s properties.

Other expenses increased $77,000 for the three months ended September 30, 2014 as compared to the same period in the prior year. This increase was primarily due to increases in legal and consulting fees, partially offset by a decrease the loss reserve the Company places on its unfunded loan commitments as well as decreased costs to the low income housing projects in which the Company participates. Other expenses decreased $13,000 for the nine months ended September 30, 2014, as compared to the same period in the prior year, primarily due to the aforementioned decreases on its unfunded loan commitments as well as decreased costs to the low income housing projects in which the Company participates.

Provision for income taxes. The provision for income taxes increased $362,000, or 47.4%, to $1.1 million for the three months ended September 30, 2014, compared to $763,000 for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 19.7% for the quarter ended September 30, 2014 as compared to 16.1% for the same period in the prior year.

The provision for income taxes increased $857,000, or 33.9%, to $3.4 million for the nine months ended September 30, 2014, compared to $2.5 million for the same period in the prior year. This provision for income taxes reflects an effective tax rate of 19.99% for the period ended September 30, 2014 as compared to 18.0% for the same period in the prior year.

CHANGES IN FINANCIAL CONDITION

General. The Company’s total assets increased by $38.5 million, or 2.0%, during the period to $1.95 billion at September 30, 2014 from $1.91 billion at December 31, 2013 This increase resulted primarily from increases to cash and cash equivalents, securities available for sale, loans receivable, real estate acquired through foreclosure (REO) and securities receivable of $5.5 million, or 33.9%, $31.5 million, or 3.0%, $10.8 million, or 1.6%, $192,000, or 9.7% and $145,000, or 22.2%, respectively. These increases were partially offset by decreases in FHLB stock, premises and equipment, real estate held for investment, intangible assets, bank owned life insurance and prepaid expenses and other assets of $2.2 million, or 14.3%, $499,000, or 3.8%, $2.4 million, or 30.9%, $90,000, or 70.9%, $211,000, or 0.7%, and $4.3 million, or 32.7%, respectively. Total non-performing assets increased slightly to $10.9 million at September 30, 2014 compared to $10.8 million at December 31, 2013 and non-performing assets to total assets were 0.56% at September 30, 2014 and December 31, 2013. The increase in non-performing assets of approximately $150,000, or 1.4%, was primarily the result of increases in REO, repossessed vehicles and troubled debt restructuring of $192,000, $62,000 and $69,000, respectively, partially offset by a decrease in nonperforming loans of $173,000. The Company’s total liabilities increased $19.1 million, or 1.1%, to $1.74 billion at September 30, 2014 from $1.72 billion at December 31, 2013. This increase resulted primarily from increases to deposits and accrued expenses and other liabilities of $114.0 million, or 9.3%, and $1.5 million, or 8.6%, respectively, these increases were partially offset by decreases to borrowed funds, advance payments by borrowers for taxes and insurance and accounts payable for land development of $94.9 million, or 19.9%, $1.1 million, or 41.8%, and $361,000, or 26.1%, respectively. Total stockholders’ equity increased $19.4 million, or 10.4%, to $205.2 million at September 30, 2014 from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income (AOCI) of $209,000, or 0.2%, $8.2 million, or 8.4%, and $9.5 million, or 204.8%, partially offset by decreases in treasury stock and unearned employee stock ownership plan of $834,000, or 4.8%, and $730,000, or 34.4%, respectively. The increase to AOCI is a reflection of an increase of $8.9 million in unrealized gain on securities as a result of a decrease of approximately 54 basis points in the rate on ten year Treasury securities for the nine months ended September 30, 2014. Average stockholders’ equity to average assets was 10.23%, and book value per share was $11.53 at September 30, 2014 compared to 9.96% and $10.48, respectively, at December 31, 2013.

Cash on hand and Interest-earning deposits. Cash on hand and interest-earning deposits represent cash equivalents. Cash equivalents increased a combined $5.5 million, or 33.9%, to $21.7 million at September 30, 2014, from $16.2 million at December 31, 2013. These accounts are typically increased by deposits from customers into saving and checking accounts, loan and securities repayments and proceeds from borrowed funds. Decreases result from customer withdrawals, new loan originations, security purchases and repayments of borrowed funds.

Securities. The Company’s securities and loan portfolios represent its two largest balance sheet asset classifications. The Company’s securities portfolio increased by $31.5 million, or 3.0%, to $1.1 billion at September 30, 2014. During the nine months ended September 30, 2014, the Company recorded purchases of available for sale securities of $142.5 million, consisting of purchases of fixed-rate mortgage backed securities of $126.9 million, $8.4 million of municipal bonds and $7.2 million of corporate bonds. In addition, the portfolio increased by $13.4 million due to increases in market value. These fair value adjustments represent temporary fluctuations resulting from changes in market rates in relation to average yields in the available for sale portfolio. Offsetting these increases were sales of $563,000, consisting of sales of common stock resulting in a gain of $288,000. In addition, there were repayments and maturities of securities of $122.4 million, premium amortizations of $1.3 million and realized losses of $193,000 on other than temporarily impaired securities.

The Company’s investment strategy for 2014 is to utilize the cash flows from the mortgage backed securities and investment portfolios for the funding of loans and for reinvestment into similar investment products to maintain or improve the Company’s interest rate sensitivity. The Company continues to purchase corporate and municipal bonds to provide structure during this historically low interest rate environment. As an additional step to aid interest rate sensitivity, the Company had $230.0 million notional amount of interest rate caps that are unhedged and marked to market quarterly through the income statement. These interest rate caps help insulate the net interest margin against a rapid rise in short term interest rates. For the nine months ended September 30, 2014, this resulted in approximately $397,000 of non-interest expense due to decreases in the fair value of these interest rate caps.

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

As of September 30, 2014, the Company had securities with unrealized losses for greater than twelve months of $10.0 million, as more fully described in footnote 2 “Securities” to the financial statements included in Item 1. The $10.0 million primarily consists of unrealized losses attributed to the Company’s floating rate trust preferred corporate bonds. Management’s conclusion after reviewing all of the factors, is that although the market value of these securities is below book value and will most likely remain so until the economic environment changes, we believe it to be a function of widening credit spreads that have affected the corporate bond market in general as the economy has weakened and is not a reflection of the issuers’ credit worthiness. Therefore, although some of the bonds exhibit a few of the indicators of an other-than-temporary impairment, the majority of the evidence indicates that no impairment exists at this time and the decline is due to the widening credit spreads as well as the current interest rate environment. Finally, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, and considers the securities an important part of managing its interest rate risk profile.

Loans receivable. The loans receivable category consists primarily of single family mortgage loans used to purchase or refinance personal residences located within the Company’s market area and commercial real estate loans used to finance properties that are used in the borrowers businesses or to finance investor-owned rental properties, and to a lesser extent commercial and consumer loans. Net loans receivable increased $10.8 million, or 1.6%, to $706.5 million at September 30, 2014, from $695.6 million at December 31, 2013. Included in this increase in loans receivable were increases in consumer and commercial loans of $3.6 million, or 2.7%, and $5.1 million, or 9.7%, as well as changes in the allowance for loan losses, deferred loan fees and loans in process which combined decreased $2.3 million, or 11.2%, during the nine months ended September 30, 2014.

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

Non-performing assets amounted to $10.9 million, or 0.56%, of total assets at September 30, 2014 compared to $10.8 million, or 0.56%, of total assets at December 31, 2013. The increase in non-performing assets of approximately $150,000 was primarily the result of increases in the balances of non-performing loans, REO, repossessed vehicles and TDRs of $192,000, $62,000 and $69,000 respectively, partially offset by a decrease in non-performing of $173,000.

FHLB Stock. FHLB stock decreased by $2.2 million, or 14.3%, to $13.2 million at September 30, 2014 compared to $15.4 million at December 31, 2013. The Bank is required to maintain an investment in capital stock of the FHLB of Pittsburgh in an amount not less than 5.0% of its outstanding notes payable to the FHLB of Pittsburgh.

Real Estate Held for Investment. The Company’s real estate held for investment decreased by $2.4 million, or 30.9%, to $5.4 million at September 30, 2014, from $7.8 million at December 31, 2013. This decrease is primarily the result of the sale of the remaining 44 lots in one of the Company’s real estate venture projects as well as the result of sales activity in the joint ventures in which the Company has a 51% ownership, offset by construction activity within those joint ventures.

Intangible assets. Intangible assets decreased $90,000, or 70.9%, to $37,000 at September 30, 2014, from $127,000 at December 31, 2013. The decrease primarily resulted from normal amortization of the core deposit intangible from acquisitions. Amortization is expected to total $110,000 and $8,000 for the years 2014 and 2015, respectively.

Bank owned life insurance. Bank owned life insurance (BOLI) is universal life insurance, purchased by the Bank, on the lives of the Bank’s employees. The beneficial aspects of these universal life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by ESB as the owner of the policies. The cash surrender value of the BOLI as of September 30, 2014 was $30.4 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets decreased $4.3 million, or 32.7%, to $8.9 million at September 30, 2014 from $13.2 million at December 31, 2013. This decrease is primarily due to an decrease in the Company’s deferred tax asset of approximately $5.1 million, partially offset by increases in the Company’s receivables. The decrease to the deferred tax asset is a reflection of an increase of $8.9 million in unrealized gain on securities as a result of a decrease of approximately 54 basis points in the rate on ten year Treasury securities for the nine months ended September 30, 2014

Deposits. The Company considers various sources when evaluating funding needs, including but not limited to deposits, which are a significant source of funds. Total deposits increased $114.0 million, or 9.3% to $1.3 billion at September 30, 2014. Deposits represented 77.8% of the Company’s total funding sources at September 30, 2014. The primary source of the growth was $99.1 million in low interest core deposits consisting of interest-bearing demand deposits which increased $96.6 million and non-interest bearing demand deposits which increased $2.5 million during the period. Additionally, time deposits increased $14.9 million during the nine months ended September 30, 2014. The Company continues to pursue low cost core deposit funding through its ongoing campaign to increase commercial, public and personal checking accounts throughout its 23 branch network.

Borrowed funds. The Company utilizes short and long-term borrowings as another source of funding used for asset growth and liquidity needs. These borrowings include FHLB advances and repurchase agreement borrowings. Borrowed funds decreased $94.9 million, or 19.9%, to $382.3 million at September 30, 2014 from $477.2 million at December 31, 2013. FHLB advances decreased $53.1 million, or 18.3%, repurchase agreements decreased $40.0 million or 29.0%, other borrowings decreased approximately $1.7 million, or 14.3%, while junior subordinated notes remained the same at $36.1 million during the nine months ended September 30, 2014. Borrowed funds and deposits are two of the primary sources of funds for the Company. As part of its general business practice, the Company seeks out the most competitive rate on the products and will adjust the mix of FHLB advances and repurchase agreements accordingly.

Accounts payable for land development. The accounts payable for land development decreased $361,000, or 26.1%, to $1.0 million at September 30, 2014, from $1.4 million at December 31, 2013. This account represents the unpaid portion of the development costs for the Company’s joint ventures.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased by $1.5 million, or 8.6%, to $18.5 million at September 30, 2014, from $17.0 million at December 31, 2013. The increase was primarily due to increases various accrued expenses including escrow accounts related to the mortgage and commercial loans.

Stockholders’ equity. Stockholders’ equity increased $19.4 million, or 10.4%, to $205.2 million at September 30, 2014, from $185.8 million at December 31, 2013. The increase to stockholders’ equity was primarily the result of increases in additional paid in capital, retained earnings and accumulated other comprehensive income (AOCI) of $209,000, or 0.2%, $8.2 million, or 8.4%, and $9.5 million, or 204.8%, partially offset by decreases in treasury stock and unearned employee stock ownership plan of $834,000, or 4.8%, and $730,000, or 34.4%, respectively. The increase to AOCI is a reflection of an increase of $8.9 million in unrealized gain on securities as a result of a decrease of approximately 54 basis points in the rate on ten year Treasury securities for the nine months ended September 30, 2014. Average stockholders’ equity to average assets was 10.23%, and book value per share was $11.53 at September 30, 2014 compared to 9.96% and $10.48, respectively, at December 31, 2013.

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

As of September 30, 2014, the implementation of these asset and liability initiatives resulted in the following: (i) $114.6 million or 16.7% of the Company’s mortgage-backed securities portfolio, $119.4 million or 64.1% of the Company’s corporate bond portfolio and $38.7 million or 95.2% of the Company’s trust preferred securities portfolio were secured by ARMs; (ii) $160.2 million or 22.1% of the Company’s total loan portfolio had adjustable interest rates or maturities of 12 months or less and $49.5 million or 13.1% of the Company’s portfolio of single-family residential mortgage loans (including residential construction loans) consisted of ARMs, (iii) the weighted average call/maturity of the Company’s FHLB advances and repurchase agreements was 3.5 years and (iv) the Company had $230.0 million in notional amount of interest rate caps.

The implementation of the foregoing asset and liability initiatives and strategies, combined with other external factors such as demand for the Company’s products and economic and interest rate environments in general, has resulted in the Company historically being able to maintain a one-year interest rate sensitivity gap (GAP) ranging between 0.0% of total assets to a negative 20.0% of total assets. The one-year interest rate sensitivity gap is defined as the difference between the Company’s interest-earning assets, which are scheduled to mature or reprice within one year and its interest-bearing liabilities, which are scheduled to mature or reprice within one year. At September 30, 2014, the Company’s interest-earning assets maturing or repricing within one year totaled $561.0 million while the Company’s interest-bearing liabilities maturing or repricing within one-year totaled $699.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $138.8 million or a negative 7.1% of total assets. At September 30, 2014, the percentage of the Company’s assets to liabilities maturing or repricing within one year was 80.2%. The Company normally strives to maintain its one-year interest rate sensitivity gap between a range of 0.0% and a negative 20.0% of total assets.

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

The following table presents the simulated impact of a 100 basis point or 200 basis point upward or downward shift of market interest rates on net interest income, return on average equity, diluted earnings per share and the change in EVE. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2014 remained constant. The impact of the market rate movements was developed by simulating the effects of rates changing gradually over a one-year period from the September 30, 2014 levels for net interest income, return on average equity and diluted earnings per share. The impact of market rate movements was developed by simulating the effects of an immediate and permanent change in rates at September 30, 2014 for the change in EVE. The impact of the rate change for net interest income is compared to the base amount which can fluctuate from period to period.

	Increase		Decrease
	+100 BP	+200 BP	-100 BP	-200 BP
Net interest income - increase (decrease)	1.45%	1.87%	(2.38%)	N/A
Return on average equity - increase (decrease)	2.83%	3.69%	(4.67%)	N/A
Diluted earnings per share - increase (decrease)	3.00%	4.34%	(4.76%)	N/A
EVE - increase (decrease)	(10.33%)	(25.26%)	(4.13%)	N/A

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

Net cash provided by operating activities totaled $18.0 million for the nine months ended September 30, 2014. Net cash provided by operating activities was primarily comprised of net income of $13.7 million and increases in amortization of premiums and discounts and accrued expenses and other liabilities of $1.9 million and $2.2 million, respectively, as well as slight variances in other operating activities.

Funds uses by investing activities totaled $26.4 million during the nine months ended September 30, 2014. Primary uses of funds included $142.5 million for purchases of securities available for sale and $113.9 million for loan originations and purchases, partially offset by principal repayments of loans receivable and securities available for sale of $104.3 million and $122.4 million, respectively.

Funds provided by financing activities totaled $14.0 million for the nine months ended September 30, 2014. The primary sources of funds were an increase in deposits of $114.0 million and proceeds from long-term borrowings of $33.9 million, partially offset by uses of funds were repayments of long-term borrowings, net repayment of short-term borrowings and dividends paid of $108.7 million, $20.1 million and $5.3 million, respectively.

At September 30, 2014, the total approved loan commitments outstanding amounted to $4.3 million. At the same date, commitments under unused lines of credit and credit card lines amounted to $68.6 million and the unadvanced portion of construction loans approximated $14.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $477.3 million.

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

On September 16, 2014, the Company’s Board of Directors declared a cash dividend of $0.10 per share on common stock payable October 24, 2014, to shareholders of record at the close of business on September 30, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

REGULATORY CAPITAL REQUIREMENTS

Current regulatory requirements specify that the Bank and similar institutions must maintain leverage capital equal to 4% of adjusted total assets and total risk-based capital equal to 8% of risk-weighted assets. The Federal Deposit Insurance Corporation (FDIC) may require higher core capital ratios if warranted, and institutions are to maintain capital levels consistent with their risk exposures. The FDIC reserves the right to apply this higher standard to any insured financial institution when considering an institution’s capital adequacy. At September 30, 2014, ESB Bank was in compliance with all regulatory capital requirements with leverage and total risk-based capital ratios of 9.5% and 17.3%, respectively.

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

Item 4. Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. During the period ended September 30, 2014, there have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b)	Not applicable
(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2014	230	$13.11	230	860,283
August 1-31, 2014	—	—	—	860,283
September 1-30, 2014	—	—	—	860,283

Totals	230	$13.11	230	860,283

(1)	On April 22, 2013, the Company announced a new program to repurchase up to 5%, or 880,000 shares, of the Company’s outstanding common stock. The program does not have an expiration date and all shares are purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

It em 6. Exhibits

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

ESB FINANCIAL CORPORATION

Date: November 10, 2014	By:	/s/ Charlotte A. Zuschlag
Charlotte A. Zuschlag
President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Charles P. Evanoski
Charles P. Evanoski
Group Senior Vice President and
Chief Financial Officer